Form 10-Q
period 2019-06-30
GATX CORP
filed 2019-07-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)

233 South Wacker Drive
Chicago, Illinois 60606-7147
(Address of principal executive offices, including zip code)
(312) 621-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GATX	New York Stock Exchange
Chicago Stock Exchange
5.625% Senior Notes due 2066	GMTA	New York Stock Exchange

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

There were 35.7 million common shares outstanding at June 30, 2019.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2019	2018
Assets
Cash and Cash Equivalents	$286.6	$100.2
Restricted Cash	0.3	6.5
Receivables
Rent and other receivables	97.8	87.0
Finance leases (as lessor)	95.3	126.4
Less: allowance for losses	(6.0)	(6.4)
	187.1	207.0

Operating Assets and Facilities	9,728.9	9,545.9
Less: allowance for depreciation	(3,122.6)	(3,013.2)
	6,606.3	6,532.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	440.6	—
Finance leases, net of accumulated depreciation	16.5	16.8
	457.1	16.8

Investments in Affiliated Companies	495.8	464.5
Goodwill	82.4	82.9
Other Assets	237.5	206.1
Total Assets	$8,353.1	$7,616.7

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$152.8	$177.5
Debt
Commercial paper and borrowings under bank credit facilities	26.0	110.8
Recourse	4,832.5	4,429.7
	4,858.5	4,540.5
Lease Obligations (as lessee)
Operating leases	454.5	—
Finance leases	10.6	11.3
	465.1	11.3

Deferred Income Taxes	908.4	877.8
Other Liabilities	133.5	221.5
Total Liabilities	6,518.3	5,828.6
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,476,417 and 67,329,081 Outstanding shares — 35,665,345 and 36,612,227	41.8	41.6
Additional paid in capital	713.0	706.4
Retained earnings	2,533.5	2,419.2
Accumulated other comprehensive loss	(155.8)	(164.6)
Treasury stock at cost (31,811,072 and 30,716,854 shares)	(1,297.7)	(1,214.5)
Total Shareholders’ Equity	1,834.8	1,788.1
Total Liabilities and Shareholders’ Equity	$8,353.1	$7,616.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Lease revenue	$274.0	$271.0	$548.4	$544.2
Marine operating revenue	60.9	55.8	74.0	70.0
Other revenue	24.5	22.7	54.0	40.6
Total Revenues	359.4	349.5	676.4	654.8
Expenses
Maintenance expense	85.7	82.0	166.9	163.2
Marine operating expense	41.0	37.6	53.1	50.1
Depreciation expense	83.8	81.1	163.7	158.5
Operating lease expense	13.7	12.7	27.4	25.7
Other operating expense	7.8	9.1	15.8	17.7
Selling, general and administrative expense	45.1	46.2	91.2	91.1
Total Expenses	277.1	268.7	518.1	506.3
Other Income (Expense)
Net gain on asset dispositions	32.9	6.1	41.8	62.2
Interest expense, net	(47.1)	(42.2)	(93.6)	(82.1)
Other expense	(0.6)	(9.8)	(3.8)	(11.1)
Income before Income Taxes and Share of Affiliates’ Earnings	67.5	34.9	102.7	117.5
Income taxes	(15.6)	(9.1)	(24.0)	(29.7)
Share of affiliates’ earnings, net of taxes	16.1	13.0	30.8	27.3
Net Income	$68.0	$38.8	$109.5	$115.1
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	11.7	(50.4)	1.2	(35.5)
Unrealized gain on derivative instruments	1.1	2.2	3.1	0.7
Post-retirement benefit plans	1.5	1.9	4.5	3.8
Other comprehensive income (loss)	14.3	(46.3)	8.8	(31.0)
Comprehensive Income (Loss)	$82.3	$(7.5)	$118.3	$84.1

Share Data
Basic earnings per share	$1.89	$1.03	$3.02	$3.05
Average number of common shares	36.0	37.7	36.2	37.8

Diluted earnings per share	$1.86	$1.01	$2.97	$2.99
Average number of common shares and common share equivalents	36.7	38.4	36.9	38.5

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2019	2018
Operating Activities
Net income	$109.5	$115.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	169.3	167.2
Net gains on sales of assets	(41.0)	(61.1)
Deferred income taxes	15.7	21.2
Share of affiliates’ earnings, net of dividends	(30.7)	(27.2)
Changes in working capital items	(47.0)	(8.5)
Net cash provided by operating activities	175.8	206.7
Investing Activities
Portfolio investments and capital additions	(331.4)	(367.0)
Purchases of assets previously leased	—	(39.1)
Portfolio proceeds	133.5	149.0
Proceeds from sales of other assets	14.6	20.9
Other	1.5	2.6
Net cash used in investing activities	(181.8)	(233.6)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	549.5	297.1
Repayments of debt (original maturities longer than 90 days)	(160.0)	(263.1)
Net decrease in debt with original maturities of 90 days or less	(84.8)	0.1
Stock repurchases	(82.4)	(25.0)
Dividends	(36.2)	(35.7)
Other	(0.3)	(1.4)
Net cash provided (used) in financing activities	185.8	(28.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.4	(3.7)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the period	180.2	(58.6)
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	106.7	299.7
Cash, Cash Equivalents, and Restricted Cash at end of the period	$286.9	$241.1

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	67.4	$41.7	67.2	$41.6	67.3	$41.6	67.1	$41.6
Issuance of common stock	0.1	0.1	0.1	—	0.2	0.2	0.2	—
Balance at end of the period	67.5	41.8	67.3	41.6	67.5	41.8	67.3	41.6
Treasury Stock
Balance at beginning of the period	(31.2)	(1,254.5)	(29.6)	(1,124.0)	(30.7)	(1,214.5)	(29.2)	(1,099.0)
Stock repurchases	(0.6)	(43.2)	—	—	(1.1)	(83.2)	(0.4)	(25.0)
Balance at end of the period	(31.8)	(1,297.7)	(29.6)	(1,124.0)	(31.8)	(1,297.7)	(29.6)	(1,124.0)
Additional Paid In Capital
Balance at beginning of the period		709.5		699.9		706.4		698.0
Share-based compensation effects		3.5		2.8		6.6		4.7
Balance at end of the period		713.0		702.7		713.0		702.7
Retained Earnings
Balance at beginning of the period		2,482.6		2,335.9		2,419.2		2,261.7
Net income		68.0		38.8		109.5		115.1
Dividends declared ($0.46 and $0.44 per share QTR and $0.92 and $0.88 per share YTD)		(17.1)		(17.4)		(34.6)		(34.7)
Cumulative impact of accounting standard adoption		—		—		39.4		15.2
Balance at end of the period		2,533.5		2,357.3		2,533.5		2,357.3
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(170.1)		(113.7)		(164.6)		(109.6)
Other comprehensive income (loss)		14.3		(46.3)		8.8		(31.0)
Cumulative impact of accounting standard adoption		—		—		—		(19.4)
Balance at end of the period		(155.8)		(160.0)		(155.8)		(160.0)
Total Shareholders’ Equity		$1,834.8		$1,817.6		$1,834.8		$1,817.6

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

Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2019. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table shows the components of our lease income (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease income	$2.7	$5.5
Operating lease income:
Fixed lease income	253.9	507.8
Variable lease income	17.4	35.1
Total operating lease income	271.3	542.9
Total lease income	$274.0	$548.4

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $20.6 million and $44.3 million for the three months and six months ended June 30, 2019.

The following table shows the components of our direct finance leases (in millions):

June 30, 2019
Total contractual lease payments receivable	$93.7
Estimated unguaranteed residual value of leased assets	41.0
Unearned income	(39.4)
Finance leases	$95.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. The railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At June 30, 2019, we leased approximately 8,300 railcars at Rail North America.

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

The following table shows the components of lease expense (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.4
Interest on lease liabilities	0.1	0.2
Operating lease cost (1):
Fixed lease cost - operating leases	15.2	30.4
Total lease cost	$15.5	$31.0
________

(1)	Total operating lease cost includes amounts recorded in selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $17.8 million and $35.8 million for the three months and six months ended June 30, 2019 was recognized in connection with these operating leases.

The following table shows the maturities of our lease liabilities as of June 30, 2019 (in millions):

	June 30, 2019
	Operating Leases	Finance Leases	Total
2019 (1)	$26.8	$10.7	$37.5
2020	67.8	—	67.8
2021	66.2	—	66.2
2022	57.5	—	57.5
2023	54.7	—	54.7
Years thereafter	269.7	—	269.7
Total undiscounted lease payments	$542.7	$10.7	$553.4
Less: amounts representing interest	(88.2)	(0.1)	(88.3)
Total discounted lease liabilities	$454.5	$10.6	$465.1
__________

(1)	For the remainder of the year.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the lease terms and discount rates related to leases:

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	10.0
Finance leases	0.2

Weighted-average discount rate:
Operating leases	3.69%
Finance leases	3.39%

The following table shows other information related to leases (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.0	$40.0
Operating cash flows for finance leases	0.1	0.2
Financing cash flows for finance leases	0.3	0.6
Total cash from leases	$8.4	$40.8

NOTE 5. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2019 and December 31, 2018.

Adoption of ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities"

In the first quarter of 2019, we adopted ASU 2016-02. The adoption of this new standard did not have an impact on our financial statements, but certain disclosures have been modified in accordance with the new requirements.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $450.0 million as of June 30, 2019 with maturities ranging from 2020 to 2022 and nine instruments outstanding with an aggregate notional amount of $500.0 million as of December 31, 2018 with maturities ranging from 2019 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had 14 instruments outstanding with an aggregate notional amount of $470.0 million as of June 30, 2019 that mature from 2019 to 2022 and eight instruments outstanding with an aggregate notional amount of $501.9 million as of December 31, 2018 with maturities ranging from 2019 to 2022. Within the next 12 months, we expect to reclassify $1.9 million ($1.4 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2019 was $10.2 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$1.2	$—	$1.2	$—
Foreign exchange contracts (1)	Other assets	6.1	—	6.1	—
Foreign exchange contracts (2)	Other assets	0.1	—	0.1	—
Total derivative assets		$7.4	$—	$7.4	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.3	$—	$0.3	$—
Foreign exchange contracts (1)	Other liabilities	9.9	—	9.9	—
Foreign exchange contracts (2)	Other liabilities	7.0	—	7.0	—
Total derivative liabilities		$17.2	$—	$17.2	$—

	Balance Sheet Location	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Foreign exchange contracts (1)	Other assets	$4.4	$—	$4.4	$—
Foreign exchange contracts (2)	Other assets	0.5	—	0.5	—
Total derivative assets		$4.9	$—	$4.9	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$7.7	$—	$7.7	$—
Foreign exchange contracts (1)	Other liabilities	18.2	—	18.2	—
Foreign exchange contracts (2)	Other liabilities	4.7	—	4.7	—
Total derivative liabilities		$30.6	$—	$30.6	$—
_________
(1) Designated as hedges.

(2)	Not designated as hedges.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2019 and December 31, 2018, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of June 30, 2019 and December 31, 2018 (in millions).

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	June 30 2019	December 31 2018	June 30 2019	December 31 2018

Recourse Debt	$449.3	$493.5	$0.9	$(7.7)

The following tables show the impacts of our derivative instruments on our statement of comprehensive income for the three months and six months ended June 30, 2019 and 2018 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30			Three Months Ended June 30
Derivative Designation	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts	$4.4	$(17.2)	Interest expense	$0.7	$1.1
Foreign exchange contracts	(0.2)	—	Other (income) expense	5.9	(16.3)
Total	$4.2	$(17.2)	Total	$6.6	$(15.2)

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Six Months Ended June 30			Six Months Ended June 30
Derivative Designation	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(8.6)	$(6.4)	Interest expense	$1.5	$2.2
Foreign exchange contracts	(0.1)	0.7	Other (income) expense	(5.1)	(8.1)
Total	$(8.7)	$(5.7)	Total	$(3.6)	$(5.9)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the three months and six months ended June 30, 2019 and 2018 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Three Months Ended June 30
	2019		2018
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(47.1)	$(0.6)	$(42.2)	$(9.8)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(5.3)	—	1.8	—
Derivatives designated as hedging instruments	5.3	—	(1.8)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.7)	—	(1.1)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(5.9)	—	16.3
Gain (loss) on non-designated derivative contracts	—	(1.9)	—	5.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30		Six Months Ended June 30
	2019		2018
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(93.6)	$(3.8)	$(82.1)	$(11.1)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(8.5)	—	7.6	—
Derivatives designated as hedging instruments	8.5	—	(7.6)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(1.5)	—	(2.2)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	5.1	—	8.1
Gain (loss) on non-designated derivative contracts	—	(2.7)	—	5.7
_________

(1)	These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$4,441.8	$4,631.6	$3,933.4	$3,836.0
Recourse floating rate debt	419.1	416.8	522.7	515.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement benefits expense for the three months ended June 30, 2019 and 2018 (in millions):

	2019 Pension Benefits	2018 Pension Benefits	2019 Retiree Health and Life	2018 Retiree Health and Life
Service cost	$1.5	$2.2	$0.1	$—
Interest cost	3.8	3.7	0.3	0.3
Expected return on plan assets	(5.5)	(5.5)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss	2.1	2.6	(0.1)	—
Net periodic cost	$1.9	$3.0	$0.2	$0.2

The following table shows the components of our pension and other post-retirement benefits expense for the six months ended June 30, 2019 and 2018 (in millions):

	2019 Pension Benefits	2018 Pension Benefits	2019 Retiree Health and Life	2018 Retiree Health and Life
Service cost	$3.2	$4.1	$0.1	$0.1
Interest cost	7.6	7.4	0.5	0.5
Expected return on plan assets	(11.0)	(11.1)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss	4.0	5.1	(0.1)	—
Net periodic cost	$3.8	$5.5	$0.4	$0.5
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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7. Share-Based Compensation

During the six months ended June 30, 2019, we granted 326,900 non-qualified employee stock options, 42,700 restricted stock units, 58,340 performance shares, and 11,884 phantom stock units. For the three months and six months ended June 30, 2019, total share-based compensation expense was $4.5 million and $9.7 million and the related tax benefits were $1.1 million and $2.4 million. For the three months and six months ended June 30, 2018, total share-based compensation expense was $4.7 million and $9.6 million the related tax benefits were $1.2 million and $2.4 million.

The estimated fair value of our 2019 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2019
Weighted-average estimated fair value	$22.24
Quarterly dividend rate	$0.46
Expected term of stock options, in years	4.2
Risk-free interest rate	2.5%
Dividend yield	2.6%
Expected stock price volatility	28.9%
Present value of dividends	$7.29

NOTE 8. Income Taxes

Our effective income tax rate was 23% for the six months ended June 30, 2019, compared to 25% for the six months ended June 30, 2018. The difference in the effective rates for the current year compared to the prior year is primarily attributable to a reduction in the corporate income tax rate of Alberta, Canada. Additionally, the effective tax rate was impacted by the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates. Incremental tax benefits associated with share-based compensation were also recognized in each period.

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

The following table shows our commercial commitments (in millions):

	June 30 2019	December 31 2018
Lease payment guarantees	$—	$2.0
Standby letters of credit and performance bonds	9.4	9.5
Total commercial commitments (1)	$9.4	$11.5
_______
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $0.4 million at June 30, 2019 and $0.9 million at December 31, 2018. The expirations of these commitments range from 2022 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

Lease payment guarantees were commitments to financial institutions to make lease payments for a third party in the event of default. As of June 30, 2019, our obligations for these guarantees concluded.

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

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Numerator:
Net income	$68.0	$38.8	$109.5	$115.1

Denominator:
Weighted-average shares outstanding - basic	36.0	37.7	36.2	37.8
Effect of dilutive securities:
Equity compensation plans	0.7	0.7	0.7	0.7
Weighted-average shares outstanding - diluted	36.7	38.4	36.9	38.5
Basic earnings per share	$1.89	$1.03	$3.02	$3.05
Diluted earnings per share	$1.86	$1.01	$2.97	$2.99

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2018	$(58.0)	$(14.0)	$(92.6)	$(164.6)
Change in component	(10.5)	12.9	—	2.4
Reclassification adjustments into earnings (1)	—	(10.2)	1.9	(8.3)
Income tax effect	—	(0.7)	1.1	0.4
Balance at March 31, 2019	$(68.5)	$(12.0)	$(89.6)	$(170.1)
Change in component	11.7	(4.9)	—	6.8
Reclassification adjustments into earnings (1)	—	6.6	1.9	8.5
Income tax effect	—	(0.6)	(0.4)	(1.0)
Balance at June 30, 2019	$(56.8)	$(10.9)	$(88.1)	$(155.8)

________

(1)	See "Note 5. Fair Value Disclosure" and "Note 6. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

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
In January 2017, the trial court of Lucca found various Italian Railway companies, GRA, and certain of their employees guilty of negligence-based crimes related to the accident. The court imposed a fine of 1.4 million Euros against GRA and prison sentences against eight employees. GRA and its employees appealed, and on June 20, 2019, the court of appeal of Florence upheld the adverse verdicts, except for the acquittal of one employee and minor reductions to the fine and prison sentences. GRA and its current and former employees intend to appeal to the Italian Supreme Court and, pending the final disposition of this appeal, the fine and penalties are not enforceable. With respect to civil claims, the insurers for the Italian Railway and GRA have fully settled and resolved most of the claims arising out of the accident. GRA believes that its employees acted diligently and in accordance with applicable laws and regulations; however, we cannot predict the ultimate outcome of the Italian appellate process and thus cannot reasonably estimate the possible amount or range of costs that may be ultimately incurred in connection with this litigation.
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

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels (the "Specialized GasVessels") and assorted other marine assets.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended June 30, 2019
Revenues
Lease revenue	$218.8	$53.9	$0.2	$1.1	$—	$274.0
Marine operating revenue	—	—	0.1	60.8	—	60.9
Other revenue	22.4	1.8	0.3	—	—	24.5
Total Revenues	241.2	55.7	0.6	61.9	—	359.4
Expenses
Maintenance expense	67.0	11.2	—	7.5	—	85.7
Marine operating expense	—	—	4.0	37.0	—	41.0
Depreciation expense	64.4	14.2	1.7	3.5	—	83.8
Operating lease expense	13.7	—	—	—	—	13.7
Other operating expense	6.4	1.3	0.1	—	—	7.8
Total Expenses	151.5	26.7	5.8	48.0	—	232.0
Other Income (Expense)
Net gain on asset dispositions	32.1	0.5	0.3	—	—	32.9
Interest (expense) income, net	(34.1)	(10.1)	(2.8)	(1.6)	1.5	(47.1)
Other (expense) income	(1.9)	1.9	—	(0.2)	(0.4)	(0.6)
Share of affiliates' pre-tax income	—	—	19.6	—	—	19.6
Segment profit	$85.8	$21.3	$11.9	$12.1	$1.1	$132.2
Less:
Selling, general and administrative expense						45.1
Income taxes (includes $3.5 related to affiliates' earnings)						19.1
Net income						$68.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$26.8	$—	$—	$—	$—	$26.8
Residual sharing income	0.1	—	0.3	—	—	0.4
Non-remarketing net gains (1)	5.2	0.5	—	—	—	5.7
	$32.1	$0.5	$0.3	$—	$—	$32.9

Capital Expenditures
Portfolio investments and capital additions	$105.3	$73.7	$—	$3.9	$1.2	$184.1

Selected Balance Sheet Data at June 30, 2019
Investments in affiliated companies	$0.2	$—	$495.6	$—	$—	$495.8
Identifiable assets	$5,618.8	$1,440.2	$628.8	$331.3	$334.0	$8,353.1
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended June 30, 2018
Revenues
Lease revenue	$217.6	$52.2	$0.2	$1.0	$—	$271.0
Marine operating revenue	—	—	3.5	52.3	—	55.8
Other revenue	20.1	2.2	0.4	—	—	22.7
Total Revenues	237.7	54.4	4.1	53.3	—	349.5
Expenses
Maintenance expense	64.1	11.2	—	6.7	—	82.0
Marine operating expense	—	—	4.2	33.4	—	37.6
Depreciation expense	61.8	13.8	1.9	3.6	—	81.1
Operating lease expense	12.7	—	—	—	—	12.7
Other operating expense	7.5	1.5	0.1	—	—	9.1
Total Expenses	146.1	26.5	6.2	43.7	—	222.5
Other Income (Expense)
Net gain on asset dispositions	4.7	1.1	0.3	—	—	6.1
Interest (expense) income, net	(31.1)	(8.9)	(2.7)	(1.5)	2.0	(42.2)
Other expense	(1.2)	(7.3)	—	(0.1)	(1.2)	(9.8)
Share of affiliates' pre-tax income	0.2	—	15.9	—	—	16.1
Segment profit	$64.2	$12.8	$11.4	$8.0	$0.8	$97.2
Less:
Selling, general and administrative expense						46.2
Income taxes (includes $3.1 related to affiliates' earnings)						12.2
Net income						$38.8

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$4.2	$—	$—	$—	$—	$4.2
Residual sharing income	0.3	—	0.3	—	—	0.6
Non-remarketing net gains (1)	0.2	1.1	—	—	—	1.3
	$4.7	$1.1	$0.3	$—	$—	$6.1

Capital Expenditures
Portfolio investments and capital additions	$149.1	$34.6	$—	$4.1	$0.8	$188.6

Selected Balance Sheet Data at December 31, 2018
Investments in affiliated companies	$0.2	$—	$464.3	$—	$—	$464.5
Identifiable assets	$5,236.6	$1,363.2	$606.8	$297.8	$112.3	$7,616.7
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Six Months Ended June 30, 2019
Revenues
Lease revenue	$439.7	$106.1	$0.5	$2.1	$—	$548.4
Marine operating revenue	—	—	2.5	71.5	—	74.0
Other revenue	49.8	3.8	0.4	—	—	54.0
Total Revenues	489.5	109.9	3.4	73.6	—	676.4
Expenses
Maintenance expense	135.8	23.3	—	7.8	—	166.9
Marine operating expense	—	—	8.6	44.5	—	53.1
Depreciation expense	128.7	28.2	3.3	3.5	—	163.7
Operating lease expense	27.4	—	—	—	—	27.4
Other operating expense	12.8	2.8	0.2	—	—	15.8
Total Expenses	304.7	54.3	12.1	55.8	—	426.9
Other Income (Expense)
Net gain on asset dispositions	40.3	0.9	0.6	—	—	41.8
Interest (expense) income, net	(68.3)	(20.0)	(5.5)	(3.0)	3.2	(93.6)
Other expense	(2.6)	(0.4)	—	(0.2)	(0.6)	(3.8)
Share of affiliates' pre-tax income	—	—	37.8	—	—	37.8
Segment profit	$154.2	$36.1	$24.2	$14.6	$2.6	$231.7
Less:
Selling, general and administrative expense						91.2
Income taxes (includes $7.0 related to affiliates' earnings)						31.0
Net income						$109.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$36.5	$—	$—	$—	$—	$36.5
Residual sharing income	0.2	—	0.6	—	—	0.8
Non-remarketing net gains (1)	3.6	0.9	—	—	—	4.5
	$40.3	$0.9	$0.6	$—	$—	$41.8

Capital Expenditures
Portfolio investments and capital additions	$204.3	$106.8	$—	$18.4	$1.9	$331.4

__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Six Months Ended June 30, 2018
Revenues
Lease revenue	$437.1	$104.6	$0.5	$2.0	$—	$544.2
Marine operating revenue	—	—	7.9	62.1	—	70.0
Other revenue	35.9	4.2	0.5	—	—	40.6
Total Revenues	473.0	108.8	8.9	64.1	—	654.8
Expenses
Maintenance expense	132.2	23.7	—	7.3	—	163.2
Marine operating expense	—	—	8.5	41.6	—	50.1
Depreciation expense	123.3	27.9	3.7	3.6	—	158.5
Operating lease expense	25.7	—	—	—	—	25.7
Other operating expense	14.4	3.0	0.3	—	—	17.7
Total Expenses	295.6	54.6	12.5	52.5	—	415.2
Other Income (Expense)
Net gain on asset dispositions	58.8	2.7	0.6	0.1	—	62.2
Interest (expense) income, net	(61.3)	(17.6)	(5.0)	(2.8)	4.6	(82.1)
Other expense	(2.1)	(7.5)	—	(0.1)	(1.4)	(11.1)
Share of affiliates' pre-tax income	0.3	—	33.3	—	—	33.6
Segment profit	$173.1	$31.8	$25.3	$8.8	$3.2	$242.2
Less:
Selling, general and administrative expense						91.1
Income taxes (includes $6.3 related to affiliates' earnings)						36.0
Net income						$115.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$54.1	$—	$—	$0.1	$—	$54.2
Residual sharing income	0.4	—	0.6	—	—	1.0
Non-remarketing net gains (1)	4.3	2.7	—	—	—	7.0
	$58.8	$2.7	$0.6	$0.1	$—	$62.2

Capital Expenditures
Portfolio investments and capital additions	$285.6	$64.1	$—	$15.8	$1.5	$367.0

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2019. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Segment Revenues
Rail North America	$241.2	$237.7	$489.5	$473.0
Rail International	55.7	54.4	109.9	108.8
Portfolio Management	0.6	4.1	3.4	8.9
ASC	61.9	53.3	73.6	64.1
	$359.4	$349.5	$676.4	$654.8
Segment Profit
Rail North America	$85.8	$64.2	$154.2	$173.1
Rail International	21.3	12.8	36.1	31.8
Portfolio Management	11.9	11.4	24.2	25.3
ASC	12.1	8.0	14.6	8.8
	131.1	96.4	229.1	239.0
Less:
Selling, general and administrative expense	45.1	46.2	91.2	91.1
Unallocated interest (income) expense	(1.5)	(2.0)	(3.2)	(4.6)
Other, including eliminations	0.4	1.2	0.6	1.4
Income taxes ($3.5 and $3.1 QTR and $7.0 and $6.3 YTD related to affiliates' earnings)	19.1	12.2	31.0	36.0
Net Income	$68.0	$38.8	$109.5	$115.1

Net income, excluding tax adjustments and other items (non-GAAP)	$65.2	$44.6	$106.7	$120.9
Diluted earnings per share	$1.86	$1.01	$2.97	$2.99
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.78	$1.16	$2.89	$3.14

Investment Volume	$184.1	$188.6	$331.4	$367.0

The following table shows our return on equity ("ROE") for the trailing 12 months ended June 30:

	2019	2018
ROE (GAAP)	11.3%	31.0%
ROE, excluding tax adjustments and other items (non-GAAP) (1)	12.4%	13.3%
_________

(1)	See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income for the first six months of 2019 was $109.5 million, or $2.97 per diluted share, compared to $115.1 million, or $2.99 per diluted share, in 2018. Results for the six months ended June 30, 2019, included a net deferred tax benefit of $2.8 million, or $0.08 per diluted share, related to an enacted corporate income tax rate decrease in Alberta, Canada. Results for the six months ended June 30, 2018 included a net negative impact of $5.8 million, or $0.15 per diluted share, attributed to costs associated with the closure of a railcar maintenance facility at Rail International (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income decreased $14.2 million compared to the prior year largely due to the timing of asset disposition gains, which were lower in the current year.

Net income for the second quarter of 2019 was $68.0 million, or $1.86 per diluted share, compared to $38.8 million, or $1.01 per diluted share, in 2018. Results for the second quarter of 2019 included a net deferred tax benefit of $2.8 million, or $0.08 per diluted share, related to an enacted corporate income tax rate decrease in Alberta, Canada. Results for the second quarter of 2018 included a net negative impact of $5.8 million, or $0.15 per diluted share, attributed to costs associated with the closure of a railcar maintenance facility at Rail International (see "Non-GAAP Financial Measures" at the end of this item fo further details). Excluding the impact of these items, net income increased $20.6 million compared to the prior year largely due to the timing of asset disposition gains, which were higher in the current year.

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

RAIL NORTH AMERICA

Segment Summary

During the quarter ended June 30, 2019, conditions in the North American railcar leasing market continued to be challenging, as railroad velocities increased, railroad car loadings decreased, and the supply of new railcars entering the market remained robust. At June 30, 2019, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 103,600 cars, and fleet utilization was 99.5% at June 30, 2019, compared to 99.4% at the end of the prior quarter, and 98.9% at June 30, 2018. Fleet utilization for our approximately 15,900 boxcars was 94.1% at June 30, 2019, compared to 95.2% at the end of the prior quarter, and 92.8% at June 30, 2018.

For the second quarter of 2019, an average of approximately 104,100 railcars, excluding boxcars, were on lease, compared to 104,600 in the prior quarter and 101,300 at June 30, 2018. The increase in railcars on lease compared to prior year is due to our ongoing purchases of new railcars under our supply agreements with Trinity Industries and American Railcar Industries, as well as the acquisition of railcars from ECN Capital Corporation, partially offset by railcars that were sold or scrapped. During the second quarter of 2019, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 2.8%, compared to positive 5.2% in the prior quarter, and negative 16.1% in the second quarter of 2018. Lease terms on renewals for cars in the LPI averaged 40 months in the current quarter, compared to 39 months in the prior quarter, and 41 months in the second quarter of 2018. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 85.3% in the current quarter, compared to 83.6% in the prior quarter, and 78.6% in the second quarter of 2018. Railcars returned by our customers may incur transitional costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

As of June 30, 2019, leases for approximately 10,600 tank cars and freight cars and approximately 1,900 boxcars are scheduled to expire over the remainder of 2019. These amounts exclude railcars on leases expiring in 2019 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Lease revenue	$218.8	$217.6	$439.7	$437.1
Other revenue	22.4	20.1	49.8	35.9
Total Revenues	241.2	237.7	489.5	473.0

Expenses
Maintenance expense	67.0	64.1	135.8	132.2
Depreciation expense	64.4	61.8	128.7	123.3
Operating lease expense	13.7	12.7	27.4	25.7
Other operating expense	6.4	7.5	12.8	14.4
Total Expenses	151.5	146.1	304.7	295.6

Other Income (Expense)
Net gain on asset dispositions	32.1	4.7	40.3	58.8
Interest expense, net	(34.1)	(31.1)	(68.3)	(61.3)
Other expense	(1.9)	(1.2)	(2.6)	(2.1)
Share of affiliates' pre-tax income	—	0.2	—	0.3
Segment Profit	$85.8	$64.2	$154.2	$173.1

Investment Volume	$105.3	$149.1	$204.3	$285.6

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Railcars	$191.2	$188.9	$383.5	$379.5
Boxcars	18.4	19.0	37.8	38.3
Locomotives	9.2	9.7	18.4	19.3
Total	$218.8	$217.6	$439.7	$437.1

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2018	September 30 2018	December 31 2018	March 31 2019	June 30 2019
Beginning balance	102,597	102,890	103,420	105,472	104,830
Cars added	1,231	1,381	3,120	617	661
Cars scrapped	(720)	(431)	(387)	(662)	(377)
Cars sold	(218)	(420)	(681)	(597)	(1,560)
Ending balance	102,890	103,420	105,472	104,830	103,554
Utilization rate at quarter end	98.9%	99.2%	99.4%	99.4%	99.5%
Average active railcars	101,330	102,056	103,387	104,613	104,089

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	June 30 2018	September 30 2018	December 31 2018	March 31 2019	June 30 2019
Ending balance	16,007	15,859	16,220	16,006	15,921
Utilization	92.8%	94.7%	94.2%	95.2%	94.1%

Comparison of the First Six Months of 2019 to the First Six Months of 2018

Segment Profit

In the first six months of 2019, segment profit of $154.2 million decreased 10.9% compared to $173.1 million for the same period in the prior year. The decrease was driven by lower net gains on asset dispositions in the current year and higher maintenance expense, offset by higher repair revenue, lease termination fees, and lease revenue. The timing of asset remarketing income varies throughout the year.

Revenues

In the first six months of 2019, lease revenue increased $2.6 million, or 0.6%, primarily due to more railcars on lease, including the railcars acquired from ECN Capital Corporation, partially offset by lower average lease rates. Other revenue increased $13.9 million, due to higher repair revenue and higher lease termination fees in the current year, which included reimbursement for damage to a group of returned railcars that were scrapped.

Expenses

In the first six months of 2019, maintenance expense increased $3.6 million, driven by more tank qualifications in the current year, as expected, and other repairs. Depreciation expense increased $5.4 million due to new railcar investments, including the railcars acquired from ECN Capital Corporation. Operating lease expense increased $1.7 million, resulting from new leases on railcars entered into during the prior year, as well as the elimination of the deferred gain amortization for sale-leaseback transactions in accordance with the new lease standard. See "Note 2. Basis of Presentation" and "Note 4. Leases" in Part I, Item 1 of this Form 10-Q for further detail regarding the impact of the new lease accounting standard. Other operating expense decreased $1.6 million due to lower switching, freight, and storage costs resulting from higher utilization.

Other Income (Expense)

In the first six months of 2019, net gain on asset dispositions decreased $18.5 million, as more railcars were sold at a lower average net gain per railcar. Net scrapping gains were also lower in the current year due to fewer railcars scrapped and lower scrap prices, as well as a scrapping loss related to the railcars subject to the lease termination noted above. Net interest expense increased $7.0 million, driven by a higher average interest rate and a higher average debt balance as a result of investment volume in both years. Other expense increased $0.5 million, primarily due to costs related to the early termination of a secured credit facility.

Investment Volume

During the first six months of 2019, investment volume was $204.3 million compared to $285.6 million in the same period in 2018. We acquired 930 newly built railcars and purchased 366 railcars in the secondary market in the first half of 2019, compared to 2,319 newly built railcars and 45 railcars purchased in the secondary market in the same period in 2018.

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

Comparison of the Second Quarter of 2019 to the Second Quarter of 2018

Segment Profit

In the second quarter of 2019, segment profit of $85.8 million increased 33.6% compared to $64.2 million for the same period in the prior year. The increase was driven by higher net gains on asset dispositions in the current year, as well as higher repair revenue and lease revenue, partially offset by higher maintenance expense. The timing of asset remarketing income varies throughout the year.

Revenues

In the second quarter of 2019 lease revenue increased $1.2 million, or 0.6%, primarily due to more railcars on lease, including the railcars acquired from ECN Capital Corporation, partially offset by lower average lease rates. Other revenue increased $2.3 million due to higher repair revenue.

Expenses

In the second quarter of 2019, maintenance expense increased $2.9 million, driven by more tank qualifications in the current year, as expected, as well as higher material costs, partially offset by fewer repairs performed by the railroads. Depreciation expense increased $2.6 million due to new railcar investments, including the railcars acquired from ECN Capital Corporation. Operating lease expense increased $1.0 million, resulting from new leases on railcars entered into during the prior year, as well as the elimination of the deferred gain amortization for sale-leaseback transactions in accordance with the new lease standard. See "Note 2. Basis of Presentation" and "Note 4. Leases" in Part I, Item 1 of this Form 10-Q for further detail regarding the impact of the new lease accounting standard. Other operating expense decreased $1.1 million due to lower switching, freight, and storage costs, resulting from higher utilization.

Other Income (Expense)

In the second quarter of 2019, net gain on asset dispositions increased $27.4 million, attributable to more railcars sold and higher net scrapping gains in the current year. Net interest expense increased $3.0 million, driven by a higher average interest rate and a higher average debt balance as a result of investment volume in both years. Other expense increased $0.7 million due to costs related to the early termination of a secured credit facility.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first six months of 2019. In Europe, demand for new cars was steady. Railcar utilization for GRE was 98.9% at June 30, 2019, compared to 98.9% at the end of the prior quarter and 97.8% at June 30, 2018. In addition, Rail India and Rail Russia benefited from more cars on lease as they continue to expand their fleets.

In the second quarter of 2018, GRE recorded $8.6 million of expense attributable to the closure of a railcar maintenance facility in Germany.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Lease revenue	$53.9	$52.2	$106.1	$104.6
Other revenue	1.8	2.2	3.8	4.2
Total Revenues	55.7	54.4	109.9	108.8

Expenses
Maintenance expense	11.2	11.2	23.3	23.7
Depreciation expense	14.2	13.8	28.2	27.9
Other operating expense	1.3	1.5	2.8	3.0
Total Expenses	26.7	26.5	54.3	54.6

Other Income (Expense)
Net gain on asset dispositions	0.5	1.1	0.9	2.7
Interest expense, net	(10.1)	(8.9)	(20.0)	(17.6)
Other income (expense)	1.9	(7.3)	(0.4)	(7.5)
Segment Profit	$21.3	$12.8	$36.1	$31.8

Investment Volume	$73.7	$34.6	$106.8	$64.1

The following table shows fleet activity for GRE railcars for the quarter ended:

	June 30 2018	September 30 2018	December 31 2018	March 31 2019	June 30 2019
Beginning balance	23,004	23,124	23,234	23,412	23,531
Cars added	245	258	281	185	491
Cars scrapped or sold	(125)	(148)	(103)	(66)	(55)
Ending balance	23,124	23,234	23,412	23,531	23,967
Utilization rate at quarter end	97.8%	98.4%	98.8%	98.9%	98.9%
Average active railcars	22,407	22,759	22,949	23,105	23,480

\

Comparison of the First Six Months of 2019 to the First Six Months of 2018

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first six months of 2019, a weaker euro negatively impacted lease revenue by approximately $6.9 million and segment profit, excluding other income (expense), by approximately $3.2 million compared to the same period in 2018.

Segment Profit

In the first six months of 2019, segment profit of $36.1 million increased 13.5% compared to $31.8 million for the same period in the prior year. The increase was largely due to the absence of the railcar maintenance facility closure costs recorded in the prior year, as well as more railcars on lease, partially offset by the negative impact of foreign exchange rates.

Revenues

In the first six months of 2019, lease revenue increased $1.5 million, or 1.4%, as the revenue from more railcars on lease was partially offset by the impact of foreign exchange rates. Other revenue decreased $0.4 million, primarily due to lower repair revenue.

Expenses

In the first six months of 2019, maintenance expense decreased $0.4 million, primarily due to lower workshop costs, due in part to the elimination of expenses associated with the maintenance facility in Germany that was closed in the prior year, as well as the impact of foreign exchange rates. These positive impacts were offset by higher wheelset costs and other repairs. Depreciation expense increased $0.3 million, as the impact of new railcars added to the fleet was partially offset by the impact of foreign exchange rates.

Other Income (Expense)

In the first six months of 2019, net gain on asset dispositions decreased $1.8 million, attributable to lower railcar scrapping gains, due to fewer railcars scrapped in the current year. Net interest expense increased $2.4 million, due to a higher average interest rate and a higher average debt balance. Other expense decreased $7.1 million, driven by lower net litigation costs related to the Viareggio matter, which reflected insurance proceeds received in the current year, and the absence of the railcar maintenance facility closure costs recorded in the prior year. These decreases were partially offset by the negative impact of changes in foreign exchange rates on non-functional currency items.

Investment Volume

During the first six months of 2019, investment volume was $106.8 million compared to $64.1 million in the same period in 2018. In the first six months of 2019, GRE acquired 676 railcars, Rail India acquired 707 railcars, and Rail Russia acquired 26 railcars, compared to 308 railcars at GRE, 306 at Rail India and 24 railcars at Rail Russia for the same period in 2018.

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

Comparison of the Second Quarter of 2019 to the Second Quarter of 2018

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the second quarter of 2019, a weaker euro negatively impacted lease revenue by approximately $2.9 million and segment profit, excluding other income (expense), by approximately $1.2 million compared to the same period in 2018.

Segment Profit

In the second quarter of 2019, segment profit of $21.3 million increased 66.4% compared to $12.8 million for the same period in the prior year. The increase was largely due to the absence of the railcar maintenance facility closure costs recorded in the prior year, as well as more railcars on lease, partially offset by the negative impact of foreign exchange rates.

Revenues

In the second quarter of 2019, lease revenue increased $1.7 million, or 3.3%, as the revenue from more railcars on lease was partially offset by the impact of foreign exchange rates. Other revenue decreased $0.4 million, primarily due to lower repair revenue.

Expenses

In the second quarter of 2019, maintenance expense was comparable to prior year as lower workshop costs, due in part to the elimination of expenses associated with the maintenance facility in Germany that was closed in the prior year, and the impact of foreign exchange rates were offset by higher repairs. Depreciation expense increased $0.4 million as the impact of new railcars added to the fleet was partially offset by the impact of foreign exchange rates.

Other Income (Expense)

In the second quarter of 2019, net gain on asset dispositions decreased $0.6 million, attributable to lower railcar scrapping gains, due to fewer railcars scrapped in the current year. Net interest expense increased $1.2 million, due to a higher average debt balance and a higher average interest rate. Other expense decreased $9.2 million due to lower net litigation costs related to the Viareggio matter, which reflected insurance proceeds received in the current year, and the absence of the railcar maintenance facility closure costs recorded in the prior year. These decreases were partially offset by the negative impact of changes in foreign exchange rates on non-functional currency items.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is primarily comprised of income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $37.8 million and $19.6 million for the six months and three months ended June 30, 2019, compared to $33.3 million and $15.9 million for the same period in 2018. As of June 30, 2019, the RRPF affiliates owned 461 aircraft spare engines with a net book value of approximately $4,537.8 million, compared to 452 aircraft spare engines with a net book value of approximately $4,435.6 million at December 31, 2018 and 449 aircraft spare engines with a net book value of approximately $3,965.6 million at June 30, 2018.

Portfolio Management also owns marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"), previously referred to as the Norgas Vessels. During the second quarter of 2019, the prior commercial management agreement with Norgas Carriers Private Limited expired, and a new agreement was entered into with Anthony Veder Group B.V. ("Veder"). Veder, based in the Netherlands, owns and operates a fleet of specialized gas-carrying vessels under contracts and charters with customers in the oil and gas industry. As a result of this transition, the Specialized Gas Vessels were idle for a significant portion of the second quarter of 2019. However, we expect future operating results to improve as the Specialized Gas Vessels commence operation pursuant to the new commercial agreement. The Specialized Gas Vessels are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short-term spot contracts for major oil and chemical customers worldwide.

Portfolio Management's total asset base was $628.8 million at June 30, 2019, compared to $606.8 million at December 31, 2018, and $606.0 million at June 30, 2018.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Lease revenue	$0.2	$0.2	$0.5	$0.5
Marine operating revenue	0.1	3.5	2.5	7.9
Other revenue	0.3	0.4	0.4	0.5
Total Revenues	0.6	4.1	3.4	8.9

Expenses
Marine operating expense	4.0	4.2	8.6	8.5
Depreciation expense	1.7	1.9	3.3	3.7
Other operating expense	0.1	0.1	0.2	0.3
Total Expenses	5.8	6.2	12.1	12.5

Other Income (Expense)
Net gain on asset dispositions	0.3	0.3	0.6	0.6
Interest expense, net	(2.8)	(2.7)	(5.5)	(5.0)
Share of affiliates' pre-tax income	19.6	15.9	37.8	33.3
Segment Profit	$11.9	$11.4	$24.2	$25.3

The following table shows the net book values of Portfolio Management's assets (in millions):

	June 30 2018	September 30 2018	December 31 2018	March 31 2019	June 30 2019
Investment in RRPF Affiliates	$462.1	$474.8	$464.3	$479.8	$495.6
Owned assets	143.9	140.1	142.5	138.5	133.2
Managed assets (1)	36.0	34.1	32.3	30.4	28.5
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2018	September 30 2018	December 31 2018	March 31 2019	June 30 2019
Beginning balance	437	449	439	452	462
Engine acquisitions	17	3	19	11	3
Engine dispositions	(5)	(13)	(6)	(1)	(4)
Ending balance	449	439	452	462	461
Utilization rate at quarter end	94.7%	96.8%	96.9%	96.8%	97.0%

Comparison of the First Six Months of 2019 to the First Six Months of 2018

Segment Profit

In the first six months of 2019, segment profit was $24.2 million, compared to $25.3 million for the same period in the prior year. The decrease reflects a lower contribution from the Specialized Gas Vessels, partially offset by higher RRPF affiliate income.

Revenues

In the first six months of 2019, lease revenue was comparable to the same period in the prior year. Marine operating revenue decreased $5.4 million, due to lower revenue from the Specialized Gas Vessels. In the current year period, utilization of the vessels was lower due to idle time associated with the transition to a new commercial manager, as discussed above.

Expenses

In the first six months of 2019, marine operating expense was comparable to the same period in the prior year, as operating expenses continued to be incurred despite the Specialized Gas Vessels being idle for a portion of the current year.

Other Income (Expense)

In the first six months of 2019, income from our share of affiliates' earnings increased $4.5 million, driven by higher asset remarketing income and higher operating results. The increase in asset remarketing income resulted from higher disposition gains on engines sold. Operating results were higher as a result of the contribution from additional engines on lease, as well as an early termination fee recognized in the current year, partially offset by higher depreciation expense on engines, due to a change in the useful life of certain engine types.

Comparison of the Second Quarter of 2019 to the Second Quarter of 2018

Segment Profit

In the second quarter of 2019, segment profit was $11.9 million, compared to $11.4 million for the same period in the prior year. The increase reflects higher income from the RRPF affiliates, partially offset by a lower contribution from the Specialized Gas Vessels.

Revenues

In the second quarter of 2019, lease revenue was comparable to the same period in 2018. Marine operating revenue decreased $3.4 million, due to lower revenue from the Specialized Gas Vessels. In the current year period, utilization of the vessels was lower due to idle time associated with the transition to a new commercial manager, as discussed above.

Expenses

In the second quarter of 2019, marine operating expense was comparable to the same period in the prior year, as operating expenses continued to be incurred despite the Specialized Gas Vessels being idle for a portion of the current quarter.

Other Income (Expense)

In the second quarter of 2019, income from our share of affiliates' earnings increased $3.7 million, driven by higher asset remarketing income, partially offset by lower operating results. The higher asset remarketing income resulted from higher disposition gains on engines sold. The decrease in operating results was due to higher depreciation expense due to a change in the useful life of certain engine types, which more than offset the contribution from additional engines on lease.

ASC

Segment Summary

During the first six months of 2019, ASC benefited from favorable sailing conditions and high water levels, allowing the vessels to operate more efficiently. In the first six months of 2019, ASC carried 9.9 million net tons of freight, compared to 9.0 million net tons during the first six months of 2018.

In February 2019, one of ASC's vessels was damaged by a fire during winter maintenance. An assessment of the extent of the damage and potential outcomes for the vessel is ongoing; however, the ultimate impact is not expected to have a material adverse effect on operations or cash flows.

The following table shows ASC’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Lease revenue	$1.1	$1.0	$2.1	$2.0
Marine operating revenue	60.8	52.3	71.5	62.1
Total Revenues	61.9	53.3	73.6	64.1

Expenses
Maintenance expense	7.5	6.7	7.8	7.3
Marine operating expense	37.0	33.4	44.5	41.6
Depreciation expense	3.5	3.6	3.5	3.6
Total Expenses	48.0	43.7	55.8	52.5

Other Income (Expense)
Net gain on asset dispositions	—	—	—	0.1
Interest expense, net	(1.6)	(1.5)	(3.0)	(2.8)
Other expense	(0.2)	(0.1)	(0.2)	(0.1)
Segment Profit	$12.1	$8.0	$14.6	$8.8

Investment Volume	$3.9	$4.1	$18.4	$15.8
Total Net Tons Carried (000's)	8,704	8,068	9,902	9,007

Comparison of the First Six Months of 2019 to the First Six Months of 2018

Segment Profit

In the first six months of 2019, segment profit was $14.6 million, compared to $8.8 million for the same period in the prior year. The increase was driven by favorable operating conditions and an additional vessel in service.

Revenues

In the first six months of 2019, marine operating revenue increased $9.4 million, or 15.1%, primarily due to higher volume resulting from improved sailing conditions and an additional vessel in service compared to the prior year.

Expenses

In the first six months of 2019, maintenance expense increased $0.5 million, driven by more winter work. Marine operating expense increased $2.9 million, primarily due to the impact of an additional vessel in service during the current year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

Comparison of the Second Quarter of 2019 to the Second Quarter of 2018

Segment Profit

In the second quarter of 2019, segment profit was $12.1 million, compared to $8.0 million for the same period in the prior year. The increase was driven by favorable operating conditions and an additional vessel in service.

Revenues

In the second quarter of 2019, marine operating revenue increased $8.5 million, or 16.3%, primarily due to higher volume resulting from improved sailing conditions and an additional vessel in service compared to the prior year.

Expenses

In the second quarter of 2019, maintenance expense increased $0.8 million, driven by more winter work. Marine operating expense increased $3.6 million, primarily due to the impact of an additional vessel in service during the current year.

OTHER

Other comprises selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Selling, general and administrative expense	$45.1	$46.2	$91.2	$91.1
Unallocated interest (income) expense	(1.5)	(2.0)	(3.2)	(4.6)
Other expense (income), including eliminations	0.4	1.2	0.6	1.4

SG&A, Unallocated Interest and Other

SG&A increased $0.1 million for the first six months of 2019 and decreased $1.1 million for the second quarter of 2019 compared to the same periods in the prior year. Both variances were driven by the absence of accelerated depreciation recorded in the prior year related to the early termination of the corporate headquarters office lease, as well as lower pension expenses and outside legal expenses, partially offset by higher employee compensation and information technology expenses.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments ) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations, decreased $0.8 million for each of the six and three month periods of 2019 compared to the same periods in the prior year. Both variances were driven by lower non-service pension expenses. The variance to the prior quarter was also positively impacted by the absence of expenses related to the prepayment of debt recorded in the prior year, as well as the positive impacts of foreign exchange.

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

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2019, we had an unrestricted cash balance of $286.6 million.

The following table shows our principal sources and uses of cash for the six months ended June 30 (in millions):

	2019	2018
Principal sources of cash
Net cash provided by operating activities	$175.8	$206.7
Portfolio proceeds	133.5	149.0
Other asset sales	14.6	20.9
Proceeds from issuance of debt, commercial paper, and credit facilities	549.5	297.2
Total	$873.4	$673.8

Principal uses of cash
Portfolio investments and capital additions	$(331.4)	$(367.0)
Repayments of debt, commercial paper, and credit facilities	(244.8)	(263.1)
Purchases of assets previously leased	—	(39.1)
Payments on capital lease obligations	(0.6)	(0.6)
Stock repurchases	(82.4)	(25.0)
Dividends	(36.2)	(35.7)
Total	$(695.4)	$(730.5)

Net cash provided by operating activities of $175.8 million decreased $30.9 million compared to 2018. Comparability among reporting periods is impacted by the timing of changes in working capital items. In the current year period, higher operating lease, interest, and compensation-related payments were partially offset by higher lease and repair revenue, as well as lower income tax payments as compared to the prior year period.

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts. Portfolio proceeds of $133.5 million for the six months of 2019 decreased by $15.5 million from the prior year, primarily due to lower proceeds from sales of railcars at Rail North America.

Proceeds from the issuance of debt for the six months ended June 30, 2019 were $549.5 million (net of hedges and debt issuance costs). In 2019, we issued $500.0 million of 10-year unsecured debt and increased the amount of a term note by $55.7 million at Rail International. Debt repayments of $244.8 million for the first six months of 2019 were $18.3 million lower than prior year. Repayments in both years included scheduled maturity payments and the early retirement of certain debt obligations.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $331.4 million for the first six months of 2019 decreased $35.6 million compared to 2018, due to fewer railcars acquired at Rail North America, partially offset by more railcars acquired at Rail International.

We did not purchase any assets previously leased during the first six months of 2019, compared to 2,467 railcars for $39.1 million in 2018.

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During the six months ended June 30, 2019, we repurchased 1.1 million shares of common stock for $83.3 million, compared to 0.4 million shares of common stock for $25.0 million during the same period in 2018. Actual cash payments in any period consist of those transactions that settled during the current period. As of June 30, 2019, $216.8 million remained available under the repurchase authorization.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2019 (in millions):

	Payments Due by Period
	Total	2019 (1)	2020	2021	2022	2023	Thereafter
Recourse debt	$4,869.4	$250.0	$350.0	$600.0	$250.0	$250.0	$3,169.4
Interest on recourse debt (2)	1,996.2	100.4	182.1	170.2	146.7	135.4	1,261.4
Commercial paper and credit facilities	26.0	26.0	—	—	—	—	—
Finance lease obligations, including interest	10.7	10.7	—	—	—	—	—
Operating lease obligations	543.5	27.0	67.9	66.3	57.6	54.8	269.9
Purchase commitments (3)	2,153.2	433.4	563.2	376.5	385.4	394.7	—
Total	$9,599.0	$847.5	$1,163.2	$1,213.0	$839.7	$834.9	$4,700.7
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2019.

(3)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, the majority of the order will be for tank cars. As of June 30, 2019, 8,250 railcars have been ordered, of which 6,754 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term.

On July 30, 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019. As of June 30, 2019, 1,229 railcars have been ordered, of which 146 railcars have been delivered. The agreement requires ARI to deliver 450 railcars in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the six months ended June 30, 2019:

	North America (1)	Europe (2)
Balance as of June 30 (in millions)	$—	$26.0
Weighted-average interest rate	n/a	0.6%
Euro/dollar exchange rate	n/a	1.14

Average daily amount outstanding year to date (in millions)	$19.4	$15.3
Weighted-average interest rate	2.9%	0.6%
Average Euro/dollar exchange rate	n/a	$1.13

Average daily amount outstanding during 2nd quarter (in millions)	$—	$19.7
Weighted-average interest rate	—%	0.6%
Average Euro/dollar exchange rate	n/a	1.12

Maximum daily amount outstanding (in millions)	$130.0	$28.2
Euro/dollar exchange rate	n/a	1.12
__________

(1)	Short-term borrowings in North America are composed of commercial paper issued in the U.S.

(2)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

On May 23, 2019, we entered into a new $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2024. The new credit facility contains two one-year extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of June 30, 2019, the full $600 million was available under this facility. Additionally, we terminated our prior $250 million 5-year secured railcar facility and entered into a new $250 million 3-year unsecured revolving credit facility in the United States, expiring in May 2022. This new credit facility also has two one-year extension options. As of June 30, 2019, the full $250 million was available under this facility.

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

At June 30, 2019, our European rail subsidiaries had one outstanding loan agreement, which is guaranteed by GATX Corporation.

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At June 30, 2019, we were in compliance with all covenants and conditions of all of our credit agreements.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of June 30, 2019, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The adoption of the new lease accounting standard required changes to certain policies and estimates related to our lease accounting as lessee and lessor. See "Note 4. Leases" in Part I, Item 1 of this Form 10-Q for further details. Other than these impacts, there have been no changes to our critical accounting policies during the six months ended June 30, 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income (GAAP)	$68.0	$38.8	$109.5	$115.1
Adjustments attributable to consolidated pre-tax income:
Costs related to the closure of a maintenance facility at Rail International (1)	—	8.6	—	8.6
Total adjustments attributable to consolidated pre-tax income	$—	$8.6	$—	$8.6
Income taxes thereon, based on applicable effective tax rate	—	(2.8)	—	(2.8)
Other income tax adjustments attributable to consolidated income:
Income tax rate change (2)	$(2.8)	$—	$(2.8)	$—
Net income, excluding tax adjustments and other items (non-GAAP)	$65.2	$44.6	$106.7	$120.9

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Diluted earnings per share (GAAP)	$1.86	$1.01	$2.97	$2.99
Adjustments attributable to consolidated income, net of taxes:
Costs related to the closure of a maintenance facility at Rail International (1)	—	0.15	—	0.15
Income tax rate change (2)	(0.08)	—	(0.08)	—
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.78	$1.16	$2.89	$3.14

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2019	2018
Net income (GAAP)	$205.7	$506.2
Adjustments attributable to consolidated pre-tax income:
Costs related to the closure of a maintenance facility at Rail International (1)	0.9	8.6
Total adjustments attributable to consolidated pre-tax income	$0.9	$8.6
Income taxes thereon, based on applicable effective tax rate	$(0.3)	$(2.8)
Other income tax adjustments attributable to consolidated income:
Income tax rate change (2)	(2.8)	—
Impact of the Tax Act (3)	(16.5)	(315.9)
Foreign tax credit utilization (4)	(1.4)	—
Total other income tax adjustments attributable to consolidated income	$(20.7)	$(315.9)
Net income, excluding tax adjustments and other items (non-GAAP)	$185.6	$196.1
Return on Equity (GAAP)	11.3%	31.0%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (5)	12.4%	13.3%
_______

(1)	Expenses related to the closure of a maintenance facility.

(2)	Deferred income tax adjustment due to an enacted corporate income tax rate decrease in Alberta, Canada.

(3)	Amounts attributable to the impact of corporate income tax changes enacted by the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

(4)	Benefits attributable to the utilization of foreign tax credits.

(5)	Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Act.

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

Because the railcar operating lease assets and associated liabilities are now recorded on the balance sheet, beginning in 2019, the prior non-GAAP measure is no longer applicable.

The following table shows total balance sheet assets (in millions):

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Total assets (GAAP)	$8,353.1	$8,240.2	$7,616.7	$7,517.4	$7,495.5
Off-balance sheet assets (1):
Rail North America	—	—	430.2	432.6	401.7
Total off-balance sheet assets	$—	$—	$430.2	$432.6	$401.7
Total assets, as adjusted (non-GAAP)	$8,353.1	$8,240.2	$8,046.9	$7,950.0	$7,897.2

Shareholders’ Equity (GAAP)	$1,834.8	$1,809.2	$1,788.1	$1,838.0	$1,817.6
________

(1)	Off-balance sheet assets apply to each of the quarters in 2018. In accordance with the new lease accounting standard, off-balance assets are no longer applicable beginning in 2019.

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(286.6)	$(248.4)	$(100.2)	$(254.5)	$(237.4)
Commercial paper and bank credit facilities	26.0	15.9	110.8	—	4.3
Recourse debt	4,832.5	4,768.1	4,429.7	4,397.3	4,397.9
Operating lease obligations	454.5	456.3	—	—	—
Finance lease obligations	10.6	11.0	11.3	11.6	11.9
Total debt and lease obligations, net of unrestricted cash (GAAP)	5,037.0	5,002.9	4,451.6	4,154.4	4,176.7
Off-balance sheet recourse debt (1)	—	—	430.2	432.6	401.7
Total debt and lease obligations, net of unrestricted cash, as adjusted (non-GAAP)	$5,037.0	$5,002.9	$4,881.8	$4,587.0	$4,578.4

Total recourse debt (2)	$5,037.0	$5,002.9	$4,881.8	$4,587.0	$4,578.4
Shareholders' Equity	$1,834.8	$1,809.2	$1,788.1	$1,838.0	$1,817.6
Recourse Leverage (3)	2.7	2.8	2.7	2.5	2.5
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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. As of June 30, 2019, $216.8 million remained available under the repurchase authorizations.

The following is a summary of common stock repurchases completed by month during the second quarter of 2019:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2019 - April 30, 2019	23,014	$77.22	23,014	$258.2
May 1, 2019 - May 31, 2019	263,350	$75.25	263,350	$238.4
June 1, 2019 - June 30, 2019	290,155	$74.57	290,155	$216.8
Total	576,519	$74.99	576,519

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements.

Incorporated by Reference:
10.1
Five Year Credit Agreement dated as of May 23, 2019, among GATX Corporation, as borrower, Citibank, N.A. and BOFA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association, Morgan Stanley MUFG Loan Partners, LLC and Keybank National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to Exhibit 10.1 of GATX’s Form 8-K dated May 23, 2019, file number 1-2328.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ Thomas A. Ellman
Thomas A. Ellman
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: July 29, 2019