Form 10-K
period 2019-12-31
GATX CORP
filed 2020-02-19
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2.8 billion as of June 30, 2019.

There were 34.9 million common shares outstanding at January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 13, 2020	PART III

GATX CORPORATION
2019 FORM 10-K

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

The following factors, in addition to those discussed under “Risk Factors” and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•
exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our railcars and other transportation assets
•
inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•
a significant decline in customer demand for our assets or services, including as a result of:
◦
weak macroeconomic conditions
◦
weak market conditions in our customers' businesses
◦
declines in harvest or production volumes
◦
adverse changes in the price of, or demand for, commodities
◦
changes in railroad operations or efficiency
◦
changes in railroad pricing and service offerings, including those related to "precision scheduled railroading"
◦
changes in supply chains
◦
availability of pipelines, trucks, and other alternative modes of transportation
◦
changes in conditions affecting the aviation industry, including geographic exposure and customer concentrations
◦
other operational or commercial needs or decisions of our customers
◦
customers' desire to buy, rather than lease, our transportation assets
•
higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•
events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure

•
financial and operational risks associated with long-term railcar purchase commitments, including increased costs due to tariffs or trade disputes
•
reduced opportunities to generate asset remarketing income
•
inability to successfully consummate and manage ongoing acquisition and divestiture activities
•
operational and financial risks related to our affiliate investments, including the Rolls-Royce & Partners Finance joint ventures, and the durability and reliability of aircraft engines
•
fluctuations in foreign exchange rates
•
failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•
asset impairment charges we may be required to recognize
•
deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•
uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021
•
competitive factors in our primary markets, including competitors with a significantly lower cost of capital than GATX
•
risks related to our international operations and expansion into new geographic markets, including the inability to access railcar supply and the imposition of new or additional tariffs, quotas, or trade barriers
•
changes in, or failure to comply with, laws, rules, and regulations
•
inability to obtain cost-effective insurance
•
environmental remediation costs
•
potential obsolescence of our assets
•
inadequate allowances to cover credit losses in our portfolio
•
operational, functional and regulatory risks associated with severe weather events, climate change and natural disasters
•
inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we," "us," "our," and similar terms), a New York corporation founded in 1898, is the leading global railcar lessor, owning fleets in North America, Europe, and Asia. In addition, we operate the largest fleet of U.S.-flagged vessels on the Great Lakes and, jointly with Rolls-Royce plc, we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company (“ASC”). On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 of this Form 10-K for additional information.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

At December 31, 2019, we had total assets of $8.3 billion, composed largely of railcars.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees, and the communities where we operate. Our wholly owned fleet of approximately 147,000 railcars is one of the largest railcar lease fleets in the world. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and Russia, and freight cars in India. The following table sets forth our worldwide rail fleet data as of December 31, 2019:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	60,937	57,172	118,109	288	118,397	629
Rail International	21,524	7,096	28,620	35	28,655	—
Total	82,461	64,268	146,729	323	147,052	629

Our rail customers primarily operate in the petroleum, chemical, food/agriculture, and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship nearly 600 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

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

GATX's Worldwide Railcar Fleet

Other
7%
Boxcars
10%
Open-Top Cars
8%
General Service Tank Cars
39%
Specialty Covered Hoppers
4%
Pneumatic Covered Hoppers
4%
Gravity Covered Hoppers
11%
Specialty & Acid Tank Cars
6%
High Pressure Tank Cars
11%
Covered Hoppers
19%
Tank Cars
56%

Approximately 147,000 Railcars as of 12/31/2019

GATX's Industries Served

Other
9%
Refiners & other
petroleum
28%
Mining, minerals &
aggregates
11%
Food & agriculture
11%
Chemicals & plastics
21%
Railroads & other
transports
20%

Based on 2019 Combined Rail North America and Rail International Revenues

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated economic useful lives of 27 to 45 years and an average age of approximately 20 years. Rail North America has a large and diverse customer base, serving approximately 850 customers. In 2019, no single customer accounted for more than 6% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 23% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar types and market conditions. The average remaining lease term of the North American fleet was approximately 38 months as of December 31, 2019. Rail North America’s primary competitors are Union Tank Car Company, Wells Fargo Rail, the CIT Group, Trinity Industries Leasing Company, and SMBC Rail Services, LLC. Rail North America competes primarily on the basis of lease rate, maintenance capabilities, customer relationships, engineering expertise, and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC, The Greenbrier Companies, Inc., National Steel Car Ltd., and Freightcar America. We also acquire railcars in the secondary market. In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2019, all 8,950 railcars have been ordered, of which 7,678 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At December 31, 2019, 1,128 railcars have been ordered pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement, 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of December 31, 2019, 2,129 railcars have been ordered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Additionally, we acquired a fleet of 3,098 railcars from ECN Capital Corporation, with 2,832 of the railcars acquired in 2018 and the remaining 266 railcars in early 2019.

Rail North America also owns a fleet of locomotives, consisting of 601 four-axle and 28 six-axle locomotives as of December 31, 2019. Locomotive customers are primarily regional and short-line railroads, industrial users, and Class I railroads. Lease terms vary from month-to-month to ten years. As of December 31, 2019, the average remaining lease term of the locomotive fleet was approximately two years. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include lease rates, customer service, maintenance, and availability of locomotives.

Rail North America also remarkets its rail assets, and such remarketing activities may generate gains which could contribute significantly to Rail North America’s segment profit.

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
In order to increase the efficiency of our maintenance network, Rail North America sold two of its maintenance facilities during 2019. Additionally, Rail North America ceased operations of one mobile repair unit ("MRU") and sold nine others over the course of 2019. Railcar maintenance demand was not sufficient enough to consistently achieve adequate productivity from these fixed locations or the MRU's. At December 31, 2019, Rail North America’s maintenance network consisted of:

•	Six major maintenance facilities that can complete all types of maintenance services.

•	Two maintenance facilities that primarily focus on routine cleaning, repair, and regulatory compliance services.

•	Five customer-dedicated sites operating within specific customer facilities that offer services tailored to the needs of our customers’ fleets.

•	Five locations with mobile units that travel to many track-side field locations to provide spot repairs and interior cleaning services.
The maintenance network is supplemented by a number of preferred third-party maintenance providers and railroads. In 2019, wholly owned and third-party maintenance facilities performed approximately 47,000 service events, including multiple independent service events for the same car. In 2019, third-party maintenance network expenses accounted for approximately 30% of Rail North America’s total maintenance network expenses, excluding repairs performed by the railroads. Approximately 71% of the maintenance hours incurred for our tank cars and specialty freight cars during 2019 were performed at our own maintenance facilities.

Our maintenance activities are dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. Revenue earned from these types of maintenance services is recorded in other revenue.

Affiliates

We previously owned a 12.5% interest in Adler Funding LLC ("Adler"), a railcar leasing partnership that was formed in 2010 with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provided leasing, maintenance and asset remarketing services to Adler, for which it received a base service fee and a performance-based asset remarketing fee. All Adler railcar assets were sold in 2018, and the partnership is in the process of winding down remaining activities. There was no income or loss recognized from this partnership in 2019.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("GRI"), and Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. These railcars have estimated useful lives of 30 to 40 years and an average age of approximately 18 years. GRE has a diverse customer base with approximately 220 customers. In 2019, two customers each accounted for more than 10% of GRE's total lease revenue and the top ten customers combined accounted for approximately 55% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2019, the average remaining lease term of the European fleet was approximately 22 months. GRE's primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Wascosa AG, and On Rail. It competes principally on the basis of customer relationships, lease rate, maintenance expertise, and availability of railcars.

GRE acquires new railcars primarily from Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Tatravagónka a.s., and Gök Yapi San. Tic. a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2019, GRE had commitments to acquire from third parties, primarily from Tatravagónka a.s., and Gök Yapi San. Tic. a.s., approximately 1,300 newly manufactured railcars to be delivered in 2020 and 2021. The majority of these railcars have committed leases in place with customers.

As of December 31, 2019, GRI owned 3,679 railcars with estimated useful lives of 15-25 years. GRI's leases are net leases and have terms generally ranging from three to twelve years. As of December 31, 2019, the average remaining lease term of the Indian fleet was approximately 6 years. GRI has a small customer base with approximately ten customers in the automotive, container, steel, cement, and bulk commodities transport sector, as well as one customer in the public sector. As of December 31, 2019, GRI had entered into contracts to acquire 646 railcars to be delivered in 2020, the majority of which have committed leases in place with customers.

As of December 31, 2019, Rail Russia owned 380 railcars.

Maintenance

As of December 31, 2019, GRE operates a maintenance facility in Ostróda, Poland. In 2018, GRE closed its railcar maintenance facility in Hannover, Germany. The maintenance facility in Ostróda, Poland performs significant repairs, regulatory compliance and modernization work for owned railcars, and assembles railcars. This service center is supplemented by a number of third-party repair facilities. The third party facilities accounted for approximately 65% of GRE's fleet repair costs in 2019.

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

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas-carrying vessels (the "Specialized Gas Vessels"), previously referred to as the Norgas Vessels. As noted in prior years, in 2015, we made the decision to exit the majority of Portfolio Management's marine investments, excluding the Specialized Gas Vessels. The marine investments that were sold included six chemical parcel tankers, a number of inland marine vessels, and our interest in a joint venture. These specific investments were all sold as of December 31, 2017. See the Portfolio Management section in Part II, Item 7 of this Form 10-K for further details.

Investment Portfolio

Other
3%
Marine Equipment
18%
Aircraft Spare
Engine Leasing
Affiliates
79%

Aggregate Net Book Value of $653.7 million as of 12/31/2019

Affiliates

The Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”) are a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: leasing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and leasing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2019, the RRPF affiliates, in aggregate, owned 478 engines, of which 250 were on lease to Rolls-Royce. Aircraft engines generally have an estimated economic useful life of 18 to 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of December 31, 2019, the average age of these engines was approximately 11 years. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all maintenance activities.

Owned and Managed Assets

As of December 31, 2019, Portfolio Management's owned assets consisted primarily of the Specialized Gas Vessels. During the second quarter of 2019, the prior pooling arrangement with Norgas Carriers Private Limited was terminated, and we entered into a new agreement with Anthony Veder Group B.V. ("Veder") to commercially manage these vessels. Veder, based in the Netherlands, owns and operates a fleet of specialized gas-carrying vessels under contracts and charters with customers in the oil and gas industry. The Specialized Gas Vessels engage in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene for major oil and chemical customers worldwide.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and the remarketing of these assets. As of December 31, 2019, Portfolio Management's managed activities consisted primarily of managing leases of two power generating assets.

ASC

ASC operates the largest fleet of U.S.-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone. End markets served include steel making, domestic automobile manufacturing, electricity generation, and non-residential construction. Safe operations and customer service, primarily in the form of scheduling flexibility, vessel availability, and reliability, are keys to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, vessels may commence operations in March and continue to operate into January of the following year.

In 2019, one of ASC's vessels was heavily damaged by fire during winter maintenance. As a result, the vessel was removed from service and written off. Refer to the ASC section in Part II, Item 7 of this Form 10-K for additional information. At December 31, 2019, ASC’s fleet consisted of 11 vessels with a net book value of $249.6 million. All vessels are compliant with applicable regulatory guidelines. The vessels are diesel powered, with an average age of 42 years and estimated useful lives of 65 years. For 2020, 10 of ASC’s vessels are generally available for both service contracts and spot business; the remaining vessel is dedicated to a time charter agreement that is scheduled to expire following the 2021 sailing season. ASC’s vessels operate exclusively in the fresh water of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.

ASC Industries Served

Steel
59%
Electric Utility
24%
Other
5%
Construction
12%

Based on 2019 revenue

ASC Commodities Carried

Iron Ore
56%
Coal
22%
Limestone
Aggregates
19%
Other
3%

Based on 2019 volume

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without shore-side assistance. This equipment enables the vessels to operate 24 hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2019, ASC served 22 customers, with the top five customers accounting for approximately 85% of total revenue.

The following table sets forth ASC's fleet as of December 31, 2019:

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

ASC’s vessels operate pursuant to customer contracts that stipulate freight volume commitments and may also be supplemented with additional spot volume opportunities. In 2019, ASC operated 11 vessels and carried 27.0 million net tons of cargo. The number of vessels deployed by ASC in any given year is dependent on customer requirements.

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

On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 of this Form 10-K for additional information.

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

See "Note 13. Concentrations" in Part II, Item 8 of this Form 10-K for additional information.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2019, we employed 2,165 persons, of whom approximately 42% were union workers covered by collective bargaining agreements.

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

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2019, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 22. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	60
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	51
James M. Conniff	Executive Vice President and Chief Human Resources Officer	2018	62
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	65
Robert C. Lyons	Executive Vice President and President, Rail North America	2018	56
N. Gokce Tezel	Executive Vice President and President, Rail International	2018	45
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	52
Eric D. Harkness	Senior Vice President, Treasurer and Chief Risk Officer	2018	47
Jennifer M. McManus	Senior Vice President, Controller and Chief Accounting Officer	2020	40
Amita Shetty	Senior Vice President, Business Development	2018	43
Paul F. Titterton	Senior Vice President and Chief Operating Officer, Rail North America	2018	44
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	57
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer, Rail North America	2018	52

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

•
Ms. McManus was elected Senior Vice President, Controller and Chief Accounting Officer effective January 1, 2020. Previously Ms. McManus served as Senior Director, Investor Relations and Accounting Research, Policy & Planning since May 2017 and Director, Accounting Research, Policy & Planning from June 2015 to May 2017. Prior to joining GATX, Ms. McManus held various positions of increasing responsibility with Hyatt Hotels Corporation, including Strategic Process Design & Implementation Senior Manager from 2012 to May 2015.

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

The nature of our business and assets potentially exposes us to significant personal injury and property damage claims and litigation, environmental claims, or other types of lawsuits inside and outside the U.S. For example, some of our customers use certain types of our rail assets to transport flammable liquids and other hazardous materials, and an accident involving such rail assets could lead to litigation and subject us to significant liability. Similarly, if we fail to meet our obligations to maintain our assets in compliance with governmental regulations and industry rules, we could be subject to fines, penalties, and claims for such failure as well as any resulting personal injury or property damage. In some jurisdictions, an accident can give rise to both civil and criminal liabilities for us and, in some cases, our employees. In the event of an unfavorable outcome, we could be subject to substantial penalties or monetary damages, including criminal penalties and fines, and our employees who are named as criminal defendants in any such litigation may be subject to incarceration and fines. A substantial adverse judgment against us could have a material effect on our financial position, results of operations, cash flows, and reputation.

We depend on continued demand from our customers to lease or use our transportation assets and services at satisfactory rates. A significant decline in customer demand could negatively impact our business and financial performance.

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Customer demand for our transportation assets and services can be adversely affected by various economic and other factors, including:
•Weak macroeconomic conditions
•Weak market conditions in our customers’ businesses
•Declines in harvest or production volumes
•Adverse changes in the price of, or demand for, commodities
•Changes in railroad operations and efficiency
•Changes in railroad pricing and service offerings, including those related to "precision scheduled railroading"
•Changes in supply chains
•Availability of pipelines, trucks, and other alternative modes of transportation
•Conditions on the Great Lakes
•Changes in conditions affecting the aviation industry, including geographic exposure and customer concentrations
•Other operational or commercial needs or decisions of our customers
•World trade policies

Demand for our railcars and other assets is dependent on the strength and growth of our customers' businesses. Some of our customers operate in cyclical markets, such as the steel, energy, chemical, transportation, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of transportation assets that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default.

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of assets in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive transport alternatives. In either case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity. In addition, demand for rail assets used to transport ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed, or eliminated from time to time.

The availability and relative cost of alternative modes of transportation and changes in customer transportation preferences also could reduce demand for our rail assets. For example, technological innovations in the trucking industry and patterns in U.S. economic growth that favor truck over rail could result in a modal shift away from rail and reduce customer demand for our rail assets. Demand for our marine and aircraft spare engine assets and related services is also influenced by many of the factors discussed above. For example, aircraft spare engine leasing is influenced by airline and lessee profitability, reliability and durability of engine types, world trade policies, technological advances, and price and other competitive factors. A significant decline in customer demand for our assets and services could adversely affect our financial performance.

In many cases, demand for our assets also depends on our customers’ desire to lease, rather than buy, the assets. Tax and accounting considerations, interest rates, and operational flexibility, among other factors, may influence a customer’s decision to lease or buy assets. We have no control over these external considerations, and changes in these factors, including recent changes to lease accounting rules and the Tax Cuts and Jobs Act, could negatively impact demand for our assets held for lease.

A significant change in pricing and/or service offerings by North American railroads or poor operating conditions could reduce demand for our rail assets and negatively impact financial performance.

Our North American rail asset leasing business is impacted by the operations of the railroads, particularly the eight largest rail systems known as the "Class I railroads", most of which are pursuing some form of major operational transformation under the umbrella term of "precision scheduled railroading" or "PSR". If PSR results in substantial increases in train velocity or decreases in dwell time for rail assets, the resulting excess supply of railcars and/or locomotives may adversely impact the demand for our rail assets. Alternatively, if PSR results in increased pricing and/or reduced service frequency and quality, the value proposition of rail freight for shippers relative to alternative modes of transportation could be reduced. Apart from PSR, other factors such as adverse weather conditions, railroad mergers, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. Each of these cases could reduce demand for our rail assets and decreased fleet utilization due to modal shift away from rail, all of which could negatively impact revenue and our results of operations.

A significant decrease in lease renewals of our transportation assets by our customers or a significant increase in the number of compliance-based maintenance events could negatively impact operations and substantially increase our costs.

Decreases in customer demand for our transportation assets could increase the number of leases that are not renewed upon expiration, resulting in the return of such assets by our customers. Returned transportation assets often must undergo maintenance and service work before being leased to new customers. A significant increase in the number of leased assets requiring maintenance may negatively affect our operations and substantially increase maintenance and other related costs.

We also perform a variety of government or industry-mandated maintenance programs on our fleet. These compliance programs are cyclical in nature, and as a result, we can face significant increases in the number of maintenance events in any given year. A significant increase in maintenance or severe constraints in the repair networks may negatively impact our operations and substantially increase maintenance and other related costs. In addition, while we rely on third party maintenance providers to assist with these compliance procedures for our transportation assets, high demand faced by these providers from other asset owners may constrain our access to the providers or may substantially increase our costs.

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

We utilize our extensive knowledge and experience to remarket transportation assets in order to optimize the composition of our fleets, and these activities generate income that contributes significantly to segment profit.  Reduced demand for our assets due to adverse market conditions could reduce opportunities for us to generate remarketing income. A significant or prolonged decline in the secondary market for our assets could adversely affect our financial performance.

We may not be able to successfully consummate and manage ongoing acquisition and divestiture activities, which could have an adverse impact on our financial statements.

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions and divestitures may present financial, managerial, and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and costs, assumption of liabilities and indemnities, and potential disputes with the buyers or sellers or third parties. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, we will not receive the expected benefits, and alternative favorable opportunities to divest may not be available to us. If we cannot successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, or are unable to complete a divestiture, our financial results could be adversely affected.

We have significant financial exposure related to the performance of our aircraft engine leasing affiliate investments.

GATX and Rolls-Royce plc. each own 50% of domestic and foreign joint venture entities (collectively, the “RRPF affiliates”) that own and lease aircraft spare engines to Rolls-Royce plc. and owners and operators of commercial aircraft. Rolls-Royce plc. is a major customer of the RRPF affiliates, as well as a critical supplier of aircraft spare engines and commercial, technical, and maintenance services to the RRPF affiliates. A deterioration in (1) the performance of such services by Rolls-Royce plc., (2) the durability and reliability of Rolls-Royce, plc. engines, or (3) the creditworthiness of Rolls-Royce plc., could negatively impact the financial performance of the RRPF affiliates.

In addition, as a 50% partner in the RRPF affiliates, we may not have control over operational matters, which could result in actions that have an adverse financial impact on the RRPF affiliates, and could expose us to potential liability. The RRPF affiliates contribute significantly to our financial results. If the financial or operating performance of the RRPF affiliates deteriorates, our results of operations and cash flows could be negatively affected.

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

A significant portion of our employees are represented by labor unions and work under collective bargaining agreements that cover a range of workplace matters, such as wages, health and welfare benefits, and work rules. If we fail to negotiate acceptable labor agreements, our business could be disrupted by strikes or lockouts. We could also incur increased operating costs due to higher wages or benefits paid to union workers. Business disruptions or higher operating costs could both have an adverse effect on our financial position, results of operations, or cash flows.

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

Deterioration of conditions in the global capital markets or negative changes in our credit ratings may limit our ability to obtain financing and may increase our borrowing costs.

We rely largely on banks and the capital markets to fund our operations and contractual commitments. Typical funding sources include commercial paper, bank term loans, public debt issuances, and a variety of other secured and unsecured financing structures. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s and Moody’s Investors Service, could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. If we are unable to obtain financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

Changes in banks' inter-lending rate reporting practices or the phasing out of LIBOR after 2021 may adversely affect our financial condition, cash flows, and results of operations.

We have a significant amount of borrowing arrangements and financing structures that are based on the London Inter-Bank Offering Rate ("LIBOR"), including at our RRPF affiliates. In July 2017, the head of the United Kingdom Financial Conduct Authority announced they would not require panel banks to continue submitting quotes for LIBOR after 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of a diverse set of private and public sector entities, has recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. At this time, it is not possible to predict whether any such changes will occur, which alternative reference rates or other reforms to LIBOR could be enacted in the United Kingdom, the United States or elsewhere, or the effect that any such changes, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations. Uncertainty as to the nature of such potential changes, alternative reference rates, or other reforms may adversely affect our financial condition, cash flows, and results of operations.

Competition could result in decreased profitability.

We operate in a highly competitive business environment. In certain cases, our competitors are larger than we are and have greater financial resources, higher credit ratings, and a lower cost of capital. These factors may enable our competitors to offer leases or services to customers at lower rates than we can provide, thus negatively impacting our profitability, asset utilization, and investment volume.

Risks related to our international operations and expansion into new geographic markets could adversely affect our business, financial condition, and operating results.

We generate a significant amount of our net income outside the United States. In recent years, we have increased our focus on international growth and expansion into select emerging markets as a means to grow and diversify earnings.

Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•	Noncompliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act

•	Noncompliance with a variety of foreign laws and regulations

•	Failure to properly implement changes in tax laws and the interpretation of those laws

•	Failure to develop and maintain data management practices that comply with laws related to cybersecurity, privacy, data localization, and data protection

•	Fluctuations in currency values

•	Sudden changes in foreign currency exchange controls

•	Discriminatory or conflicting fiscal policies

•	Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions

•	Inability to access railcar supply

•	Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries

•	Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base

•	Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business

•
Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, and similar restrictions on our operations outside the United States

•	Unforeseen developments and conditions, including terrorism, war, epidemics, and international tensions and conflicts.

Our transportation assets and operations are subject to various laws, rules, and regulations. If these laws, rules, and regulations change or we fail to comply with them, it could have a significant negative effect on our business and profitability.

Our fleets of transportation assets and related operations are subject to various U.S. and non-U.S. laws, rules, and regulations administered by authorities in jurisdictions where we do business. Such laws, rules, and regulations could be changed in ways that would require us to modify our business models and objectives, impose requirements for additional maintenance or substantial modification or refurbishment of our assets, or otherwise affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Violations of these laws, rules, and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeiture of assets.

We may not be able to obtain cost-effective insurance.

We manage our exposure to risk, in part, by purchasing insurance. There is no guarantee that cost-effective insurance will consistently be available. If insurance coverage becomes prohibitively expensive or unavailable, we could be forced to reduce our coverage amount and increase the amount of self-insured risk we retain, thereby increasing our exposure to uninsured adverse judgments and other losses and liabilities that could have a material effect on our financial position, results of operations, and cash flows.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes, which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. Additionally, we could incur substantial costs, including cleanup costs, fines, and costs arising out of third-party claims for property or natural resource damage and personal injury as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased asset may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from such asset without regard to the owner's fault. Governments or regulators may change the legislative or regulatory frameworks within which we operate, including environmental laws and regulations, without providing us any recourse to address any adverse effects such changes may have on our business. Due to the regulatory complexities, risk of unidentified contaminants on our properties, and the potential liability for our operations as well as those of our lessees, it is possible environmental and remediation costs may be materially different from the costs we have estimated.

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

Our assets primarily consist of long-lived transportation assets such as rail assets, aircraft spare engines, and marine vessels. The carrying value of these assets on our financial statements may sometimes differ from their fair market value. These valuation differences may be positive or negative and could be material based on market conditions and demand for certain assets.

Our assets may become obsolete.

In addition to changes in laws, rules, and regulations that may make transportation assets obsolete, changes in the preferred method our customers use to ship their products, changes in demand for particular products, or a shift by customers toward purchasing assets rather than leasing them may adversely impact us. Our customers' industries are driven by dynamic market forces and trends, which are influenced by economic and political factors. Changes in our customers' markets may significantly affect demand for our rail, aircraft spare engine, and marine assets.

Unfavorable conditions on the Great Lakes could impact business operations of our American Steamship Company ("ASC") subsidiary, which could result in increases in costs and decreases in revenues.

The success of our ASC subsidiary depends on the efficiency of its marine operations on the Great Lakes. Disruptions at the Sault St. Marie locks or severe weather conditions, such as high wind and ice formation, could cause significant business interruptions or shortened sailing seasons. Additionally, low water levels and vessel draft restrictions may restrict the volume that ASC's vessels can transport per trip. These conditions could negatively impact our results of operations through increased operating costs or decreased revenues.

We may be affected by climate change or market or regulatory responses to climate change.

There is increasing global regulatory focus on climate change and greenhouse gas (“GHG”) emissions. Climate change may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. Severe weather, climate change, and natural disasters, such as tornadoes, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. Changes in laws, rules, and regulations, or actions by authorities or other third parties under existing laws, rules, or regulations, to address GHG and climate change could negatively impact our customers and business. For example, restrictions on GHG emissions could significantly increase costs for our customers whose production processes require significant amounts of energy, which could reduce demand for the lease of our assets, while rail assets in our fleet that are used to carry fossil fuels, such as coal and petroleum, could see reduced demand if government regulations mandate a reduction in fossil fuel consumption or customer preferences change. New government regulations could also increase our operating costs and compliance with those regulations could be costly. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change, could reduce the demand for our assets and could have an adverse effect on our financial position, results of operations, and cash flows.

A small number of shareholders could significantly influence our business.

Six shareholders collectively control more than 60% of our outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

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

Inflation or deflation could have an unanticipated adverse impact on our financial results.

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

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks or war, which could lead to the following:

•
Legislation or regulatory action directed toward improving the security of transportation assets against acts of terrorism, which could affect the construction or operation of transportation assets and increase costs

•	A decrease in demand for transportation assets and services

•	Lower utilization of transportation equipment

•	Lower transportation asset lease and charter rates

•	Impairments and loss of transportation assets

•	Capital market disruption, which may raise our financing costs or limit our access to capital

•	Liability or losses resulting from acts of terrorism involving our assets

•
A significant deterioration of global growth, and related decreases in confidence or investment activity in the global markets, arising from political or economic tensions, changes, and trends and/or an increase in trade conflict and protectionism.

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

Threats to IT systems associated with cybersecurity risks and cyber incidents or attacks have continued to increase in recent years. We rely on our IT infrastructure to process, transmit, and store electronic information that is used in all aspects of our business operations, including employee and customer information. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. The steps we have taken to mitigate these risks may not be effective to prevent breaches of our IT infrastructure, some of which is managed by third parties. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information and subject us to potential lawsuits or other material legal liabilities. These disruptions could adversely affect our operations, financial position, and results of operations.

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

As of December 31, 2019, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Chicago, Illinois	Colton, California	Donaldsonville, Louisiana
Houston, Texas	Hearne, Texas	Clarkson, Ontario
Burlington, Ontario	Waycross, Georgia	Edmonton, Alberta
Calgary, Alberta	Montreal, Quebec	Montreal, Quebec
Mexico City, Mexico	Moose Jaw, Saskatchewan	Red Deer, Alberta
Red Deer, Alberta

Maintenance Facilities
Plantersville, Texas
Terre Haute, Indiana

Customer Site Locations
Catoosa, Oklahoma
Donaldsonville, Louisiana
Freeport, Texas
Geismar, Louisiana
Yazoo City, Mississippi

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Amsterdam, Netherlands	Ostróda, Poland	Płock, Poland
Düsseldorf, Germany
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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,573 common shareholders of record as of January 31, 2020.

Issuer Purchases of Equity Securities

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
During 2019, we repurchased 2.0 million shares for $150.0 million under the share repurchase program. As of December 31, 2019, $150.0 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the fourth quarter of 2019:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2019 - October 31, 2019	258,678	$75.64	258,678	$150.5
November 1, 2019 - November 30, 2019	6,549	$81.36	6,549	$150.0
Total	265,227	$75.78	265,227
Equity Compensation Plan Information as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,140,736 (1)	$59.32 (2)	3,187,703
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	2,140,736		3,187,703
__________
(1) Consists of 371,716 stock appreciation rights, 1,179,619 non-qualified stock options, 217,259 performance shares, 164,488 restricted stock units and 207,654 phantom stock units.
(2) The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted-average exercise price, see "Note 11. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2019, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those comprise companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2014, and that all dividends were reinvested.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
GATX	$100.00	$76.19	$114.15	$118.46	$138.18	$165.47
S&P 500	100.00	101.37	113.49	138.26	132.19	173.80
S&P MidCap 400	100.00	97.82	118.10	137.26	122.03	153.96
Russell 3000	100.00	100.47	113.26	137.17	129.98	170.28

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

	2019	2018	2017	2016	2015
Results of Operations
Revenue	$1,393.8	$1,360.9	$1,376.9	$1,418.3	$1,449.9
Net gain on asset dispositions	62.1	72.8	54.1	98.0	79.2
Share of affiliates’ pre-tax income	94.5	61.1	55.9	53.1	45.4
Net income (GAAP)	211.2	211.3	502.0	257.1	205.3
Net income, excluding tax adjustments and other items (non-GAAP) (1)	200.3	199.8	185.0	235.9	234.9
Per Share Data
Basic earnings (GAAP)	5.92	5.62	12.95	6.35	4.76
Diluted earnings (GAAP)	5.81	5.52	12.75	6.29	4.69
Diluted earnings, excluding tax adjustments and other items (non-GAAP) (1)	5.51	5.22	4.70	5.77	5.37
Dividends declared	1.84	1.76	1.68	1.60	1.52
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$6,707.2	$6,549.5	$6,192.1	$5,804.7	$5,698.4
Investments in affiliated companies	512.6	464.5	441.0	387.0	348.5
Total assets	8,285.1	7,616.7	7,422.4	7,105.4	6,894.2
Off-balance sheet assets (1)(2)	—	430.2	435.7	459.1	495.5
Short-term borrowings	15.8	110.8	4.3	3.8	7.4
Long-term debt	4,780.4	4,429.7	4,371.7	4,253.2	4,178.4
Operating lease obligations	432.3	—	—	—	—
Finance lease obligations	7.9	11.3	12.5	14.9	18.4
Off-balance sheet recourse debt (1)(2)	—	430.2	435.7	459.1	495.5
Shareholders’ equity (3)	1,835.1	1,788.1	1,792.7	1,347.2	1,280.2
Other Data
Average number of common shares and common share equivalents	36.4	38.3	39.4	40.9	43.8
Net cash provided by operating activities	$462.6	$508.5	$496.8	$629.4	$541.8
Portfolio proceeds	$250.3	$234.4	$165.6	$223.7	$482.2
Portfolio investments and capital additions	$741.7	$943.4	$603.4	$620.7	$714.7
Recourse leverage (4)	2.8	2.7	2.5	3.3	3.5
Return on equity (GAAP)	11.7%	11.8%	32.0%	19.6%	15.8%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)(5)	13.5%	13.6%	13.1%	18.0%	18.1%
_________

(1)
See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for an explanation of tax adjustments and other items, as well as a reconciliation to the most directly comparable GAAP measures.

(2)
Off-balance sheet assets and off-balance sheet recourse debt, which relate to operating leases, are applicable for 2015 through 2018. In accordance with the new lease accounting standard, off-balance sheet assets and recourse debt are no longer applicable beginning in 2019.

(3)	Balances for 2019, 2018 and 2017 reflect increases in shareholders' equity resulting from the impact of the Tax Cuts and Jobs Act of 2017 ("Tax Act").

(4)	The reduction in recourse leverage beginning with 2017 is due to the increase in shareholders' equity resulting from the impact of the Tax Act.

(5)	Shareholder's equity used in this calculation for 2019, 2018 and 2017 excludes the impact of the Tax Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company (“ASC”). On February 7, 2020, we entered into an agreement to sell ASC. See "Note 25. Subsequent Events" in Part II, Item 8 of this Form 10-K for additional information. A more complete description of our business is included in "Item 1. Business," in Part I of this Form 10-K.

The following discussion and analysis should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” at the end of this item.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for years ended December 31 (dollars in millions, except per share data):

	2019	2018	2017
Segment Revenues
Rail North America	$964.5	$941.5	$977.4
Rail International	227.7	217.5	197.1
Portfolio Management	9.9	16.1	29.9
ASC	191.7	185.8	172.5
	$1,393.8	$1,360.9	$1,376.9
Segment Profit
Rail North America	$276.2	$307.9	$299.3
Rail International	78.9	68.6	68.8
Portfolio Management	62.4	38.7	56.3
ASC	46.1	33.0	24.5
	463.6	448.2	448.9
Less:
Selling, general and administrative expense	188.6	191.1	180.0
Unallocated interest (income) expense	(5.8)	(8.6)	(8.5)
Other, including eliminations	3.2	9.5	7.1
Income taxes ($18.0, $10.8 and $12.0 related to affiliates' earnings)	66.4	44.9	(231.7)
Net Income (GAAP)	$211.2	$211.3	$502.0

Net income, excluding tax adjustments and other items (non-GAAP)	$200.3	$199.8	$185.0
Diluted earnings per share (GAAP)	$5.81	$5.52	$12.75
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$5.51	$5.22	$4.70

Return on equity (GAAP)	11.7%	11.8%	32.0%
Return on equity, excluding tax adjustments and other items (non-GAAP)	13.5%	13.6%	13.1%

Investment Volume	$741.7	$943.4	$603.4

2019 Summary

Net income was $211.2 million, or $5.81 per diluted share, for 2019 compared to $211.3 million, or $5.52 per diluted share, for 2018, and $502.0 million, or $12.75 per diluted share, for 2017. Results for 2019 included a net benefit of $10.9 million from tax adjustments and other items, compared to a net benefit of $11.5 million in 2018 and a net benefit of $317.0 million in 2017 (see "Non-GAAP Financial Measures" at the end of this item for further details).

•
At Rail North America, segment profit was lower in 2019. The decrease was attributable to lower net gains on asset dispositions, higher maintenance expense, resulting from more tank qualifications, and lower lease revenue, partially offset by higher other revenue.

•
At Rail International, segment profit was higher in 2019, largely due to the absence of the railcar maintenance facility closure costs recorded in the prior year, as well as higher revenue from more railcars on lease. These positive drivers were partially offset by the negative impact of foreign exchange rates.

•
At Portfolio Management, segment profit increased in 2019, primarily due to higher share of affiliate income from the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates"), offset by a lower contribution from the marine operations.

•
At ASC, segment profit was higher in 2019, primarily related to the impact of a net casualty gain recorded in 2019 for an insurance recovery for a vessel heavily damaged by fire and written off. Favorable operating conditions and more efficient fleet performance also contributed to the positive variance.

Total investment volume was $741.7 million in 2019, compared to $943.4 million in 2018, and $603.4 million in 2017.
2020 Outlook
Given the general economic and political uncertainty we see in North America today, our outlook for Rail North America is guarded. Despite the challenging environment, a substantial portion of the new railcars to be delivered in 2020 are committed to customer leases. Our strong balance sheet also offers us flexibility to pursue secondary market acquisitions as attractive opportunities arise.

•
Rail North America's segment profit in 2020 is expected to decrease from 2019. Lease rates for railcars scheduled to renew in 2020 will likely be lower than expiring lease rates, and we anticipate a small decrease in fleet utilization due to a continued oversupply of railcars in the market. As a result, we project revenue in 2020 to decline compared to the prior year. We also project higher maintenance expense in 2020, primarily resulting from costs associated with transitioning cars between customers due to our expectation of a lower renewal success rate.

•
We anticipate Rail International's segment profit in 2020 to increase from 2019 as the demand for railcars in Europe continues to be strong. Lease revenue is expected to be higher in 2020, resulting from higher lease rates and more railcars on lease. In addition, our railcar fleet in India grew significantly in 2019, and we expect additional revenue from these railcars and additional railcar investment in 2020.

•
We believe Portfolio Management's segment profit in 2020 will be higher than 2019. Strong operating results at the RRPF affiliates are expected to continue. In addition, we anticipate improved financial performance from our marine operations.

•
We expect ASC’s segment profit in 2020 to be relatively flat compared to 2019. We anticipate slightly less volume in 2020 will be offset by favorable operating conditions and efficient fleet performance. On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 of this Form 10-K for additional information.

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

RAIL NORTH AMERICA

Segment Summary

The operating environment for Rail North America was challenging in 2019 as a continued market oversupply of railcars, coupled with reduced carload volume and increased railroad velocity, put pressure on lease rates throughout the year. Despite this environment, Rail North America was able to maintain high fleet utilization and renewal success. At December 31, 2019, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 102,800 cars. Fleet utilization, excluding boxcars, was 99.3% at the end of 2019, compared to 99.4% at the end of 2018, and 98.2% at the end of 2017. Fleet utilization for approximately 15,300 boxcars was 95.0% at the end of 2019 compared to 94.2% at the end of 2018, and 92.6% at the end of 2017. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During 2019, an average of approximately 103,500 railcars, excluding boxcars, were on lease, compared to 102,100 in 2018, and 102,600 in 2017. Changes in railcars on lease compared to prior periods are impacted by the utilization of new railcars purchased under our supply agreements, the utilization of the railcars acquired from ECN Capital Corporation at the end of 2018, and the disposition of railcars that were sold or scrapped. During 2019, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 3.9%, compared to negative 9.8% in 2018 and negative 28.2% in 2017. Lease terms on renewals for cars in the LPI averaged 39 months in 2019, compared to 38 months in 2018, and 33 months in 2017. Additionally, the renewal success rate, which represents the percentage of railcars on expiring leases that were renewed with the existing lessee, was 82.2% in 2019, compared to 82.9% in 2018, and 74.7% in 2017. The renewal success rate is an important metric because railcars returned by our customers may incur transition costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2019, all 8,950 railcars have been ordered, of which 7,678 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At December 31, 2019, 1,128 railcars have been ordered pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement, 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of December 31, 2019, 2,129 railcars have been ordered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Additionally, we acquired a fleet of 3,098 railcars from ECN Capital Corporation, with 2,832 of the railcars acquired in 2018 and the remaining 266 railcars in early 2019.

As of December 31, 2019, leases for approximately 17,800 tank cars and freight cars and approximately 3,200 boxcars are scheduled to expire in 2020. These amounts exclude railcars on leases expiring in 2020 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2019	2018	2017
Revenues
Lease revenue	$868.3	$873.4	$899.9
Other revenue	96.2	68.1	77.5
Total Revenues	964.5	941.5	977.4

Expenses
Maintenance expense	267.9	254.7	265.0
Depreciation expense	256.9	248.5	239.4
Operating lease expense	54.4	49.6	60.7
Other operating expense	23.9	27.3	28.7
Total Expenses	603.1	580.1	593.8

Other Income (Expense)
Net gain on asset dispositions	54.6	76.3	45.2
Interest expense, net	(134.5)	(125.2)	(121.2)
Other expense	(5.3)	(5.2)	(5.9)
Share of affiliates' pre-tax income (loss)	—	0.6	(2.4)
Segment Profit	$276.2	$307.9	$299.3

Investment Volume	$502.2	$737.4	$460.9

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2019	2018	2017
Railcars	$759.8	$757.8	$785.1
Boxcars	72.2	76.8	75.7
Locomotives	36.3	38.8	39.1
Total	$868.3	$873.4	$899.9

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2019	2018	2017
Beginning balance	105,472	103,730	104,522
Cars added	3,145	6,958	3,442
Cars scrapped	(2,172)	(2,211)	(2,900)
Cars sold	(3,600)	(3,005)	(1,334)
Ending balance	102,845	105,472	103,730
Utilization rate at year end	99.3%	99.4%	98.2%
Active railcars at year end	102,127	104,864	101,849
Average (monthly) active railcars	103,452	102,061	102,600

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2019	2018	2017
Ending balance	15,264	16,220	16,398
Utilization rate at year end	95.0%	94.2%	92.6%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2019	2018	2017
Beginning balance	680	665	660
Locomotives added, net of scrapped or sold	(51)	15	5
Ending balance	629	680	665
Utilization rate at year end	90.3%	91.5%	92.5%
Active locomotives at year end	568	622	615
Average (monthly) active locomotives	608	622	623

Segment Profit

In 2019, segment profit of $276.2 million decreased 10.3% compared to $307.9 million in 2018. The decrease was driven by lower net gains on asset dispositions, higher maintenance expense, and lower lease revenue, partially offset by higher other revenue. Asset remarketing income is dependent on a number of factors and will vary from year to year.

In 2018, segment profit of $307.9 million increased 2.9% compared to $299.3 million in 2017. The increase was driven by higher asset disposition gains and lower maintenance expense, partially offset by lower lease revenue and lower lease termination fees.

Revenues

In 2019, lease revenue decreased $5.1 million, or 0.6%. The decrease was due to lower lease rates, higher rental abatement attributable to more railcars in the maintenance network, and fewer locomotives on lease in the current year, partially offset by more railcars on lease. Other revenue increased $28.1 million, due to higher repair revenue and higher lease termination fees in 2019.

In 2018, lease revenue decreased $26.5 million, or 2.9%, primarily due to lower lease rates and fewer railcars on lease. Other revenue decreased $9.4 million, largely a result of lower lease termination fees in 2018. Other revenue in 2017 included $7.8 million as compensation for damage to returned railcars. The expenses to repair these railcars were recognized as incurred.

Expenses

In 2019, maintenance expense increased $13.2 million, driven by more tank qualifications in 2019, as expected, as well as higher repairs performed by the railroads on GATX-owned railcars. Depreciation expense increased $8.4 million due to new railcar investments, including the railcars acquired from ECN Capital Corporation in 2018. Operating lease expense increased $4.8 million, primarily a result of the elimination of deferred gain amortization for sale-leaseback transactions in accordance with the new lease accounting standard. See "Note 2. Accounting Changes" and "Note 5. Leases" in Part II, Item 8 of this Form 10-K for further detail regarding the impact of the new lease accounting standard. Other operating expense decreased $3.4 million, primarily due to lower switching, storage, and freight costs as a result of continued high utilization.

In 2018, maintenance expense decreased $10.3 million, driven by fewer repairs performed by the railroads, as well as fewer tank qualifications and lower costs from assigning railcars to new lessees. Depreciation expense increased $9.1 million due to railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $11.1 million, resulting from the purchase of railcars previously on operating leases. Other operating expense decreased $1.4 million, due to lower switching, storage, and freight costs, reflective of lower assignment activity.

Other Income (Expense)

In 2019, net gain on asset dispositions decreased $21.7 million, resulting from lower asset remarketing gains and lower net scrapping gains. Net scrapping gains were lower in the current year due to certain railcars and locomotives scrapped at a loss, as well as lower scrap prices per ton. See "Note 23. Financial Data of Business Segments", Item 8 of this Form 10-K, for further details of the components of net gain on asset dispositions. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year. Net interest expense increased $9.3 million, driven by a higher average debt balance and a higher average interest rate.

In 2018, net gain on asset dispositions increased $31.1 million, attributable to more railcars sold in 2018, as well as higher scrapping gains resulting primarily from a higher scrap price per ton. Net interest expense increased $4.0 million, driven by a higher average interest rate and a higher average debt balance.

Investment Volume

During 2019, investment volume was $502.2 million compared to $737.4 million in 2018, and $460.9 million in 2017. We acquired 3,225 railcars in 2019, compared to 7,489 railcars, including 2,832 railcars purchased as part of the ECN Capital Corporation transaction in 2018, and 3,613 railcars in 2017.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in 2019. Strong replacement demand and increasing new railcar production backlogs drove record utilization and strong lease rates at GRE. Railcar utilization for GRE was 99.3% at the end of 2019, compared to 98.8% at the end of 2018, and 96.8% at the end of 2017. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet. In addition, our operations in India ("GRI") benefited from more cars on lease as it continued to significantly expand its fleet.

In 2018, GRE recorded $9.5 million of expenses attributable to the closure of a railcar maintenance facility in Germany.

GRI continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. In 2019, GRI added 1,626 railcars, compared to 1,001 in 2018 and 275 in 2017. GRI expects continued fleet growth and diversification in 2020.

Rail Russia focused on managing its existing fleet and maintaining strong relationships with its customer base. In 2019, Rail Russia added 26 railcars, compared to 184 in 2018 and zero in 2017.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2019	2018	2017
Revenues
Lease revenue	$219.2	$209.3	$190.3
Other revenue	8.5	8.2	6.8
Total Revenues	227.7	217.5	197.1

Expenses
Maintenance expense	46.5	44.5	41.1
Depreciation expense	57.8	55.5	48.9
Other operating expense	6.8	5.8	4.7
Total Expenses	111.1	105.8	94.7

Other Income (Expense)
Net gain (loss) on asset dispositions	1.7	(0.2)	3.1
Interest expense, net	(40.6)	(35.9)	(33.4)
Other income (expense)	1.2	(7.0)	(3.2)
Share of affiliates' pre-tax loss	—	—	(0.1)
Segment Profit	$78.9	$68.6	$68.8

Investment Volume	$215.7	$152.7	$90.9

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2019	2018	2017
Beginning balance	23,412	23,166	23,122
Cars added	1,417	847	871
Cars scrapped or sold	(268)	(601)	(827)
Ending balance	24,561	23,412	23,166
Utilization rate at year end	99.3%	98.8%	96.8%
Active railcars at year end	24,392	23,124	22,422
Average (monthly) active railcars	23,665	22,619	22,137

\

Foreign Currency

Rail International's reported financial results are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In 2019, a weaker euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $10.6 million and segment profit, excluding other income (expense), by approximately $5.0 million compared to 2018. In 2018, a stronger euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $8.2 million and segment profit, excluding other income (expense), by approximately $4.3 million compared to 2017.

Segment Profit

In 2019, segment profit of $78.9 million increased 15.0% compared to $68.6 million in 2018. Segment profit in 2018 included expenses of approximately $9.5 million attributable to the closure of the railcar maintenance facility in Germany. Excluding these costs, results for Rail International were $0.8 million higher than 2018, primarily due to higher revenue from more railcars on lease, partially offset by higher maintenance expense and the negative impact of foreign exchange rates.

In 2018, segment profit of $68.6 million decreased 0.3% compared to $68.8 million in 2017. Excluding the impact of the closure of the railcar maintenance facility in Germany noted above, results for Rail International were $9.3 million higher than 2017, primarily due to more railcars on lease and the positive impact of foreign exchange rates.

Revenues

In 2019, lease revenue increased $9.9 million, or 4.7%, primarily due to more railcars on lease, partially offset by the impact of foreign exchange rates. Other revenue increased $0.3 million, driven by higher repair revenue.

In 2018, lease revenue increased $19.0 million, or 10.0%, due to more railcars on lease and the impact of foreign exchange rates. Other revenue increased $1.4 million, driven by higher repair revenue.

Expenses

In 2019, maintenance expense increased $2.0 million, primarily due to higher wheelset costs and other repairs. These negative drivers were partially offset by lower workshop costs, due in part to the elimination of expenses associated with the maintenance facility in Germany that was closed in 2018, as well as the impact of foreign exchange rates. Depreciation expense increased $2.3 million, primarily due to new railcars added to the fleet.

In 2018, maintenance expense increased $3.4 million, primarily due to higher wheelset costs and the impact of foreign exchange rates, partially offset by lower regulatory compliance costs. Depreciation expense increased $6.6 million, driven by the impact of new railcars added to the fleet, as well as the impact of foreign exchange rates.

Other Income (Expense)

In 2019, net gain on asset dispositions increased $1.9 million, attributable to the absence of the impairment for the maintenance facility in Germany recorded in the prior year, partially offset by lower railcar scrapping gains, as a result of fewer railcars scrapped in 2019. Net interest expense increased $4.7 million, due to a higher average interest rate and a higher average debt balance. Other expense decreased $8.2 million, driven by the absence of the railcar maintenance facility closure costs recorded in 2018 and lower net litigation costs related to the Viareggio matter, which reflected insurance proceeds received in 2019. See "Note 22. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K for further details about the Viareggio matter. This was partially offset by the negative impact of changes in foreign exchange rates on non-functional currency items.

In 2018, net gain on asset dispositions decreased $3.3 million, attributable to the impairment recorded for the maintenance facility in Germany. Net interest expense increased $2.5 million, due to a higher average debt balance and a higher average interest rate. Other expense increased $3.8 million, driven by the railcar maintenance facility closure costs and higher legal expenses, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items.

Investment Volume

Investment volume was $215.7 million in 2019, $152.7 million in 2018, and $90.9 million in 2017. During 2019, GRE acquired 1,417 railcars (including 384 assembled at the GRE Ostroda, Poland facility), GRI acquired 1,626 rail cars, and Rail Russia acquired 26 railcars, compared to 847 railcars at GRE (including 316 assembled at the GRE Ostroda, Poland facility), 1,001 railcars at GRI, and 184 railcars at Rail Russia in 2018, and 871 railcars at GRE (including 272 assembled at the GRE Ostroda, Poland facility) and 275 railcars at GRI in 2017.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $94.5 million for 2019, $60.5 million for 2018, and $57.3 million for 2017. Portfolio Management did not make any additional investment in the RRPF affiliates in 2019, compared to $14.1 million in 2018 and $36.6 million in 2017. Dividend distributions from the RRPF affiliates totaled $27.5 million in 2019, compared to $35.2 million in 2018 and $30.2 million in 2017. The RRPF affiliates owned 478 aircraft spare engines with a net book value of approximately $5,036.4 million at the end of 2019 compared to 452 aircraft spare engines with a net book value of approximately $4,435.6 million at the end of 2018 and 432 aircraft spare engines with a net book value of $3,764.5 million at the end of 2017.

As we have disclosed previously, we have exited the majority of Portfolio Management's marine investments. As of December 31, 2017, we had completed all planned sales of the marine assets, including our 50% interest in the Cardinal Marine joint venture. In 2017, we received proceeds of $46.8 million, resulting in net gains of $1.8 million.

Portfolio Management continues to own marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"), previously referred to as the Norgas Vessels. During the second quarter of 2019, the prior commercial management agreement with Norgas Carriers Private Limited, and related pooling arrangement, was terminated, and we entered into a new agreement with Anthony Veder Group B.V. ("Veder") to commercially manage these vessels. During this transition, the Specialized Gas Vessels were idle for a significant portion of the second quarter of 2019. However, we realized increased utilization during the second half of 2019 and expect continuing improvement in future operating performance resulting from this new commercial agreement.

Portfolio Management's total asset base was $653.7 million at December 31, 2019, compared to $606.8 million at December 31, 2018, and $582.8 million at December 31, 2017.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2019	2018	2017
Revenues
Lease revenue	$1.0	$1.0	$3.8
Marine operating revenue	8.2	14.3	25.0
Other revenue	0.7	0.8	1.1
Total Revenues	9.9	16.1	29.9

Expenses
Marine operating expense	18.9	16.8	24.8
Depreciation expense	6.6	7.3	7.0
Other operating expense	0.6	0.0	1.0
Total Expenses	26.1	24.1	32.8

Other Income (Expense)
Net (loss) gain on asset dispositions	(4.7)	(3.4)	7.7
Interest expense, net	(11.2)	(10.4)	(9.2)
Other income	—	—	2.3
Share of affiliates' pre-tax income	94.5	60.5	58.4
Segment Profit	$62.4	$38.7	$56.3

Investment Volume	$—	$14.1	$36.6

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	2019	2018	2017
Investment in RRPF Affiliates	$512.4	$464.3	$434.2
Owned assets	141.3	142.5	148.6
Managed assets (1)	24.8	32.3	41.6
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data
The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2019	2018	2017
Beginning balance	452	432	407
Engine acquisitions	46	48	35
Engine dispositions	(20)	(28)	(10)
Ending balance	478	452	432
Utilization rate at year end	96.9%	96.9%	94.7%

Comparison of Reported Results

Comparisons of reported results for 2018 and 2017 are impacted by the sale of marine investments.

Segment Profit

In 2019, segment profit was $62.4 million compared to $38.7 million in 2018. The increase reflects stronger results at the RRPF affiliates, partially offset by a lower contribution from the Specialized Gas Vessels.

In 2018, segment profit was $38.7 million compared to $56.3 million in 2017. Segment profit for 2017 included net gains of approximately $1.8 million associated with the exit of marine investments. Excluding this item, results for the Portfolio Management segment were $15.8 million lower in 2018 compared to 2017, primarily due to the absence of operating income from the marine assets sold during 2017, lower residual sharing fees from the managed portfolio, and a lower contribution from the Specialized Gas Vessels.

Revenues

In 2019, lease revenue was comparable to the same period in 2018. Marine operating revenue decreased $6.1 million, due to lower revenue from the Specialized Gas Vessels. In 2019, utilization of the vessels was lower due to idle time associated with the transition to a new commercial manager, as discussed previously.

In 2018, lease revenue decreased $2.8 million, primarily due to the impact of the sales of assets in 2017. Marine operating revenue decreased $10.7 million, largely due to lower revenue from the Specialized Gas Vessels and the absence of revenue from the marine assets that were sold in 2017. The revenue from the Specialized Gas Vessels declined due to continued pressure on charter rates and lower utilization, resulting from weak demand and oversupply of vessels in the market.

Expenses

In 2019, marine operating expense increased $2.1 million. This increase was driven by the write-off of residual net assets as part of the wind-up of activities under the prior commercial management pooling agreement, partially offset by lower expenses from the Specialized Gas Vessels.

In 2018, marine operating expense decreased $8.0 million, primarily due to the absence of the marine assets that were sold in 2017, as well as lower expenses from the Specialized Gas Vessels, which included higher dry-docking costs in the prior year.

Other Income (Expense)

In 2019, net loss on asset dispositions increased $1.3 million, largely due to higher impairment losses for certain offshore supply vessels, partially offset by higher residual sharing fees from the managed portfolio.

In 2018, net gain (loss) on asset dispositions decreased $11.1 million. Net gains of approximately $1.8 million were recorded in 2017 associated with the planned exit of marine investments. Excluding this item, net gain (loss) on asset dispositions decreased $9.3 million due to lower residual sharing fees from the managed portfolio, as well as well as higher impairment losses for certain offshore supply vessels.

In 2019, income from our share of affiliates' earnings increased $34.0 million. The increase was due to more engines on lease and increased residual realization at the RRPF affiliates.

In 2018, income from our share of affiliates' earnings increased $2.1 million, primarily from earnings at the RRPF affiliates due to higher operating income, driven by engines added to the fleet in 2018, partially offset by lower net disposition gains on engines sold.

Investment Volume

Portfolio Management did not make any investments in 2019. Investment volume of $14.1 million in 2018 and $36.6 million in 2017 consisted primarily of equity investments in the RRPF affiliates.

ASC

Segment Summary

ASC generated strong operating results in 2019, driven by increased operational efficiency and favorable operating conditions. ASC deployed 11 vessels, carrying 27.0 million net tons of freight in 2019 compared to 11 vessels carrying 26.2 million net tons in 2018 and 12 vessels carrying 27.8 million net tons in 2017.

In 2019, one of ASC's vessels was heavily damaged by fire during winter maintenance. As a result, the vessel was removed from service and written off. Upon final assessment of the damage, the vessel was deemed a total loss, and insurance proceeds of $27.0 million were received, resulting in a net casualty gain of $10.5 million.

During 2017, ASC sold three of its vessels for total proceeds of $8.3 million, resulting in a net loss of $1.8 million. In addition, ASC returned two leased vessels.

On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 of this Form 10-K for additional information.

The following table shows ASC’s segment results for the years ended December 31 (in millions):

	2019	2018	2017
Revenues
Lease revenue	$4.2	$4.1	$4.1
Marine operating revenue	187.5	181.7	168.4
Total Revenues	191.7	185.8	172.5

Expenses
Maintenance expense	24.5	22.6	22.2
Marine operating expense	114.3	114.1	106.2
Depreciation expense	10.6	10.6	12.0
Operating lease expense	—	—	1.8
Total Expenses	149.4	147.3	142.2

Other Income (Expense)
Net gain (loss) on asset dispositions	10.5	0.1	(1.9)
Interest expense, net	(6.1)	(5.7)	(5.2)
Other (expense) income	(0.6)	0.1	1.3
Segment Profit	$46.1	$33.0	$24.5

Investment Volume	$18.9	$15.8	$14.0
Total Net Tons Carried	27.0	26.2	27.8

Segment Profit

In 2019, segment profit was $46.1 million, compared to $33.0 million in 2018. Segment profit in 2019 included a net casualty gain of $10.5 million, as noted above. Excluding this item, results for ASC were $2.6 million higher than 2018. The increase was driven by higher volume and more efficient fleet performance as a result of favorable operating conditions.

In 2018, segment profit was $33.0 million, compared to $24.5 million in 2017. In 2018, higher rates, favorable operating conditions, and efficient fleet performance more than offset lower volume.

Revenues

In 2019, marine operating revenue increased $5.8 million, or 3.2%, primarily due to higher volume resulting from improved sailing conditions, partially offset by lower fuel revenue. The terms of our contracts provide that a substantial portion of fuel costs is passed on to customers. Therefore, the variance in fuel revenue is offset by a corresponding variance in marine operating expense.

In 2018, marine operating revenue increased $13.3 million, or 7.9%, primarily due to higher rates and late 2017 sailing season surcharges realized in 2018. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance.

Expenses

In 2019, maintenance expense increased $1.9 million, driven by more winter work and higher operating repairs, partially offset by lower fuel costs. Marine operating expense was comparable to the prior year.

In 2018, maintenance expense was comparable to the prior year. Marine operating expense increased $7.9 million, largely driven by higher fuel costs, partially offset by fewer operating days.

Other Income (Expense)

In 2019, net gain on dispositions increased $10.4 million, a result of the net casualty gain noted above. Other income (expense) was unfavorable by $0.7 million, driven by higher legal costs in the current year.

In 2018, other income (expense) was unfavorable by $1.2 million, driven by expenses recorded in 2018 related to an accrual for asbestos-related litigation.

Investment Volume

ASC's investments in each of 2019, 2018, and 2017 consisted of structural and mechanical upgrades to our vessels.

OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other for the years ended December 31 (in millions):

	2019	2018	2017
Selling, general and administrative expense	$188.6	$191.1	$180.0
Unallocated interest (income) expense	(5.8)	(8.6)	(8.5)
Other expense (income), including eliminations	3.2	9.5	7.1

SG&A, Unallocated Interest and Other

During 2017, we exercised our option to terminate the office lease at our corporate headquarters early. As a result, accelerated depreciation on leasehold improvements was recorded in SG&A in 2017 and 2018, and lease termination costs were recorded in other expense (income) in 2017.

In 2019, SG&A of $188.6 million decreased $2.5 million from 2018. The decrease was primarily due to the absence of accelerated depreciation recorded in 2018 related to the early termination of the corporate headquarters office lease, partially offset by higher compensation and other employee benefits costs.

In 2018, SG&A of $191.1 million increased $11.1 million from 2017. The increase was primarily due to higher compensation and other employee benefits and higher information technology expense. SG&A was also negatively impacted by a full year of accelerated depreciation of leasehold improvements resulting from the early termination of the office lease.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

In 2019, other expense (income), including eliminations, decreased $6.3 million, driven by lower non-service pension expense. Specifically, certain lump sum distributions paid to retirees in 2018 triggered a non-recurring adjustment to pension expense for $2.1 million. In addition, lower provisions recorded for litigation and environmental accruals contributed to the decrease.

In 2018, other expense (income), including eliminations, increased $2.4 million, driven by provisions recorded for environmental and litigation accruals, as well as incremental pension expense associated with certain lump sum distributions in 2018, partially offset by the absence of costs recorded in 2017 associated with the early termination of the office lease.

Consolidated Income Taxes

In 2017, the Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. federal income tax laws. The Tax Act had a significant impact on our earnings in 2017, as we recorded a one-time net tax benefit of $315.9 million, which represented our provisional estimate of the impact of the Tax Act. This amount included a net benefit of $371.4 million associated with the remeasurement of our net deferred tax liability utilizing the lower U.S. federal income tax rate. The Tax Act also imposed a one-time transitional repatriation tax of $57.2 million on certain undistributed earnings of our non-U.S. subsidiaries and affiliates. Additional guidance was issued by the Internal Revenue Service, the U.S. Department of the Treasury, and state taxing authorities during 2018 and, as a result, we recorded an adjustment to our provisional estimates. Specifically, in the fourth quarter of 2018, we recorded an additional net tax benefit of $16.5 million based on this clarifying guidance, the filing of our 2017 income tax returns, and the final determination of our foreign undistributed earnings and associated tax attributes. We do not expect to record any future material adjustments associated with the Tax Act. As part of the Tax Act, the U.S. corporation income tax rate was reduced to 21% from 35%, and this reduction favorably impacted our consolidated effective tax rate, net income, and diluted earnings per share; however, the Tax Act has not had a material impact on our consolidated cash flows from operations. See "Note 12. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

BALANCE SHEET DISCUSSION

Assets

Total assets (including on- and off-balance sheet) were $8.3 billion at December 31, 2019, compared to $8.0 billion at December 31, 2018. A portion of our North American railcar fleet is financed through sale-leasebacks that are accounted for as operating leases. Prior to 2019, these railcar assets were not recorded on the balance sheet. Under the new lease accounting standard adopted on January 1, 2019, GATX records these railcar operating leases on the balance sheet as right-of-use assets. As such, we no longer have any assets that qualify as off-balance sheet assets beginning in 2019. The increase in total assets was primarily driven by an increase in operating assets at Rail International, higher investment in the RRPF affiliates, and an increase in cash and cash equivalents at Corporate.

The following table shows on- and off-balance sheet assets by segment as of December 31 (in millions):

	2019			2018
	On-Balance Sheet	Off-Balance Sheet (1)	Total	On-Balance Sheet	Off-Balance Sheet	Total
Rail North America	$5,646.7	$—	$5,646.7	$5,236.6	$430.2	$5,666.8
Rail International	1,486.7	—	1,486.7	1,363.2	—	1,363.2
Portfolio Management	653.7	—	653.7	606.8	—	606.8
ASC	291.1	—	291.1	297.8	—	297.8
Other	206.9	—	206.9	112.3	—	112.3
Total	$8,285.1	$—	$8,285.1	$7,616.7	$430.2	$8,046.9
_________

(1)
In accordance with the new lease accounting standard, we no longer have any assets that qualify as off-balance sheet assets beginning in 2019. The adoption of this new standard required us to recognize operating lease assets on our balance sheet. See “Non-GAAP Financial Measures” at the end of this item.

Gross Receivables

Receivables of $177.4 million at December 31, 2019 decreased $36.0 million from December 31, 2018, primarily due to the timing of payments by customers.

Allowance for Losses

As of December 31, 2019, allowance for losses totaled $6.2 million, or 7.1% of rent and other receivables, compared to $6.4 million, or 7.3%, at December 31, 2018. Both balances related entirely to general allowances.

See "Note 17. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $174.5 million from 2018. The increase was primarily due to investments of $734.1 million offset by depreciation of $336.5 million, asset dispositions of $192.0 million, and negative foreign exchange rate effects of $21.9 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $48.1 million in 2019 (see table below). The increase was driven by our share of earnings from the RRPF affiliates partially offset by distributions from the RRPF affiliates.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2019	2018
Rail North America	$0.2	$0.2
Portfolio Management	512.4	464.3
Total	$512.6	$464.5

See "Note 6. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

In 2019 and 2018, changes in the balance of our goodwill, all of which is attributable to the Rail North America and Rail International segments, resulted from fluctuations in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2019, and no impairment was indicated.

See "Note 16. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $255.7 million from the prior year. Issuances of long-term debt of $748.5 million were offset by maturities and principal payments of $504.6 million and the effects of foreign exchange on foreign debt balances.

The following table shows the details of our long-term debt issuances in 2019 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.2 Years	4.70% Fixed	$500.0
Recourse Unsecured	5.0 Years	0.96% Fixed	110.2
Recourse Unsecured	7.0 Years	1.07% Fixed	82.6
Recourse Unsecured	5.0 Years	0.90% Floating (1)	55.7
			$748.5
________

(1)	Floating interest rate at December 31, 2019.

As of December 31, 2019, our outstanding debt had a weighted-average remaining term of 8.7 years and a weighted-average interest rate of 4.08%, compared to 8.9 years and 4.01% at December 31, 2018.

The following table shows the carrying value of our debt and lease obligations by major component, including off-balance sheet debt, as of December 31 (in millions):

	2019			2018
	Secured	Unsecured	Total	Total
Commercial paper and borrowings under bank credit facilities	$—	$15.8	$15.8	$110.8
Recourse debt	—	4,780.4	4,780.4	4,429.7
Operating lease obligations	432.3	—	432.3	—
Finance lease obligations	7.9	—	7.9	11.3
Balance sheet debt and lease obligations	440.2	4,796.2	5,236.4	4,551.8
Recourse off-balance sheet debt (1)	—	—	—	430.2
Total	$440.2	$4,796.2	$5,236.4	$4,982.0
________
(1) Prior to 2019, off-balance sheet debt represented the estimated present value of committed operating lease payments for certain railcars that have been financed through sale-leasebacks and was equal to the amount reported as off-balance sheet assets. In accordance with the new lease accounting standard, we no longer have any assets that qualify as off-balance sheet assets beginning in 2019. The adoption of this new standard required us to recognize operating lease liabilities on our balance sheet. See “Non-GAAP Financial Measures” at the end of this item.

See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity increased $47.0 million in 2019, primarily due to net income of $211.2 million, $39.4 million from the impact of adoption of new accounting standards as of January 1, 2019, $13.7 million from the effects of share-based compensation, $7.2 million from the effects of post-retirement benefit plan adjustments, and $3.9 million of net unrealized gains on derivatives. These increases were offset by stock repurchases of $150.0 million, dividends of $68.5 million, and $10.1 million of foreign currency translation adjustments due to the balance sheet effects of a stronger U.S. dollar relative to the foreign currencies in which our subsidiaries conduct business, primarily the euro, Canadian dollar, and Polish zloty.

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

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from year to year. As of December 31, 2019, we had an unrestricted cash balance of $151.0 million.

The following table shows our principal sources and uses of cash for the years ended December 31 (in millions):

	2019	2018	2017
Principal sources of cash
Net cash provided by operating activities	$462.6	$508.5	$496.8
Portfolio proceeds	250.3	234.4	165.6
Other asset sales	23.0	37.3	30.3
Proceeds from sale-leasebacks	—	59.1	90.6
Insurance proceeds received	27.0	—	—
Proceeds from issuance of debt, commercial paper, and credit facilities	743.0	800.2	792.6
Total	$1,505.9	$1,639.5	$1,575.9

Principal uses of cash
Portfolio investments and capital additions	$(741.7)	$(943.4)	$(603.4)
Repayments of debt, commercial paper, and credit facilities	(504.6)	(632.8)	(703.3)
Purchases of assets previously leased	(1.0)	(66.6)	(111.8)
Payments on finance lease obligations	(11.3)	(1.2)	(2.4)
Stock repurchases	(150.0)	(115.5)	(100.0)
Dividends	(69.3)	(69.3)	(68.2)
Total	$(1,477.9)	$(1,828.8)	$(1,589.1)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $462.6 million decreased $45.9 million compared to 2018. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, cash payments were higher in 2019 for interest expense, operating leases, maintenance expense, and compensation. This was partially offset by higher repair revenues and lower income tax payments in the current year.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $741.7 million decreased $201.7 million compared to 2018, primarily due to fewer railcars acquired at Rail North America, including $204.2 million for the purchase of 2,832 railcars from ECN Capital Corporation in 2018, as well as lower equity investments in the RRPF affiliates at Portfolio Management. These decreases were partially offset by more railcars acquired at Rail International. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2019	2018	2017
Rail North America	$502.2	$737.4	$460.9
Rail International	215.7	152.7	90.9
Portfolio Management	—	14.1	36.6
ASC	18.9	15.8	14.0
Other	4.9	23.4	1.0
Total	$741.7	$943.4	$603.4

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets, loan and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $250.3 million increased $15.9 million compared to 2018, primarily due to higher proceeds from railcar and locomotive sales at Rail North America. Portfolio proceeds included $46.8 million in 2017 associated with the exit of the majority of the marine assets at our Portfolio Management segment.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2019	2018	2017
Proceeds from sales of operating assets	$239.6	$217.3	$145.9
Finance lease rents received, net of earned income	8.4	9.7	11.3
Loan principal received	—	—	5.4
Capital distributions and proceeds related to affiliates	2.3	6.3	3.0
Other portfolio proceeds	—	1.1	—
Total	$250.3	$234.4	$165.6

Other Investing Activity

We purchased 49 railcars that were previously leased in 2019 compared to 3,412 railcars in 2018, and 3,970 railcars in 2017. Proceeds from sales of other assets for all periods were primarily related to railcar scrapping. Rail North America completed sale-leaseback financings for 467 railcars in 2018 and 699 railcars in 2017.

In addition, we received insurance proceeds of $27.0 million related to one of ASC's vessels that was heavily damaged by fire during winter maintenance.

The following table shows other investing activity for the years ended December 31 (in millions):

	2019	2018	2017
Purchases of assets previously leased	$(1.0)	$(66.6)	$(111.8)
Proceeds from sales of other assets	23.0	37.3	30.3
Proceeds from sale-leasebacks	—	59.1	90.6
Insurance proceeds received	27.0	—	—
Other	2.7	3.1	0.4
Total	$51.7	$32.9	$9.5

Net Cash Provided by (Used in) Financing Activities

The following table shows net cash provided by (used) in financing activities for the years ended December 31 (in millions):

	2019	2018	2017
Net proceeds from issuances of debt (original maturities longer than 90 days)	$743.0	$693.7	$792.6
Repayments of debt (original maturities longer than 90 days)	(410.0)	(632.8)	(703.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(94.6)	106.5	(0.3)
Payments on finance lease obligations	(11.3)	(1.2)	(2.4)
Stock repurchases (1)	(150.0)	(115.5)	(100.0)
Dividends	(69.3)	(69.3)	(68.2)
Other	14.1	(2.8)	(2.6)
Total	$21.9	$(21.4)	$(83.9)
________

(1)	During 2019, we repurchased 2.0 million shares of common stock for $150.0 million, compared to 1.5 million shares for $115.5 million in 2018 and 1.7 million shares for $100.0 million in 2017.

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

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2019 (in millions):

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Recourse debt	$4,813.9	$350.0	$600.0	$250.0	$250.0	$529.9	$2,834.0
Interest on recourse debt (1)	1,897.9	180.4	168.6	147.9	136.5	124.3	1,140.2
Commercial paper and credit facilities	15.8	15.8	—	—	—	—	—
Operating lease obligations	511.8	66.2	64.6	56.6	54.6	50.2	219.6
Finance lease obligations, including interest	7.9	7.9	—	—	—	—	—
Purchase commitments (2)	1,838.3	737.8	362.4	365.3	372.8	—	—
Total	$9,085.6	$1,358.1	$1,195.6	$819.8	$813.9	$704.4	$4,193.8
__________

(1)	For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2019.

(2)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2019, all 8,950 railcars have been ordered, of which 7,678 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At December 31, 2019, 1,128 railcars have been ordered pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement, 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of December 31, 2019, 2,129 railcars have been ordered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

The following table shows our future contractual cash receipts arising from our direct finance leases and future rental receipts from noncancelable operating leases as of December 31, 2019 (in millions):

	Contractual Cash Receipts by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$3,148.4	$938.4	$726.4	$532.9	$399.3	$261.5	$289.9
Finance leases	84.4	19.7	13.7	21.9	7.2	7.7	14.2
Total	$3,232.8	$958.1	$740.1	$554.8	$406.5	$269.2	$304.1

Our aggregate future contractual cash receipts at December 31, 2019 decreased $129.0 million compared to 2018, primarily as a result of lease receipts in 2019, committed lease receipts associated with railcars sold in the current year, lower lease rates, and shortened lease terms for new leases and renewals completed during 2019 on existing railcars in the fleet, partially offset by the impact of the new railcars added to the fleet.

2020 Liquidity Outlook

In addition to our contractual obligations, expenditures in 2020 may also include the purchase of railcars that are currently leased and other discretionary capital spending for opportunistic asset purchases or strategic investments. We plan to fund these expenditures in 2020 using available cash at December 31, 2019 in combination with cash from operations, portfolio proceeds, long-term debt issuances, and our revolving credit facilities.

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

The following table shows additional information regarding our short-term borrowings:

	North America (1)			Europe (2)
	2019	2018	2017	2019	2018	2017
Balance as of December 31 (in millions)	$—	$100.0	$—	$15.8	$10.8	$4.3
Weighted-average interest rate	—%	3.0%	—%	0.7%	0.6%	1.0%
Euro/dollar exchange rate	n/a	n/a	n/a	1.12	1.15	1.20

Average daily amount outstanding during year (in millions)	$25.6	$3.3	$—	$16.7	$3.8	$9.2
Weighted-average interest rate	2.4%	3.0%	—%	0.7%	0.9%	0.7%
Average Euro/dollar exchange rate	n/a	n/a	n/a	1.12	1.18	1.13

Average daily amount outstanding during 4th quarter (in millions)	$47.2	$13.0	$—	$19.9	$4.2	$12.0
Weighted-average interest rate	2.1%	3.0%	—%	0.7%	0.8%	0.6%
Average Euro/dollar exchange rate	n/a	n/a	n/a	1.11	1.14	1.18

Maximum daily amount outstanding (in millions)	$130.0	$100.0	$—	$161.1	$84.8	$78.2
Euro/dollar exchange rate	n/a	n/a	n/a	1.11	1.13	1.18
__________

(1)	Short-term borrowings in North America are composed of commercial paper issued in the U.S.

(2)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in May 2024. This credit facility contains two one-year extension options. As of December 31, 2019, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured facility in the U.S. that matures in May 2022 and also has two one-year extension options. As of December 31, 2019, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2019, €20.9 million was available under these credit facilities.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2019, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Shelf Registration Statement

During 2019, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Commercial Commitments

We have entered into various commercial commitments, including standby letters of credit and performance bonds, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments at December 31, 2019 (in millions):

	Amount of Commitment Expiration by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Standby letters of credit and performance bonds	$9.3	$9.2	$0.1	$—	$—	$—	$—

We are parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.

Defined Benefit Plan Contributions

In 2019, we contributed $4.8 million to our defined benefit pension plans and other post-retirement benefit plans. In 2020, we expect to contribute approximately $6.2 million. As of December 31, 2019, our funded pension plans were 100.0% funded in aggregate. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. We contributed $9.1 million to these plans in 2019 and recognized that amount as marine operating expense. We expect our 2020 contributions to approximate 2019 amounts, but our contributions will ultimately depend on the number of vessels deployed and crew hours worked during the year. See "Note 10. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information on our benefit plans. On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 of this Form 10-K for additional information.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2019, we repurchased 2.0 million shares for $150.0 million, excluding commissions, under the program, compared to 1.5 million shares for $115.4 million in 2018 and 1.7 million shares for $100.0 million in 2017 under the prior repurchase program. As of December 31, 2019, $150.0 million remained available under the repurchase authorization.

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

Operating Assets

We state operating assets, including assets acquired under finance leases, at cost and depreciate them over their estimated economic useful lives to an estimated residual value using the straight-line method. We determine the economic useful life based on our estimate of the period over which the asset will generate revenue. For the majority of our operating assets, the economic useful life is greater than 30 years. The residual values are based on historical experience and economic factors. We periodically review the appropriateness of our estimates of useful lives and residual values based on changes in economic circumstances and other factors. Changes in these estimates would result in a change in future depreciation expense.

Lease Classification

We analyze all new and modified leases to determine whether we should classify the lease as an operating or finance lease. Our lease classification analysis relies on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life. While most of our leases are classified as operating leases, changes in the assumptions we use could result in a different lease classification, which could change the impacts of the lease transactions on our results of operations and financial position. See "Note 5. Leases" in Part II, Item 8 of this Form 10-K.

Impairment of Long-Lived Assets

We review long-lived assets, such as operating assets, right-of-use assets, and facilities, for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. We base estimated future cash flows on a number of assumptions, including lease rates, lease term (including renewals), freight rates and volume, operating costs, the life of the asset, and final disposition proceeds. If we determine an asset is impaired, we recognize an impairment loss equal to the amount by which the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 9. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2019	2018	2017	2016	2015
Net income (GAAP)	$211.2	$211.3	$502.0	$257.1	$205.3
Adjustments attributable to consolidated pre-tax income:
Net casualty gain at ASC (1)	(10.5)	—	—	—	—
Cost attributable to the closure of a maintenance facility at Rail International (2)	—	9.5	—	—	—
Railcar impairment at Rail North America (3)	—	—	—	29.8	—
Net (gain) loss on wholly owned Portfolio Management marine investments (4)	—	—	(1.8)	2.5	9.2
Residual sharing settlement at Portfolio Management (5)	—	—	—	(49.1)	—
Early retirement program (6)	—	—	—	—	9.0
Total adjustments attributable to consolidated pre-tax income	$(10.5)	$9.5	$(1.8)	$(16.8)	$18.2
Income taxes thereon, based on applicable effective tax rate	$2.4	$(3.1)	$0.7	$7.2	$(6.9)
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (7)	(2.8)	—	—	—	14.1
Impact of the Tax Act (8)	—	(16.5)	(315.9)	—	—
Foreign tax credit utilization (9)	—	(1.4)	—	(7.1)	—
Total other income tax adjustments attributable to consolidated income	$(2.8)	$(17.9)	$(315.9)	$(7.1)	$14.1
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (4)	—	—	—	(0.6)	11.9
Income tax rate changes (10)	—	—	—	(3.9)	(7.7)
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$—	$—	$(4.5)	$4.2
Net income, excluding tax adjustments and other items (non-GAAP)	$200.3	$199.8	$185.0	$235.9	$234.9

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2019	2018	2017	2016	2015
Diluted earnings per share (GAAP)	$5.81	$5.52	$12.75	$6.29	$4.69
Adjustments attributable to consolidated income, net of taxes:
Net casualty gain at ASC (1)	(0.22)	—	—	—	—
Cost attributable to the closure of a maintenance facility at Rail International (2)	—	0.17	—	—	—
Railcar impairment at Rail North America (3)	—	—	—	0.47	—
Net (gain) loss on wholly owned Portfolio Management marine investments (4)	—	—	(0.03)	0.04	0.13
Residual sharing settlement at Portfolio Management (5)	—	—	—	(0.74)	—
Early retirement program (6)	—	—	—	—	0.13
Income tax rate changes (7)	(0.08)	—	—	—	0.32
Impact of the Tax Act (8)	—	(0.43)	(8.02)	—	—
Foreign tax credit utilization (9)	—	(0.04)	—	(0.17)	—
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (4)	—	—	—	(0.02)	0.27
Income tax rate changes (10)	—	—	—	(0.10)	(0.18)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$5.51	$5.22	$4.70	$5.77	$5.37
* Sum of individual components may not be additive, due to rounding.
_______

(1)	Net casualty gain attributable to insurance recovery for a vessel at ASC.

(2)	Expenses related to the closure of a maintenance facility.

(3)	Impairment losses related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(4)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded gains and losses associated with the impairments and sales of certain investments.

(5)	Income recognized from the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(6)	Expenses associated with an early retirement program offered to certain eligible employees.

(7)	Deferred income tax adjustments due to an enacted corporate income tax rate decrease in Alberta, Canada in 2019 and an increase of our effective state income tax rate in 2015.

(8)	Amounts attributable to the impact of corporate income tax changes enacted by the Tax Act.

(9)	Benefits attributable to the utilization of foreign tax credits.

(10)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom for each of 2016 and 2015.

	2019	2018	2017	2016	2015
Return on Equity (GAAP)	11.7%	11.8%	32.0%	19.6%	15.8%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.5%	13.6%	13.1%	18.0%	18.1%
_______

(1)	Shareholders' equity used in this calculation for 2019, 2018 and 2017 excludes the increases resulting from the impact of the Tax Act, as described above.

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

Prior to 2019, we reported total on- and off-balance sheet assets in our calculation of total assets (as adjusted) because we believed it provided investors a more comprehensive representation of the magnitude of the assets we operated and that drove our financial performance. In addition, this calculation of total assets (as adjusted) provided consistency with other non-financial information we disclosed about our fleet, including the number of railcars in the fleet, average number of cars on lease, and utilization. We also provide information regarding our leverage ratios, which are expressed as a ratio of debt (including off-balance sheet debt) to equity. The off-balance sheet debt amount in this calculation was the equivalent of the off-balance sheet asset amount. We believe reporting this corresponding off-balance sheet debt amount provided investors and other users of our financial statements with a more comprehensive representation of our debt obligations, leverage, and capital structure. Because the railcar operating lease assets and associated liabilities are now recorded on the balance sheet, beginning in 2019, the prior non-GAAP measure is no longer necessary in order to convey the full magnitude of our asset base.

The following table shows total assets as of December 31 (in millions):

	2019	2018	2017	2016	2015
Total assets (GAAP)	$8,285.1	$7,616.7	$7,422.4	$7,105.4	$6,894.2
Off-balance sheet assets (1):
Rail North America	—	430.2	435.7	456.5	488.7
ASC	—	—	—	2.6	6.8
Total off-balance sheet assets	$—	$430.2	$435.7	$459.1	$495.5
Total assets, as adjusted (non-GAAP)	$8,285.1	$8,046.9	$7,858.1	$7,564.5	$7,389.7

Shareholders’ Equity (GAAP)	$1,835.1	$1,788.1	$1,792.7	$1,347.2	$1,280.2
_______

(1)	Off-balance sheet assets apply to each of the years 2018 and prior. In accordance with the new lease accounting standard, off-balance sheet assets are no longer applicable beginning in 2019.

The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2019	2018	2017	2016	2015
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(151.0)	$(100.2)	$(296.5)	$(307.5)	$(202.4)
Commercial paper and bank credit facilities	15.8	110.8	4.3	3.8	7.4
Recourse debt	4,780.4	4,429.7	4,371.7	4,253.2	4,171.5
Nonrecourse debt	—	—	—	—	6.9
Operating lease obligations	432.3	—	—	—	—
Finance lease obligations	7.9	11.3	12.5	14.9	18.4
Total debt and lease obligations, net of unrestricted cash (GAAP)	5,085.4	4,451.6	4,092.0	3,964.4	4,001.8
Off-balance sheet recourse debt (1)	—	430.2	435.7	459.1	495.5
Total debt and lease obligations, net of unrestricted cash, as adjusted (non-GAAP)	$5,085.4	$4,881.8	$4,527.7	$4,423.5	$4,497.3

Total recourse debt (2)	$5,085.4	$4,881.8	$4,527.7	$4,423.5	$4,490.4
Shareholders' Equity (3)	$1,835.1	$1,788.1	$1,792.7	$1,347.2	$1,280.2
Recourse Leverage (4)	2.8	2.7	2.5	3.3	3.5
________

(1)
Off-balance sheet recourse debt applies to each of the years 2018 and prior. In accordance with the new lease accounting standard, off-balance sheet recourse debt is no longer applicable beginning in 2019.

(2)	Includes on- and off-balance sheet recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.

(3)	Balances for 2019, 2018 and 2017 reflect increases in shareholders' equity resulting from the impact of the Tax Act.

(4)
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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure based on the relationship between lease revenues and interest rates. Based on our floating rate debt instruments at December 31, 2019, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $6.6 million in 2020. Comparatively, at December 31, 2018, a hypothetical 100 basis point increase in interest rates would have resulted in a $8.1 million increase in after-tax interest expense in 2019. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, and Poland. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2019 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2019, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2019 by $5.9 million. Comparatively, based on 2018 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2018, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2019 by $3.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Defined Benefit Pension Obligation
Description of the Matter
At December 31, 2019, the aggregate defined benefit pension obligation was $475.4 million, and the fair value of pension plan assets was $432.7 million, resulting in an unfunded defined benefit pension obligation of $42.7 million. As described in Note 10 to the consolidated financial statements, the Company updated the estimates used to measure the defined benefit pension obligation and plan assets as of December 31, 2019 to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the defined benefit pension obligation was complex and required the involvement of specialists due to the judgmental nature of the actuarial assumptions used in the measurement process, including the discount rate, expected return on plan assets, and mortality rate. These assumptions have a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the measurement and valuation of the defined benefit pension obligation. For example, we tested controls over management’s review of the defined benefit pension obligation calculations and the significant actuarial assumptions discussed above.

To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. For example, we compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data used in the defined benefit obligation calculations. To evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments. We also evaluated the assumptions used for the mortality rate to assess whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We involved an actuarial specialist to assist with our procedures.

Impairment of Long-Lived Assets
Description of the Matter
As described in Notes 3 and 9 to the consolidated financial statements, the Company reviews long-lived assets for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable. The Company evaluates the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows the asset is expected to generate. If the Company determines that an asset is impaired, an impairment loss is recognized equal to the excess of the asset’s carrying amount over its fair value.

Auditing management’s evaluation of long-lived assets for impairment involved subjectivity due to the significant estimation required to determine the undiscounted future net cash flows for assets with indicators of potential impairment. In particular, these estimates are sensitive to significant assumptions, including lease rates, operating costs, the life of the asset, and final disposition proceeds, which can be affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment review process, including controls over management’s review of the significant assumptions discussed above.

To test the Company’s long-lived asset impairment review process, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates, and we compared certain significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business and other relevant factors would affect those significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1916.
Chicago, Illinois
February 19, 2020

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2019	2018
Assets
Cash and Cash Equivalents	$151.0	$100.2
Restricted Cash	—	6.5
Receivables
Rent and other receivables	87.1	87.0
Finance leases (as lessor)	90.3	126.4
Less: allowance for losses	(6.2)	(6.4)
	171.2	207.0

Operating Assets and Facilities	9,897.4	9,545.9
Less: allowance for depreciation	(3,190.2)	(3,013.2)
	6,707.2	6,532.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	413.9	—
Finance leases, net of accumulated depreciation	8.9	16.8
	422.8	16.8

Investments in Affiliated Companies	512.6	464.5
Goodwill	81.5	82.9
Other Assets	238.8	206.1
Total Assets	$8,285.1	$7,616.7

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$149.1	$177.5
Debt
Commercial paper and borrowings under bank credit facilities	15.8	110.8
Recourse	4,780.4	4,429.7
	4,796.2	4,540.5
Lease Obligations (as lessee)
Operating leases	432.3	—
Finance leases	7.9	11.3
	440.2	11.3

Deferred Income Taxes	924.3	877.8
Other Liabilities	140.2	221.5
Total Liabilities	6,450.0	5,828.6
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,536,794 and 67,329,081 Outstanding shares — 34,833,037 and 36,612,227	41.8	41.6
Additional paid in capital	720.1	706.4
Retained earnings	2,601.3	2,419.2
Accumulated other comprehensive loss	(163.6)	(164.6)
Treasury stock at cost (32,703,757 and 30,716,854 shares)	(1,364.5)	(1,214.5)
Total Shareholders’ Equity	1,835.1	1,788.1
Total Liabilities and Shareholders’ Equity	$8,285.1	$7,616.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2019	2018	2017
Revenues
Lease revenue	$1,092.7	$1,087.8	$1,098.1
Marine operating revenue	195.7	196.0	193.4
Other revenue	105.4	77.1	85.4
Total Revenues	1,393.8	1,360.9	1,376.9
Expenses
Maintenance expense	338.9	321.8	328.3
Marine operating expense	133.2	130.9	131.0
Depreciation expense	331.9	321.9	307.3
Operating lease expense	54.4	49.6	62.5
Other operating expense	31.3	33.1	34.4
Selling, general and administrative expense	188.6	191.1	180.0
Total Expenses	1,078.3	1,048.4	1,043.5
Other Income (Expense)
Net gain on asset dispositions	62.1	72.8	54.1
Interest expense, net	(186.6)	(168.6)	(160.5)
Other expense	(7.9)	(21.6)	(12.6)
Income before Income Taxes and Share of Affiliates’ Earnings	183.1	195.1	214.4
Income taxes	(48.4)	(34.1)	243.7
Share of affiliates’ earnings, net of taxes	76.5	50.3	43.9
Net Income	$211.2	$211.3	$502.0
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(10.1)	(47.5)	93.2
Unrealized gain on derivative instruments	3.9	4.5	4.8
Post-retirement benefit plans	7.2	7.4	3.5
Other comprehensive income (loss)	1.0	(35.6)	101.5
Comprehensive Income	$212.2	$175.7	$603.5

Share Data
Basic earnings per share	$5.92	$5.62	$12.95
Average number of common shares	35.7	37.6	38.8

Diluted earnings per share	$5.81	$5.52	$12.75
Average number of common shares and common share equivalents	36.4	38.3	39.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2019	2018	2017
Operating Activities
Net income	$211.2	$211.3	$502.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	343.5	338.2	322.7
Net gains on sales of assets	(66.7)	(79.4)	(52.5)
Asset impairments	6.6	9.0	8.6
Employee benefit plans	3.9	4.6	3.3
Share-based compensation	12.3	16.4	9.9
Deferred income taxes	30.6	19.2	(260.5)
Share of affiliates’ earnings, net of dividends	(49.0)	(15.2)	(13.7)
Changes in working capital items	(29.8)	4.4	(23.0)
Net cash provided by operating activities	462.6	508.5	496.8
Investing Activities
Additions to operating assets and facilities	(741.7)	(929.3)	(566.8)
Investments in affiliates	—	(14.1)	(36.6)
Portfolio investments and capital additions	(741.7)	(943.4)	(603.4)
Purchases of assets previously leased	(1.0)	(66.6)	(111.8)
Portfolio proceeds	250.3	234.4	165.6
Proceeds from sales of other assets	23.0	37.3	30.3
Proceeds from sale-leasebacks	—	59.1	90.6
Insurance proceeds received	27.0	—	—
Other	2.7	3.1	0.4
Net cash used in investing activities	(439.7)	(676.1)	(428.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	743.0	693.7	792.6
Repayments of debt (original maturities longer than 90 days)	(410.0)	(632.8)	(703.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(94.6)	106.5	(0.3)
Payments on finance lease obligations	(11.3)	(1.2)	(2.4)
Stock repurchases	(150.0)	(115.5)	(100.0)
Dividends	(69.3)	(69.3)	(68.2)
Other	14.1	(2.8)	(2.6)
Net cash provided by (used in) financing activities	21.9	(21.4)	(83.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.5)	(4.0)	4.0
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the year	44.3	(193.0)	(11.4)
Cash, Cash Equivalents, and Restricted Cash at beginning of year	106.7	299.7	311.1
Cash, Cash Equivalents, and Restricted Cash at end of year	$151.0	$106.7	$299.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2019	2019	2018	2018	2017	2017
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	67.3	$41.6	67.1	$41.6	67.0	$41.5
Issuance of common stock	0.2	0.2	0.2	—	0.1	0.1
Balance at end of year	67.5	41.8	67.3	41.6	67.1	41.6
Treasury Stock
Balance at beginning of year	(30.7)	(1,214.5)	(29.2)	(1,099.0)	(27.5)	(999.0)
Stock repurchases	(2.0)	(150.0)	(1.5)	(115.5)	(1.7)	(100.0)
Balance at end of year	(32.7)	(1,364.5)	(30.7)	(1,214.5)	(29.2)	(1,099.0)
Additional Paid In Capital
Balance at beginning of year		706.4		698.0		687.8
Share-based compensation effects		13.7		8.4		10.0
Cumulative impact of accounting standard adoption		—		—		0.2
Balance at end of year		720.1		706.4		698.0
Retained Earnings
Balance at beginning of year		2,419.2		2,261.7		1,828.0
Net income		211.2		211.3		502.0
Dividends declared ($1.84 in 2019, $1.76 in 2018 and $1.68 in 2017)		(68.5)		(69.0)		(68.2)
Cumulative impact of accounting standard adoption		39.4		15.2		(0.1)
Balance at end of year		2,601.3		2,419.2		2,261.7
Accumulated Other Comprehensive Loss
Balance at beginning of year		(164.6)		(109.6)		(211.1)
Other comprehensive income (loss)		1.0		(35.6)		101.5
Cumulative impact of accounting standard adoption		—		(19.4)		—
Balance at end of year		(163.6)		(164.6)		(109.6)
Total Shareholders’ Equity		$1,835.1		$1,788.1		$1,792.7

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

The adoption of this new standard also required us to eliminate deferred gains associated with our railcar sale-leaseback financing arrangements, and record a one-time increase to equity of $39.4 million (after-tax). Elimination of these deferred gains will increase reported operating lease expense going forward. In 2019, this impact was approximately $4.0 million (pre-tax).

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
	We adopted the new guidance in the first quarter of 2019.	The application of this new guidance did not impact our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Credit Losses In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies how entities will measure credit losses.	The new guidance is effective for us in the first quarter of 2020, with early adoption permitted. We plan to adopt this standard January 1, 2020.	We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.
Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which eliminates exceptions to for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences.
	The new guidance is effective for us in the first quarter of 2021, with early adoption permitted.	We are evaluating the effect the new guidance will have on our financial statements and related disclosures.

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

Lease Classification

We determine the classification of a lease at its inception. If the provisions of the lease subsequently change, other than by renewal or extension, we evaluate whether that change would have resulted in a different lease classification had the change been in effect at inception. If so, the revised agreement is considered a new lease for lease classification purposes. See "Note 5. Leases." In 2019, we adopted ASU 2016-02, Leases ("Topic 842"). As provided in the guidance, we elected the package of practical expedients that retains the classification of existing leases at the time of adoption and does not require re-evaluation of embedded leases or reassessment of initial direct costs.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We disaggregate revenue into three categories as presented on our income statement:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue. In the first quarter of 2019, we adopted Topic 842 using the modified retrospective method. As part of this adoption, we elected the practical expedient that allows lessors to not separate non-lease components from the associated lease components for our operating leases.

Operating Lease Revenue

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue will continue to be recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 5. Leases."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2019. We believe that the allowance is adequate to cover losses inherent in our receivables balances as of December 31, 2019. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 17. Allowance for Losses."

Operating Assets and Facilities

We record operating assets, facilities, and capitalized improvements at cost. We depreciate operating assets and facilities over their estimated useful lives to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

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

Leased Assets as a Lessee

We record right-of-use assets for operating leases and finance leases and we record the related obligations as liabilities. We amortize the leased assets over the lease terms. We review our right-of-use assets for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable.
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

Goodwill

We recognize goodwill when the consideration paid to acquire a business exceeds the fair value of the net assets acquired. We assign goodwill to the same reporting unit as the net assets of the acquired business and we assess our goodwill for impairment on an annual basis in the fourth quarter, or if impairment indicators are present. Goodwill is initially assessed for impairment by performing a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value. If necessary, the fair value of the reporting unit is then compared to its carrying value, including goodwill. If the carrying amount of the applicable reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. We record an impairment loss if the carrying amount of goodwill exceeds its implied fair value. The fair values of our reporting units are determined using discounted cash flow models. See "Note 16. Goodwill."

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

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized net of related hedges in other expense during the periods in which they occur. Net gains (losses) recognized were $1.7 million, $(3.4) million and $6.0 million for 2019, 2018, and 2017.

Environmental Liabilities

We record accruals for environmental remediation costs at applicable sites when they are probable and when we can reasonably estimate the expected costs. We record adjustments to initial estimates as necessary. Since these accruals are based on estimates, actual environmental remediation costs may differ. We expense or capitalize environmental remediation costs related to current or future operations as appropriate. See "Note 22. Legal Proceedings and Other Contingencies."

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost (credits) in accumulated other comprehensive income (loss). We record the service cost component of net periodic cost in selling, general, and administrative expense in the statements of comprehensive income and the non-service components in other expense. See "Note 10. Pension and Other Post-Retirement Benefits."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Lease Expense

We classify leases of certain railcars and other assets and facilities, such as maintenance facilities and equipment, as operating leases. We record the lease expense associated with these leases on a straight-line basis. In 2019, we adopted Topic 842 that eliminated deferred gains associated with sale-leasebacks and recorded a one-time increase to equity of $39.4 million, net of income taxes. The elimination of deferred gains increased reported operating lease expense by approximately $4.0 million in 2019. See "Note 2. Accounting Changes." We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 5. Leases."

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

The following table presents the net gain on asset dispositions for the years ending December 31 (in millions):

	2019	2018	2017
Net disposition gains	$58.6	$64.8	$44.1
Residual sharing income	1.9	2.5	10.2
Non-remarketing net disposition gains	8.2	14.5	8.4
Asset impairment losses (1)	(6.6)	(9.0)	(8.6)
Net Gain on Asset Dispositions	$62.1	$72.8	$54.1

__________
(1) See "Note 9. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $3.8 million in 2019, $5.7 million in 2018, and $3.1 million in 2017.

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Supplemental Cash Flow Information and Noncash Investing Transactions

	2019	2018	2017
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$185.1	$164.0	$154.6
Income taxes paid, net	11.6	18.1	21.5

	2019	2018	2017
Noncash Investing Transactions (in millions)
Portfolio investments and capital additions (2)	$16.4	$—	$—
Purchase of leased-in assets (3)	—	—	11.6
________

(1)	Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and finance leases.

(2)	This amount represents the cash paid for 157 railcars we acquired in 2019 that were previously accounted for as a finance lease.

(3)	In 2017, we acquired 1,224 railcars that were previously on operating lease for a cash payment of $20.7 million and assumed a debt obligation in the amount of $11.6 million.

NOTE 5. Leases

Adoption of ASU 2016-02, "Leases (Topic 842)"

In the first quarter of 2019, we adopted ASU 2016-02 using the modified retrospective transition method with a cumulative effect adjustment upon adoption. Amounts for comparative periods are not required to be included in the footnote disclosures. See "Note 2. Accounting Changes" for additional information and impact on our financial statements from adoption of this standard.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of our lease income for the year ending December 31 (in millions):

2019
Operating lease income:
Fixed lease income	$1,017.7
Variable lease income	65.2
Total operating lease income	$1,082.9
Finance lease income	9.8
Total lease income	$1,092.7

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. The amount is reported in other revenue in the statements of comprehensive income and was $88.2 million for the year ended December 31, 2019.

The following table shows the components of our finance leases as of December 31 (in millions):

	2019	2018
Total contractual lease payments receivable	$84.4	$119.5
Estimated unguaranteed residual value of leased assets	40.7	57.5
Unearned income	(34.8)	(50.6)
Finance leases	$90.3	$126.4

The following table shows our future contractual receipts from our finance leases and noncancelable operating leases as of December 31, 2019 (in millions):

	Operating Leases (1)	Finance Leases	Total
2020	$938.4	$19.7	$958.1
2021	726.4	13.7	740.1
2022	532.9	21.9	554.8
2023	399.3	7.2	406.5
2024	261.5	7.7	269.2
Years thereafter	289.9	14.2	304.1
	$3,148.4	$84.4	$3,232.8
__________

(1)	The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. The railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At December 31, 2019, we leased approximately 8,200 railcars at Rail North America, all of which are accounted for as operating leases.

We use the implicit rate to calculate the right-of-use asset amount and lease liability for our leases when readily determinable. Specifically, the implicit rate was measurable for railcars leased at Rail North America. For our other operating leases, an implicit rate was not determinable, and we used our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of lease expense for the year ending December 31 (in millions):

2019
Finance lease cost:
Amortization of right-of-use assets	$0.7
Interest on lease liabilities	0.3
Operating lease cost (1):
Fixed lease cost - operating leases	60.0
Total lease cost	$61.0
________

(1)	Total operating lease cost includes amounts recorded in selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $70.1 million for the year ended December 31, 2019 was recognized in connection with these operating leases.

The following table shows the maturities of our lease liabilities as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases	Total
2020	$66.2	$7.9	$74.1
2021	64.6	—	64.6
2022	56.6	—	56.6
2023	54.6	—	54.6
2024	50.2	—	50.2
Years thereafter	219.6	—	219.6
Total undiscounted lease payments	$511.8	$7.9	$519.7
Less: amounts representing interest	(79.5)	—	(79.5)
Total discounted lease liabilities	$432.3	$7.9	$440.2

The following table shows assets recorded as finance leases as of December 31 (in millions):

	2019	2018
Railcars	$9.0	$19.3
Less: allowance for depreciation	(0.1)	(2.5)
Finance leases, net of accumulated depreciation	$8.9	$16.8

In 2019, we exercised an option to acquire 157 railcars previously recorded on the balance sheet as a finance lease for $10.5 million.

The following table shows the lease terms and discount rates related to leases as of December 31:

2019
Weighted-average remaining lease term (years):
Operating leases	9.6
Finance leases (1)	—
Weighted-average discount rate:
Operating leases	3.66%
Finance leases	2.26%

________

(1)	The weighted-average remaining lease term for outstanding finance leases was less than one year.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows other information related to leases for the year ending December 31 (in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$66.9
Operating cash flows for finance leases	0.3
Financing cash flows for finance leases	11.3
Total cash for leases	$78.5

NOTE 6. Investments in Affiliated Companies

Investments in affiliated companies substantially comprises investments in domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines.

During 2017, we recorded an impairment loss of $3.0 million to reflect a decline in the value of the railcars remaining in the Adler Funding LLC fleet. As of December 31, 2018, all railcar assets had been sold, and the partnership is in the process of winding down remaining activities. There was no revenue from this partnership in 2019.

In 2015, as a result of our decision to exit the majority of our marine investments within our Portfolio Management segment, we sold our 50% interest in the Cardinal Marine joint venture. In 2017, we recognized gains of $1.1 million resulting from additional proceeds received related to the sale.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31, 2019 (in millions):

	Segment	Investment	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$512.4	50.0%
Adler Funding LLC	Rail North America	0.2	12.5%
Investments in Affiliated Companies		$512.6
__________
(1) Combined investment balances of a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (collectively, the "RRPF affiliates").

The following table shows our share of affiliates’ earnings by segment for the years ended December 31 (in millions):

	2019	2018	2017
Rail North America (1)	$—	$0.6	$(2.4)
Rail International	—	—	(0.1)
Portfolio Management	94.5	60.5	58.4
Share of affiliates' pre-tax income	94.5	61.1	55.9
Income taxes	(18.0)	(10.8)	(12.0)
Share of affiliates' earnings, net of taxes	$76.5	$50.3	$43.9

__________
(1) Amount for 2017 includes impairment losses of $3.0 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our cash investments in and distributions and loan payments from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions (2)
	2019	2018	2017	2019	2018	2017
Rail North America (1)	$—	$—	$—	$—	$6.3	$0.7
Portfolio Management	—	14.1	36.6	27.6	35.2	30.2
Total	$—	$14.1	$36.6	$27.6	$41.5	$30.9

__________
(1) Loan payments in 2018 and 2017.
(2) Cash distributions exclude proceeds from sales of affiliates of $2.3 million in 2017.

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2019	2018	2017
Revenues	$469.8	$436.9	$350.7
Net gains on sales of assets	86.4	12.2	27.4
Net income	161.4	120.5	100.4

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2019	2018
Current assets	$203.6	$303.8
Noncurrent assets	5,015.9	4,417.5
Total assets	$5,219.5	$4,721.3

Current liabilities	$525.5	$827.8
Noncurrent liabilities	3,703.6	3,001.8
Shareholders’ equity	990.4	891.7
Total liabilities and shareholders' equity	$5,219.5	$4,721.3

Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates owned 478 aircraft engines at December 31, 2019, of which 250 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 18 to 25 years to an estimated residual value. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $76.5 million in 2019, $49.8 million in 2018, and $44.8 million in 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2019	2018	2017
Lease revenue from third parties	$213.3	$178.6	$168.8
Lease revenue from Rolls-Royce	256.7	232.7	176.0
Depreciation expense	(223.9)	(195.6)	(176.4)
Interest expense	(126.4)	(94.3)	(64.3)
Other expenses	(16.5)	(12.6)	(8.9)
Other income, including net gains on sales of assets	86.4	12.5	20.5
Income before income taxes	189.6	121.3	115.7
Income taxes (1)	(27.9)	(18.1)	(13.2)
Net income	$161.7	$103.2	$102.5
_________

(1)
Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2019	2018
Current assets	$202.6	$301.9
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,178.5 and $1,024.7 (a)	5,015.9	4,417.5
Total assets	$5,218.5	$4,719.4

Accounts payable and accrued expenses	$96.2	$97.9
Debt:
Current	429.3	729.3
Noncurrent, net of adjustments for hedges	3,367.5	2,722.4
Other liabilities	336.1	279.4
Shareholders’ equity	989.4	890.4
Total liabilities and shareholders' equity	$5,218.5	$4,719.4
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2019 (in millions):

	Rolls-Royce	Third Parties	Total
2020	$262.2	$210.7	$472.9
2021	250.5	186.3	436.8
2022	239.7	171.1	410.8
2023	216.5	157.7	374.2
2024	208.6	143.1	351.7
Thereafter	472.0	468.9	940.9
Total	$1,649.5	$1,337.8	$2,987.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2019 (in millions):

2020	$432.3
2021	298.0
2022	342.6
2023	381.6
2024	168.1
Thereafter	2,189.1
Total debt principal (1)	$3,811.7
_______
(1) All debt obligations are nonrecourse to the shareholders.

NOTE 7. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2019	2018
Balance	$15.8	$110.8
Weighted-average interest rate	0.65%	2.77%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2019	2018
Recourse Fixed Rate Debt
Unsecured	10/31/14	03/30/20	2.60%	250.0	250.0
Unsecured	02/06/15	03/30/20	2.60%	100.0	100.0
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	11/05/18	02/15/24	4.35%	300.0	300.0
Unsecured	11/12/19	11/05/24	0.96%	112.1	—
Unsecured	02/06/15	03/30/25	3.25%	300.0	300.0
Unsecured	09/13/16	09/15/26	3.25%	350.0	350.0
Unsecured	11/04/19	11/04/26	1.07%	84.1	—
Unsecured	02/09/17	03/30/27	3.85%	300.0	300.0
Unsecured	11/02/17	03/15/28	3.50%	300.0	300.0
Unsecured	05/07/18	11/07/28	4.55%	300.0	300.0
Unsecured	01/31/19	04/01/29	4.70%	500.0	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	250.0
Unsecured	05/16/16	05/30/66	5.63%	150.0	150.0
Unsecured	03/04/14	07/30/19	2.50%	—	250.0
Total recourse fixed rate debt				$4,396.2	$3,950.0

Recourse Floating Rate Debt

Unsecured	11/06/17	11/05/21	2.61%	$300.0	$300.0
Unsecured (2)	12/22/16	05/24/24	0.90%	117.7	63.1
Unsecured (1)	08/28/14	08/28/24	4.00%	—	100.0
Unsecured (1)	09/23/15	09/23/25	4.07%	—	60.0
Total recourse floating rate debt				$417.7	$523.1
Total debt principal				$4,813.9	$4,473.1
Unamortized debt discount and debt issuance costs				(34.9)	(35.9)
Debt adjustment for fair value hedges				1.4	(7.5)
Total Debt				$4,780.4	$4,429.7
__________
(1) Debt repaid prior to the final maturity.
(2) This term loan was originally issued on December 22, 2016, with a maturity date of December 20, 2021. During 2019, GATX increased the size of the term loan and extended the maturity date to May 24, 2024.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2019 (in millions):

2020	$350.0
2021	600.0
2022	250.0
2023	250.0
2024	529.9
Thereafter	2,834.0
Total debt principal	$4,813.9

Shelf Registration Statement

During 2019, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Credit Lines and Facilities

On May 23, 2019, we entered into a new $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2024. The new credit facility contains two 1-year extension options. This replaced our prior $600 million 5-year unsecured revolving credit facility, which was terminated upon our entry in the new credit facility. As of December 31, 2019, the full $600 million was available under this facility. Additionally, we terminated our prior $250 million 5-year secured railcar facility and entered into a new $250 million 3-year unsecured facility in the U.S. expiring in May 2022. This new credit facility also has two 1-year extension options. As of December 31, 2019, the full $250 million was available under this facility.

In addition, our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2019, €20.9 million was available under these credit facilities.

Annual commitment fees for GATX's credit facilities were $1.6 million for 2019, $2.0 million for 2018, and $2.0 million for 2017.

Restrictive Covenants

Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.4 for the period ended December 31, 2019, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2019, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2019, this limit was $1,605.0 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2019, we were in compliance with all covenants and conditions of the indentures.

At December 31, 2019, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loan balances totaling €280 million. The loans are guaranteed by GATX Corporation and are subject to the same restrictive covenants as the revolving credit facility noted above.

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At December 31, 2019, we were in compliance with all covenants and conditions of all of our credit agreements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at December 31, 2019 and December 31, 2018.

In addition, we review long-lived assets, such as operating assets and facilities, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as applicable. Certain assets were subject to non-recurring Level 3 fair value measurements during 2019 and 2018 and continue to be held and used at December 31, 2019 and 2018. The fair value of such assets at the time of their measurement was $1.6 million in 2019 and $10.9 million in 2018 and included railcars, inland marine vessels, maintenance facilities and an affiliate investment. See "Note 9. Asset Impairments and Assets Held for Sale" for further information.

Adoption of ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities"

In the first quarter of 2019, we adopted ASU 2016-02. The adoption of this new standard did not have an impact on our financial statements, but certain disclosures have been modified in accordance with the new requirements.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $450.0 million as of December 31, 2019 with maturities ranging from 2020 to 2022 and nine instruments outstanding with an aggregate notional amount of $500.0 million as of December 31, 2018 with maturities ranging from 2019 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had seven instruments outstanding with an aggregate notional amount of $336.5 million as of December 31, 2019 that mature from 2020 to 2022 and eight instruments outstanding with an aggregate notional amount of $501.9 million as of December 31, 2018 with maturities ranging from 2019 to 2022. Within the next 12 months, we expect to reclassify $1.7 million ($1.3 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2019 was $7.6 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$1.4	$—	$1.4	$—
Foreign exchange contracts (1)	Other assets	6.9	—	6.9	—
Foreign exchange contracts (2)	Other assets	0.2	—	0.2	—
Total derivative assets		$8.5	$—	$8.5	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.6	$—	$0.6	$—
Foreign exchange contracts (1)	Other liabilities	7.0	—	7.0	—
Foreign exchange contracts (2)	Other liabilities	6.0	—	6.0	—
Total derivative liabilities		$13.6	$—	$13.6	$—

	Balance Sheet Location	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Foreign exchange contracts (1)	Other assets	$4.4	$—	$4.4	$—
Foreign exchange contracts (2)	Other assets	0.5	—	0.5	—
Total derivative assets		$4.9	$—	$4.9	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$7.7	$—	$7.7	$—
Foreign exchange contracts (1)	Other liabilities	18.2	—	18.2	—
Foreign exchange contracts (2)	Other liabilities	4.7	—	4.7	—
Total derivative liabilities		$30.6	$—	$30.6	$—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of December 31, 2019 and December 31, 2018, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	2019	2018	2019	2018

Recourse debt	$449.9	$493.5	$1.4	$(7.7)

The following tables show the impacts of our derivative instruments on our statement of comprehensive income for the years ended December 31 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income			Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Designation	2019	2018	2017		2019	2018	2017
Derivatives in cash flow hedging relationships:				Interest expense	$2.5	$4.2	$6.8
Interest rate contracts	$0.5	$—	$2.2	Operating lease expense	—	0.1	0.1
Foreign exchange contracts	(19.5)	(12.6)	39.3	Other (income) expense	(14.3)	(11.7)	38.9
Total	$(19.0)	$(12.6)	$41.5	Total	$(11.8)	$(7.4)	$45.8

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the years ended December 31 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)	Operating lease (expense)
2019
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(186.6)	$(7.9)	$(54.4)
Gain (loss) on fair value hedging relationships	—	—	—
Interest rate contracts:
Hedged items	(9.0)	—	—
Derivatives designated as hedging instruments	9.0	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(2.5)	—	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	14.3	—
Gain (loss) on non-designated derivative contracts	—	(1.7)	—

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)	Operating lease (expense)
2018
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(168.6)	$(21.6)	$(49.6)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	3.0	—	—
Derivatives designated as hedging instruments	(3.0)	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(4.2)	—	(0.1)
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	11.7	—
Gain (loss) on non-designated derivative contracts	—	2.2	—

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)	Operating lease (expense)
2017
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(160.5)	$(12.6)	$(62.5)
Gain (loss) on fair value hedging relationships	—	—	—
Interest rate contracts:
Hedged items	5.3	—	—
Derivatives designated as hedging instruments	(5.3)	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(6.8)	—	(0.1)
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(38.9)	—
Gain (loss) on non-designated derivative contracts	—	(8.0)	—
_________

(1)	These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2019	2019	2018	2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$4,389.3	$4,644.6	$3,933.4	$3,836.0
Recourse floating rate debt	417.5	419.0	522.7	515.1

NOTE 9. Asset Impairments and Assets Held for Sale

We review our operating assets annually, or whenever indicators of impairment may be present. The following table summarizes the components of asset impairments for the years ended December 31 (in millions):

	2019	2018	2017
Attributable to Consolidated Assets
Rail North America	$0.4	$0.6	$4.6
Rail International	—	0.9	0.3
Portfolio Management	6.2	4.5	3.7
Rail International - railcar maintenance facility closure	—	3.0	—
Total	$6.6	$9.0	$8.6

Attributable to Affiliate Investments
Rail North America	$—	$—	$3.0

Impairment losses recorded in each year at Rail North America and Rail International were primarily attributable to railcars with declines in value due to excessive damage or functional obsolescence. Impairment losses recorded at Portfolio Management each year related to certain offshore marine supply vessels.

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

As of December 31, 2019 and 2018, assets held for sale were $3.4 million and $1.3 million, all of which were at Rail North America. All assets held for sale at December 31, 2019 are expected to be sold in 2020.

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

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $2.1 million, and $0.2 million of expense in 2018 and 2017.

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2019 Pension Benefits	2018 Pension Benefits	2019 Retiree Health and Life	2018 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$413.7	$480.1	$27.5	$33.7
Service cost	6.5	8.2	0.2	0.2
Interest cost	15.2	14.7	0.9	1.0
Actuarial loss (gain)	63.7	(40.9)	(1.1)	(5.0)
Benefits paid	(24.9)	(46.5)	(2.9)	(2.4)
Effect of foreign exchange rate changes	1.2	(1.9)	—	—
Benefit obligation at end of year	$475.4	$413.7	$24.6	$27.5
Change in Fair Value of Plan Assets
Plan assets at beginning of year	369.8	435.6	—	—
Actual return on plan assets	84.6	(23.9)	—	—
Effect of exchange rate changes	1.3	(2.0)	—	—
Company contributions	1.9	6.6	2.9	2.4
Benefits paid	(24.9)	(46.5)	(2.9)	(2.4)
Plan assets at end of year	$432.7	$369.8	$—	$—
Funded Status at end of year	$(42.7)	$(43.9)	$(24.6)	$(27.5)
Amount Recognized
Other liabilities and other assets (net)	$(42.7)	$(43.9)	$(24.6)	$(27.5)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	118.5	125.2	(3.1)	(2.2)
Prior service credit	—	—	(1.2)	(1.4)
Accumulated other comprehensive loss (income)	118.5	125.2	(4.3)	(3.6)
Total recognized	$75.8	$81.3	$(28.9)	$(31.1)
After-tax amount recognized in accumulated other comprehensive loss (gain)	$88.6	$95.4	$(3.2)	$(2.8)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $450.5 million at December 31, 2019 and $394.8 million at December 31, 2018.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2019	2018
Projected benefit obligations	$354.1	$303.8
Fair value of plan assets	300.4	255.5

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2019	2018
Accumulated benefit obligations	$37.0	$30.0
Fair value of plan assets	—	—

The following table shows the components of net periodic cost (benefit) for the year ended December 31 (in millions):

	2019 Pension Benefits	2018 Pension Benefits	2017 Pension Benefits	2019 Retiree Health and Life	2018 Retiree Health and Life	2017 Retiree Health and Life
Service cost	$6.5	$8.2	$6.5	$0.2	$0.2	$0.2
Interest cost	15.2	14.7	15.4	0.9	1.0	1.1
Expected return on plan assets	(22.0)	(22.2)	(24.0)	—	—	—
Settlement expense	—	2.1	0.2	—	—	—
Amortization of:
Unrecognized prior service credit	—	—	—	(0.2)	(0.1)	(0.2)
Unrecognized net actuarial loss (gain)	7.9	10.0	9.3	(0.1)	—	(0.3)
Net periodic cost	$7.6	$12.8	$7.4	$0.8	$1.1	$0.8

The service cost component of net period cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

The following table shows the amounts we expect to recognize as components of net periodic cost in 2020 from amounts recorded in accumulated comprehensive loss (income) as of December 31, 2019 (in millions):

	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss (gain)	$12.4	$(0.2)
Unrecognized prior service cost	—	(0.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2019	2018
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	3.17%	4.32%
Discount rate — salaried unfunded plans	2.45% - 3.12%	3.72% - 4.26%
Discount rate — hourly funded plan	3.35%	4.42%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	4.32%	3.68%
Discount rate — hourly funded plan	4.43%	3.74%
Expected return on plan assets — salaried funded plan	6.20%	5.90%
Expected return on plan assets — hourly funded plan	6.00%	5.50%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	2.50%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	1.90%	2.60%
Rate of pension-in-payment increases	3.00%	3.20%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	2.60%	2.40%
Expected return on plan assets	4.00%	4.10%
Rate of pension-in-payment increases	3.20%	3.10%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - combined health	2.88%	4.06%
Discount rate - combined life insurance	3.19%	4.32%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - combined health	4.05%	3.41%
Discount rate - combined life insurance	4.32%	3.66%
Rate of compensation increases	n/a	n/a

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

	2019	2018
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend assumed for next year
Medical claims - pre age 65	6.40%	6.70%
Medical claims - post age 65	5.60%	5.80%
Prescription drugs claims - pre age 65	8.80%	9.30%
Prescription drugs claims - post age 65	8.60%	9.20%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2028	2026
Prescription drugs claims	2028	2026

The health care cost trend, which is based on projected growth rates for medical and prescription drug claims, has an effect on our other post-retirement benefit costs and obligations. The following table shows the effects of a one percentage point change in the health care cost trend rate on service and interest costs for the year ended December 31, 2019 and the post-retirement benefit obligation as of December 31, 2019 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost (1)	$—	$—
Effect on post-retirement benefit obligation	0.5	(0.5)

_________

(1)	The effect of a one percentage point increase (decrease) was less than $0.1 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2019 and 2018, and current target asset allocation for 2020, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2019	2018
Asset Category
Equity securities	45.6%	46.6%	44.1%
Debt securities	51.0%	48.5%	51.8%
Real estate	3.4%	3.4%	3.9%
Cash	—%	1.5%	0.2%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2019	2018
Asset Category
Equity securities	30.0%	30.5%	30.3%
Debt securities	67.0%	65.1%	64.9%
Real estate	3.0%	3.2%	4.7%
Cash	—%	1.2%	0.1%
	100.0%	100.0%	100.0%

The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2019 and 2018, and current target asset allocation for 2020, by asset category:

		Plan Assets at December 31
	Target	2019	2018
Asset Category
Equity securities	36.8%	33.4%	33.4%
Debt securities	63.2%	66.6%	66.6%
	100.0%	100.0%	100.0%

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2019	2018
Assets measured at net asset value (1):
Short-term investment fund	$5.9	$0.7
Common stock collective trust funds	181.3	148.2
Fixed income group trusts	232.4	207.1
Real estate collective trust funds	13.1	13.8
Total	$432.7	$369.8
_______

(1)
In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of the valuation techniques and inputs used as of December 31, 2019 and 2018.

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

In 2020, we expect to contribute approximately $6.2 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2020	$28.8	$3.2	$3.0
2021	28.6	3.1	2.4
2022	28.4	3.3	2.2
2023	28.6	3.5	2.0
2024	29.9	3.5	1.9
Years 2025-2029	141.3	16.7	7.8
Total	$285.6	$33.3	$19.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our board of directors determines. Contributions to our 401(k) retirement plans were $2.3 million for 2019, $2.2 million for 2018, and $1.9 million for 2017.

Multiemployer Plans

Most of the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. Unlike single employer plans, we do not recognize plan assets or obligations for multiemployer plans on our balance sheet. Rather, we recognize our contributions to the plans as marine operating expenses. The amounts we contribute are based on the number of crew hours worked, which depends on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be the responsibility of the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the plan may require the withdrawing company to make additional contributions.
The following table shows our contributions to multiemployer benefit plans for the years indicated (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2019	2018	2017
American Maritime Officers Pension Plan (1)	13-1969709-001	Green	$2.9	$2.3	$2.3	2/7/2021
Other multiemployer post-retirement plans			6.2	5.8	6.1
Total			$9.1	$8.1	$8.4

_______

(1)
As of December 31, 2019, the actuary for the American Maritime Officers Pension Plan certified that the plan is in the “green zone” as defined by the Pension Protection Act of 2006. Our share of the total contributions was less than 5% in 2019 and 2018 and more than 5% in 2017. No surcharges were imposed for 2019, 2018, or 2017.

On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" for additional information.

NOTE 11. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified stock options, stock appreciation rights, restricted stock units, performance shares, and phantom stock awards. As of December 31, 2019, 6.4 million shares were authorized under the 2012 Plan and 3.2 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $19.3 million for 2019, $19.3 million for 2018, and $14.3 million for 2017, and the related tax benefits were $4.8 million for 2019, $4.8 million for 2018, and $5.5 million for 2017.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term. No stock appreciation rights were issued during 2019, 2018, and 2017.

The following table shows the weighted-average fair value for our stock options and the assumptions we used to estimate fair value:

	2019	2018	2017
Weighted-average estimated fair value	$22.23	$21.87	$19.40
Quarterly dividend rate	$0.46	$0.44	$0.42
Expected term of stock options, in years	4.2	4.5	4.7
Risk-free interest rate	2.5%	2.4%	1.9%
Dividend yield	2.6%	2.5%	2.8%
Expected stock price volatility	28.9%	27.9%	27.7%
Present value of dividends	$7.29	$7.51	$7.50

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2019:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,399	$55.73
Granted	327	71.53
Exercised	(150)	51.34
Forfeited/Cancelled	(25)	66.24
Outstanding at end of the year	1,551	59.32
Vested and exercisable at end of the year	927	52.64

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2019, 2018, and 2017, and the weighted-average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2019:

Stock Options and Stock Appreciation Rights	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Exercised in 2017		$4.4
Exercised in 2018		17.2
Exercised in 2019		4.0

Outstanding at December 31, 2019 (a)	3.8	36.7
Vested and exercisable at December 31, 2019	2.7	28.1
_______
(a) As of December 31, 2019, 371,716 stock appreciation rights and 1,179,619 stock options were outstanding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total cash received from employees for exercises of stock options during the years ended December 31, 2019, 2018, and 2017 was $4.4 million, $3.7 million, and $1.6 million. As of December 31, 2019, we had $7.4 million of unrecognized compensation expense related to nonvested stock options and stock appreciation rights, which we expect to recognize over a weighted-average period of 1.7 years.

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

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2019, there was $10.3 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted-average period of 2.0 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2019:

	Number of Share Units Outstanding (in thousands)	Weighted-Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	204	$57.57
Granted	43	71.56
Vested	(75)	42.21
Forfeited	(8)	67.58
Nonvested at end of the year	164	67.73
Performance Shares:
Nonvested at beginning of the year	143	$62.08
Granted	58	71.98
Net increase due to estimated performance	16	66.20
Vested	(82)	59.77
Forfeited	—	N/A
Nonvested at end of the year	135	68.23

The total fair value of restricted stock units and performance shares that vested during the year was $12.6 million in 2019, $12.0 million in 2018, and $6.5 million in 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2019, we granted 22,641 units of phantom stock and there were 207,654 units outstanding as of December 31, 2019.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2019	2018
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$930.7	$890.7
Right-of-use assets	103.9	—
Investments in affiliated companies	37.3	36.2
Lease accounting	39.8	12.2
Other	3.2	1.9
Total deferred tax liabilities	$1,114.9	$941.0
Deferred Tax Assets
Lease liability	108.6	—
Federal net operating loss	15.1	—
Alternative minimum tax credit	1.7	3.4
Foreign tax credit	0.8	0.2
Valuation allowance on foreign tax credit	(0.8)	(0.2)
State net operating loss	31.1	26.4
Valuation allowance on state net operating loss	(12.9)	(12.6)
Foreign net operating loss	2.2	2.1
Valuation allowance on foreign net operating loss	—	(0.3)
Accruals not currently deductible for tax purposes	23.2	24.8
Allowance for losses	1.2	1.1
Pension and post-retirement benefits	16.8	17.8
Other	3.6	0.5
Total deferred tax assets	$190.6	$63.2
Net deferred tax liabilities	$924.3	$877.8

In 2019, we adopted ASU 2016-02 related to lease accounting. See "Note 2. Accounting Changes" for additional information. In accordance with this new accounting standard, we have recorded a deferred tax asset of $108.6 million related to our operating lease liabilities and a deferred tax liability of $103.9 million related to our operating lease right-of-use assets as of December 31, 2019. There was no tax-related impact to our income statement resulting from this change.

At December 31, 2019, we had a U.S. federal tax net operating loss carryforward of $72.1 million that can be carried forward indefinitely until the loss is fully recovered. Under the Tax Act, the utilization of net operating losses carried forward are limited to 80% of future taxable income. At December 31, 2019, we had an alternative minimum tax credit of $1.7 million, which may be utilized or refunded in the next year. We also had foreign tax credits of $0.8 million that expire after 2027. We have recorded a $0.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

At December 31, 2019, we had state tax net operating losses of $31.1 million, net of federal benefits that are scheduled to expire at various times beginning in 2020. We have recorded a $12.9 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we had foreign net operating losses of $2.2 million, which have an unlimited carryforward period. Our use of future operating losses depends on a number of variables, including the amount of taxable income and state apportionment factors for state net operating loss carryforwards.

At December 31, 2019, our gross liability for unrecognized tax benefits was $1.6 million. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2019, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2016 have been closed or expired. Additionally, we currently have no ongoing open federal or state income tax audits.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of income before income taxes, excluding affiliates, for the years ended December 31 (in millions):

	2019	2018	2017
Domestic	$77.0	$108.9	$124.5
Foreign	106.1	86.2	89.9
Total	$183.1	$195.1	$214.4

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ended December 31 (in millions):

	2019	2018	2017
Current
Domestic:
Federal	$(1.7)	$(3.3)	$(1.1)
State and local	(0.1)	0.7	(0.1)
	$(1.8)	$(2.6)	$(1.2)
Foreign	19.6	17.5	18.0
	$17.8	$14.9	$16.8
Deferred
Domestic:
Federal	16.7	2.1	(270.0)
State and local	4.0	8.7	1.2
	$20.7	$10.8	$(268.8)
Foreign	9.9	8.4	8.3
	$30.6	$19.2	$(260.5)
Income taxes	$48.4	$34.1	$(243.7)

The following table shows the differences between our effective income tax rate and the federal statutory income tax rate for the years ended December 31 (in millions):

	2019	2018	2017
Income taxes at federal statutory rate	$38.5	$41.0	$75.0
Adjust for effect of:
Foreign tax credits	—	(1.4)	—
Foreign earnings taxed at applicable statutory rates	9.8	7.8	(5.5)
Foreign deferred tax rate change impact	(2.8)	—	—
Corporate owned life insurance	(0.8)	(1.0)	(0.9)
State income taxes	3.2	5.2	(0.5)
State deferred tax rate change impact	—	—	5.0
Other	0.5	(1.0)	(0.9)
Tax Act:
Revaluation of deferred tax liabilities	—	9.4	(371.4)
Transition tax on foreign earnings and profits	—	(23.1)	57.2
Other	—	(2.8)	(1.7)
Total Tax Act impact	$—	$(16.5)	$(315.9)
Income taxes	$48.4	$34.1	$(243.7)
Effective income tax rate	26.4%	17.5%	(113.7)%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2019, our effective tax rate was 26.4% compared to 17.5% in 2018 and (113.7)% in 2017. The 2019 effective tax rate included a net benefit of $2.8 million associated with the reduction of the corporate income tax rate in Alberta, Canada. Excluding this item, our effective tax rate was 28.0%. The 2018 effective tax rate included a net benefit of $16.5 million associated with the finalization of the accounting for the income tax effects from the adoption of the Tax Act on our operations. This amount included a net expense of $9.4 million associated with the remeasurement of our net deferred tax liability based on the filing of our 2017 income tax returns. It also included a net benefit of $23.1 million with respect to the transitional repatriation tax, based on our final determination of all applicable tax attributes associated with the undistributed earnings of our non-U.S. subsidiaries and affiliates. The 2018 effective tax rate also reflected the net benefit of $1.4 million from the utilization of foreign tax credits. Excluding the impacts of the Tax Act adjustment and foreign tax credits, our effective tax rate was 26.7% in 2018. The 2017 effective tax rate reflected our provisional net tax benefit of $315.9 million, associated with the initial impact of the Tax Act. The 2017 effective tax rate also included an incremental deferred state income tax of $5.0 million associated with a change in our consolidated effective state tax rate. Excluding the impacts of the Tax Act adjustment and the deferred state income tax adjustment, our 2017 effective tax rate was 31.2%.

The adjustment for foreign earnings in each year reflected the impact of applicable statutory tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, our affiliates incurred income taxes of $18.0 million, $10.8 million, and $12.0 million respectively in 2019, 2018, and 2017.

NOTE 13. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2019, we generated approximately 24% of our total revenues from customers in the petroleum industry, 18% from the chemical industry, 17% from the transportation industry, 9% from food/agriculture industries and 9% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Germany, Poland, Mexico, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2019, 2018, and 2017. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2019, collective bargaining agreements covered approximately 42% of our employees, of which agreements covering 13% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and the Employee Shop Committee of Riviere-des-Prairies. The unlicensed shipboard personnel on nine of the ASC vessels are represented by the Seafarers International Union. Licensed personnel on ASC’s vessels, other than captains, are represented by the American Maritime Officers. On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" for additional information. Certain employees of GATX Rail Europe are represented by three unions in Poland. We have begun negotiating new terms for the agreements expiring in 2020, and no work interruptions or other adverse events are currently expected.

NOTE 14. Commercial Commitments

We have entered into various commercial commitments, such as guarantees, standby letters of credit and performance bonds, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our commercial commitments as of December 31 (in millions):

	2019	2018
Lease payment guarantees	$—	$2.0
Standby letters of credit and performance bonds	9.3	9.5
Total commercial commitments (1)	$9.3	$11.5
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at December 31, 2019 and December 31, 2018. As of December 31, 2019, our outstanding commitments expire in 2020 through 2021. We are not aware of any event that would require us to satisfy any of our commitments.

Lease payment guarantees are commitments to financial institutions to make lease payments for a third party in the event of default. We reduce any liability that may result from these guarantees by the value of the underlying asset or group of assets. As of December 31, 2019, our obligations for these guarantees had concluded.

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

The following table shows the computation of our basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2019	2018	2017
Numerator:
Net income	$211.2	$211.3	$502.0

Denominator:
Weighted-average shares outstanding - basic	35.7	37.6	38.8
Effect of dilutive securities:
Equity compensation plans	0.7	0.7	0.6
Weighted-average shares outstanding - diluted	36.4	38.3	39.4
Basic earnings per share	$5.92	$5.62	$12.95
Diluted earnings per share	$5.81	$5.52	$12.75

NOTE 16. Goodwill

Our goodwill, all of which pertains to Rail North America and Rail International, was $81.5 million as of December 31, 2019 and $82.9 million as of December 31, 2018. In the fourth quarter of 2019, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. For 2019 and 2018, changes in the carrying amount of our goodwill resulted from fluctuations in foreign currency exchange rates.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2019	2018
Beginning balance	$6.4	$6.4
Provision (reversal) for losses	0.5	(0.3)
Charges to allowance	(0.6)	(0.1)
Recoveries and other, including foreign exchange adjustments	(0.1)	0.4
Ending balance	$6.2	$6.4

NOTE 18. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2019	2018
Inventory	$68.4	$63.7
Office furniture, fixtures and other equipment, net of accumulated depreciation	35.4	34.3
Prepaid items	22.0	10.0
Prepaid pension	11.0	4.4
Derivatives	8.5	4.9
Assets held for sale	3.4	1.3
Deferred financing costs	2.6	3.1
Other	87.5	84.4
Total other assets	$238.8	$206.1

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2019	2018
Accrued pension and other post-retirement benefits	$78.3	$75.8
Environmental accruals	14.4	13.7
Derivatives	13.6	30.6
Deferred gains on sale-leasebacks	—	53.8
Accrued operating lease expense	—	4.3
Other	33.9	43.3
Total other liabilities	$140.2	$221.5

NOTE 19. Shareholders’ Equity

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During 2019, we purchased 2.0 million shares of common stock for $150.0 million. In 2018, we purchased 1.5 million shares of common stock for $115.5 million. In 2017, we purchased 1.7 million shares of common stock for $100.0 million. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2019, 67.5 million shares were issued and 34.8 million shares were outstanding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following shares of common stock were reserved as of December 31, 2019 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.1
GATX Corporation 2012 Incentive Award Plan	6.4
Total	8.5

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2019 or December 31, 2018.

NOTE 20. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2016	$(103.7)	$(20.3)	$(87.1)	$(211.1)
Change in component	93.2	(39.6)	(3.2)	50.4
Reclassification adjustments into earnings (1)	—	45.8	8.8	54.6
Income tax effect	—	(1.4)	(2.1)	(3.5)
Balance at December 31, 2017	(10.5)	(15.5)	(83.6)	(109.6)
Change in component	(47.5)	12.9	2.1	(32.5)
Reclassification adjustments into earnings (1)	—	(7.4)	9.9	2.5
Income tax effect	—	(1.0)	(4.6)	(5.6)
Reclassification adjustments into retained earnings (2)	—	(3.0)	(16.4)	(19.4)
Balance at December 31, 2018	(58.0)	(14.0)	(92.6)	(164.6)
Change in component	(10.1)	17.4	1.5	8.8
Reclassification adjustments into earnings (1)	—	(11.8)	7.6	(4.2)
Income tax effect	—	(1.7)	(1.9)	(3.6)
Balance at December 31, 2019	$(68.1)	$(10.1)	$(85.4)	$(163.6)

________
(1) See "Note 8. Fair Value Disclosure" and "Note 10. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

(2)
In 2018, we adopted ASU 2018-02, Income Statement Reporting - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of certain stranded tax effects related to the Tax Act from Accumulated Other Comprehensive Income to Retained Earnings.

NOTE 21. Foreign Operations

For the years ended December 31, 2019, 2018, and 2017, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2019 and 2018, we did not have more than 10% of our identifiable assets in any one foreign country.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2019	2018	2017
Revenues
Foreign	$331.1	$333.5	$324.0
United States	1,062.7	1,027.4	1,052.9
Total	$1,393.8	$1,360.9	$1,376.9

Identifiable Assets
Foreign	$2,624.5	$2,470.9	$2,407.2
United States	5,660.6	5,145.8	5,015.2
Total	$8,285.1	$7,616.7	$7,422.4

NOTE 22. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

Viareggio Derailment

In June 2009, tank cars owned by GATX Rail Austria GmbH and its subsidiaries (collectively, “GRA”) and leased to a subsidiary of the Italian state-owned railway (the "Italian Railway") were involved in a train derailment in Viareggio, Italy, resulting in personal injuries, deaths, and property damage. The accident resulted in numerous civil claims and criminal charges brought by Italian prosecutors against various Italian Railway companies, GRA, and certain of their current or former employees. The insurers for the Italian Railway and GRA have fully settled and resolved most of the civil claims. In January 2017, an Italian trial court in Lucca, Italy found the defendants guilty of negligence-based crimes related to the accident. The court imposed a fine of 1.4 million Euros against GRA and prison sentences against its employees. GRA appealed the trial court's ruling to the Court of Appeals in Florence, and on June 20, 2019, the appellate court affirmed the judgments, with minor reductions in fines and penalties. GRA and the employees will appeal to the Supreme Court in Rome, Italy. GRA will continue to incur legal expenses in connection with the appeal, although they are not expected to be material. We cannot predict the outcome of the appellate process and thus cannot reasonably estimate the possible amount or range of loss that ultimately may be incurred in connection with this litigation.

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

Litigation Accruals

We have recorded accruals totaling $5.9 million at December 31, 2019 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Environmental

Our operations are subject to extensive federal, state, and local environmental regulations. Our operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Under some environmental laws in the U.S. and certain other countries, the owner of a leased railcar may be liable for environmental damage and cleanup or other costs in the event of a spill or discharge of material from a railcar without regard to the owner's fault. While our standard form of master railcar lease agreement requires the lessee to indemnify us against environmental claims and to carry liability insurance coverage, such indemnities and insurance may not fully protect us against claims for environmental damage. Additionally, some of our real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, we are subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), we generally contribute to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 13 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2019, we have recorded accruals of $14.4 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company (“ASC”). On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" for additional information.

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("GRI"), and Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements.

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels (the "Specialized Gas Vessels") and assorted other marine assets. In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. As noted in prior years, in 2015, we made the decision to exit the majority of Portfolio Management's marine investments, excluding the Specialized Gas Vessels. The marine investments to be sold included six chemical parcel tankers, a number of inland marine vessels, and our interest in a joint venture. These specific investments were all sold as of December 31, 2017.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show certain segment data for the years ended December 31, 2019, 2018, and 2017 (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
2019 Profitability
Revenues
Lease revenue	$868.3	$219.2	$1.0	$4.2	$—	$1,092.7
Marine operating revenue	—	—	8.2	187.5	—	195.7
Other revenue	96.2	8.5	0.7	—	—	105.4
Total Revenues	964.5	227.7	9.9	191.7	—	1,393.8
Expenses
Maintenance expense	267.9	46.5	—	24.5	—	338.9
Marine operating expense	—	—	18.9	114.3	—	133.2
Depreciation expense	256.9	57.8	6.6	10.6	—	331.9
Operating lease expense	54.4	—	—	—	—	54.4
Other operating expense	23.9	6.8	0.6	—	—	31.3
Total Expenses	603.1	111.1	26.1	149.4	—	889.7
Other Income (Expense)
Net gain (loss) on asset dispositions	54.6	1.7	(4.7)	10.5	—	62.1
Interest (expense) income, net	(134.5)	(40.6)	(11.2)	(6.1)	5.8	(186.6)
Other (expense) income	(5.3)	1.2	—	(0.6)	(3.2)	(7.9)
Share of affiliates' pre-tax income	—	—	94.5	—	—	94.5
Segment profit	$276.2	$78.9	$62.4	$46.1	$2.6	466.2
Less:
Selling, general and administrative expense						188.6
Income taxes (includes $18.0 related to affiliates' earnings)						66.4
Net income						$211.2

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$58.5	$0.1	$—	$—	$—	$58.6
Residual sharing income	0.4	—	1.5	—	—	1.9
Non-remarketing disposition (losses) gains (1)	(3.9)	1.6	—	10.5	—	8.2
Asset impairments	(0.4)	—	(6.2)	—	—	(6.6)
	$54.6	$1.7	$(4.7)	$10.5	$—	$62.1

Capital Expenditures
Portfolio investments and capital additions	$502.2	$215.7	$—	$18.9	$4.9	$741.7

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$512.4	$—	$—	$512.6
Identifiable assets	$5,646.7	$1,486.7	$653.7	$291.1	$206.9	$8,285.1
__________
(1) Includes net scrapping gains/losses.

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
__________
(1) Includes net scrapping gains/losses.

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
__________
(1) Includes net scrapping gains/losses.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (3)	Total
	In millions, except per share data
2019
Total revenues	$317.0	$359.4	$360.7	$356.7	$1,393.8
Net income	$41.5	$68.0	$45.1	$56.6	$211.2
Per Share Data (1)
Basic	$1.14	$1.89	$1.28	$1.62	$5.92
Diluted	$1.12	$1.86	$1.25	$1.59	$5.81
2018
Total revenues	$305.3	$349.5	$349.7	$356.4	$1,360.9
Net income	$76.3	$38.8	$47.0	$49.2	$211.3
Per Share Data (1)
Basic	$2.02	$1.03	$1.25	$1.32	$5.62
Diluted	$1.98	$1.01	$1.22	$1.30	$5.52

_______
(1) Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted-average common shares and common stock equivalents outstanding.
(2) In the second quarter of 2019, net income included a $2.8 million tax benefit from a deferred income tax adjustment due to an enacted corporate income tax rate decrease in Alberta, Canada. In the second quarter of 2018, net income included $5.8 million of expense (net of taxes) attributable to the closure of a maintenance facility.
(3) In the fourth quarter of 2019, net income included a $8.1 million net casualty gain (net of taxes) attributable to insurance recoveries for a heavily damaged vessel that was written off. In the fourth quarter of 2018, net income included $17.9 million of income tax benefits, primarily related to the impacts of the enacted Tax Act.
NOTE 25. Subsequent Events

On February 7, 2020, we entered into a stock purchase agreement for the sale of ASC to Rand Logistics, Inc. for a purchase price of $260 million, subject to working capital and other closing adjustments. ASC reported segment profit of $46.1 million for 2019, including a one-time net casualty gain of $10.5 million, and its assets comprised approximately 3.5% of GATX’s total assets as of December 31, 2019.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control over Financial Reporting
We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2020

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", "Audit Committee Report", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed on or about March 13, 2020, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed on or about March 13, 2020, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 13, 2020, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 13, 2020, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed on or about March 13, 2020, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

Under Rule 3-09 of Regulation S-X, we are required to file separate audited consolidated financial statements of Alpha Partners Leasing Limited, the foreign entities of the RRPF affiliates, for the year ended December 31, 2019. We expect to file those financial statements by amendment to our annual report on Form 10-K/A on or before March 30, 2020.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
4.3	Description of the Registrant's Securities.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018, and 2017, and (v) Notes to the Consolidated Financial Statements.

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

10.1
Five Year Credit Agreement dated as of May 23, 2019, among GATX Corporation, as Borrowers, Citibank, N.A. and BOFA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association, Morgan Stanley MUFG Loan Partners, LLC and Keybank National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 23, 2019, file number 1-2328.

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

10.4
Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 19, 2018, in connection with GATX’s 2018 Annual Meeting of Shareholders, file number 1-2328.*

10.5
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
Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010, is incorporated by reference to Exhibit 10.7(ii) to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, file number 1-2328.*

10.6
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.7
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.8
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.9
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.10
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, Deborah A. Golden, William M. Muckian, and Michael T. Brooks is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.11
Form of Agreement for Employment Following a Change of Control between GATX Corporation and James M. Conniff (dated as of February 1, 2015) and Thomas A. Ellman (dated as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.12
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Eric D. Harkness (dated as of February 1, 2015), Amita Shetty (dated as of August 9, 2018), Paul F. Titterton (dated as of January 1, 2014), Jeffery R. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.13
Form of Agreement for Employment Following a Change of Control between GATX Corporation and N. Gokce Tezel (dated as of March 1, 2018) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.14
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated February 24, 2009, file number 1-2328.

10.15
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.16
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.17
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, file number 1-2328.*

10.18
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017 is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.*

10.19
Form of Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control, is incorporated by reference to Exhibit 10.1 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.20
Form of Restricted Stock Unit Agreement for grants under the Amended and Restated 2012 Incentive Award Plan to Robert C. Lyons and Thomas A. Ellman is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated August 10, 2018, file number 1-2328.*

10.21
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Robert C. Lyons and Thomas A. Ellman is incorporated by reference to Exhibit 10.2 to GATX’s Form 8-K dated August 10, 2018, file number 1-2328.*

10.22
Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.1 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.23
Amended and Restated GATX Corporation Director's Phantom Stock Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.24
Employment Agreement dated as of October 27, 2017, between GATX Corporation and James F. Earl is incorporated by reference to Exhibit 10.1 of GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, file number 1-2328.*

10.25
Stock Purchase Agreement dated as of February 7, 2020, between GATX Corporation and Rand Logistics, Inc. is incorporated by reference to Exhibit 2.1 of GATX's Form 8-K dated February 10, 2020, file number 1-2328.

10.26
Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).

_______

(*) Compensatory Plans or Arrangements

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
February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 19, 2020

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 19, 2020

/s/ JENNIFER M. MCMANUS	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Jennifer M. McManus
February 19, 2020

Diane M. Aigotti*	Director
Anne L. Arvia*	Director
Ernst A. Häberli*	Director
James B. Ream*	Director
Robert J. Ritchie*	Director
Adam L. Stanley*	Director
David S. Sutherland*	Director
Stephen R. Wilson*	Director
Paul G. Yovovich*	Director

* By: /s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 19, 2020