Form 10-K/A
period 2019-12-31
GATX CORP
filed 2020-03-30
CIK 40211

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

There were 34.9 million common shares outstanding at January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement filed on March 13, 2020	PART III

Explanatory Note

On February 19, 2020, GATX Corporation (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2019.

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of the Company is being filed solely to amend Item 15(c) to include the separate financial statements of Alpha Partners Leasing Limited ("APLL") as required under Rule 3-09 of Regulation S-X. The financial statements of APLL for its fiscal year ended December 31, 2019 were not available at the time the Company filed its Annual Report on Form 10-K. The required financial statements are now provided as Exhibit 99.1 to this Amendment No. 1.

Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Amendment No.1. This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1, a signature page, the consent of the independent auditors for APLL, and certifications required to be filed as exhibits hereto.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements
_______

(*) Refers to the page numbers in the Company's Annual Report on Form 10-K filed on February 19, 2020.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

Under Rule 3-09 of Regulation S-X, we are required to file separate audited consolidated financial statements of Alpha Partners Leasing Limited, the foreign entities of the Rolls-Royce & Partners Finance joint ventures, for the year ended December 31, 2019. The financial statements included in Exhibit 99.1 for the years ended December 31, 2019, 2018 and 2017 are filed as part of Item 15 of the Company's Annual Report filed on February 19, 2020 and should be read in conjunction with the Company's consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
4.3**	Description of the Registrant's Securities.
21**	Subsidiaries of the Registrant.
23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors
24**	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
99.1	Financial Statements of Alpha Partners Leasing Limited.

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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX’s Form 8-K dated October 31, 2013, file number 1-2328.
3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated August 5, 2015, file number 1-2328.
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

_______

(*) Compensatory Plans or Arrangements.
(**) Included with the Company's Annual Report on Form 10-K filed on February 19, 2020.

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
March 30, 2020