Form 10-Q
period 2020-03-31
GATX CORP
filed 2020-05-05
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

There were 34.9 million common shares outstanding at March 31, 2020.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2020

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

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our other filings with the Securities and Exchange Commission ("SEC"). The following factors, in addition to those discussed under "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

•
the severity and duration of the global COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our personnel, operations, commercial activity, supply chain,  the demand for our assets, the value of our assets and our liquidity
•
exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our railcars and other transportation assets
•
inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•
a significant decline in customer demand for our assets or services, including as a result of:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2020	2019
Assets
Cash and Cash Equivalents	$570.7	$151.0
Receivables
Rent and other receivables	76.9	87.1
Finance leases (as lessor)	66.8	90.3
Less: allowance for losses	(6.2)	(6.2)
	137.5	171.2

Operating Assets and Facilities	9,972.5	9,897.4
Less: allowance for depreciation	(3,222.1)	(3,190.2)
	6,750.4	6,707.2
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	402.8	413.9
Finance leases, net of accumulated depreciation	—	8.9
	402.8	422.8

Investments in Affiliated Companies	532.4	512.6
Goodwill	80.6	81.5
Other Assets	243.5	238.8
Total Assets	$8,717.9	$8,285.1

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$120.6	$149.1
Debt
Commercial paper and borrowings under bank credit facilities	275.5	15.8
Recourse	5,043.7	4,780.4
	5,319.2	4,796.2
Lease Obligations (as lessee)
Operating leases	399.3	432.3
Finance leases	—	7.9
	399.3	440.2

Deferred Income Taxes	930.2	924.3
Other Liabilities	117.6	140.2
Total Liabilities	6,886.9	6,450.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,637,453 and 67,536,794 Outstanding shares — 34,933,696 and 34,833,037	41.8	41.8
Additional paid in capital	725.4	720.1
Retained earnings	2,630.0	2,601.3
Accumulated other comprehensive loss	(201.7)	(163.6)
Treasury stock at cost (32,703,757 and 32,703,757 shares)	(1,364.5)	(1,364.5)
Total Shareholders’ Equity	1,831.0	1,835.1
Total Liabilities and Shareholders’ Equity	$8,717.9	$8,285.1

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2020	2019
Revenues
Lease revenue	$271.7	$274.4
Marine operating revenue	11.8	13.1
Other revenue	25.4	29.5
Total Revenues	308.9	317.0
Expenses
Maintenance expense	86.6	81.2
Marine operating expense	10.4	12.1
Depreciation expense	80.4	79.9
Operating lease expense	13.3	13.7
Other operating expense	8.5	8.0
Selling, general and administrative expense	42.4	46.1
Total Expenses	241.6	241.0
Other Income (Expense)
Net gain on asset dispositions	27.4	8.9
Interest expense, net	(46.8)	(46.5)
Other expense	(8.2)	(3.2)
Income before Income Taxes and Share of Affiliates’ Earnings	39.7	35.2
Income taxes	(12.9)	(8.4)
Share of affiliates’ earnings, net of taxes	19.5	14.7
Net Income	$46.3	$41.5
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(39.6)	(10.5)
Unrealized (loss) gain on derivative instruments	(0.7)	2.0
Post-retirement benefit plans	2.2	3.0
Other comprehensive loss	(38.1)	(5.5)
Comprehensive Income	$8.2	$36.0

Share Data
Basic earnings per share	$1.33	$1.14
Average number of common shares	34.9	36.5

Diluted earnings per share	$1.31	$1.12
Average number of common shares and common share equivalents	35.4	37.1

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2020	2019
Operating Activities
Net income	$46.3	$41.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	83.2	82.7
Net gains on sales of assets	(26.8)	(8.6)
Deferred income taxes	7.0	5.7
Share of affiliates’ earnings, net of dividends	(19.5)	(14.7)
Changes in working capital items	(37.2)	(42.3)
Net cash provided by operating activities	53.0	64.3
Investing Activities
Portfolio investments and capital additions	(194.7)	(147.3)
Portfolio proceeds	63.6	41.5
Proceeds from sales of other assets	6.7	6.5
Other	0.3	0.7
Net cash used in investing activities	(124.1)	(98.6)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	861.2	495.2
Repayments of debt (original maturities longer than 90 days)	(350.0)	(160.0)
Net increase (decrease) in debt with original maturities of 90 days or less	9.5	(94.7)
Stock repurchases	—	(38.1)
Dividends	(19.0)	(19.2)
Purchases of assets previously leased	(7.9)	—
Other	(0.2)	(0.7)
Net cash provided by financing activities	493.6	182.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.8)	(0.3)
Net increase in Cash and Cash Equivalents during the period	419.7	147.9
Cash and Cash Equivalents at beginning of the period	151.0	106.7
Cash and Cash Equivalents at end of the period	$570.7	$254.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended March 31
	2020		2019
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	67.5	$41.8	67.3	$41.6
Issuance of common stock	0.1	—	0.1	0.1
Balance at end of the period	67.6	41.8	67.4	41.7
Treasury Stock
Balance at beginning of the period	(32.7)	(1,364.5)	(30.7)	(1,214.5)
Stock repurchases	—	—	(0.5)	(40.0)
Balance at end of the period	(32.7)	(1,364.5)	(31.2)	(1,254.5)
Additional Paid In Capital
Balance at beginning of the period		720.1		706.4
Share-based compensation effects		5.3		3.1
Balance at end of the period		725.4		709.5
Retained Earnings
Balance at beginning of the period		2,601.3		2,419.2
Net income		46.3		41.5
Dividends declared ($0.48 and $0.46 per share)		(17.6)		(17.5)
Cumulative impact of accounting standard adoption		—		39.4
Balance at end of the period		2,630.0		2,482.6
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(163.6)		(164.6)
Other comprehensive loss		(38.1)		(5.5)
Balance at end of the period		(201.7)		(170.1)
Total Shareholders’ Equity		$1,831.0		$1,809.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company ("ASC"). On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Note 16. Subsequent Events" of this Form 10-Q for additional information.

NOTE 2. Coronavirus Impacts

On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) a pandemic and on March 13, 2020, the United States declared a national emergency related to COVID-19. Our consolidated financial statements reflect estimates and assumptions at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of COVID-19 on our operations and the assumptions and estimates used and determined there were no material impacts on our first quarter 2020 results. However, as the impact on the global economy continues, we expect COVID-19 will adversely affect our operating and financial results in future periods, the magnitude and duration of which cannot be determined at this time.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the interest expense limitation threshold and net operating loss carryback period and utilization limitation, the acceleration of payments for alternative minimum tax credit refunds, and the deferral of employer payroll tax payments. The CARES Act is not expected to have a material impact on our consolidated financial statements.

NOTE 3. Basis of Presentation

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2020. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Credit Losses

In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which supercedes previous guidance. The FASB subsequently issued ASU 2018-19, clarifying operating lease receivables are not within the scope of subtopic 326-20 and should be accounted for in accordance with Topic 842, Leases. The new guidance modifies the impairment model to be based on expected losses rather than incurred losses.
We adopted the new guidance in the first quarter of 2020.

The adoption of this standard required us to modify our assessment for a limited population of receivables, including the net investment in our finance leases, as well as our trade receivables at ASC. As part of our modified assessment, we considered historical information as well as current and future economic conditions. The application of this new guidance did not impact our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates exceptions for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences.
	The new guidance is effective for us in the first quarter of 2021, with early adoption permitted. We plan to adopt this standard on January 1, 2021.	We are evaluating the potential impact the new guidance will have on our financial statements and related disclosures.

NOTE 4. Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We disaggregate revenue into three categories as presented on our income statement:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue. In accordance with ASU 2016-02, Leases (Topic 842) ("Topic 842"), we utilize the practical expedient that allows lessors to not separate non-lease components from the associated lease components for our operating leases.

Operating Lease Revenue

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating leases revenue is within the scope of Topic 842, and we do not separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 5. Leases".

Finance Lease Revenue

In certain cases, we lease railcars and other operating assets that, at lease inception, are classified as finance leases. In accordance with Topic 842, we recognize finance lease revenue using the interest method, which produces a constant yield over the lease term. Initial unearned income is the amount by which the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset. See "Note 5. Leases".

Marine Operating Revenue

We generate marine operating revenue through shipping services completed by our marine vessels. In accordance with ASU 2014-09, Revenue from Contracts and Customers (Topic 606) ("Topic 606"), marine operating revenue is recognized over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge. Revenue is recognized pro rata over the projected duration of each voyage, which is derived from our historical voyage data.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Revenue

Other revenue is comprised of customer liability repair revenue, termination fees, utilization income, fee income, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606. Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

NOTE 5. Leases

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

The following table shows the components of our lease income (in millions):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease income:
Fixed lease income	$255.1	$253.9
Variable lease income	14.8	17.7
Total operating lease income	$269.9	$271.6
Finance lease income	1.8	2.8
Total lease income	$271.7	$274.4

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $22.7 million and $23.7 million for the three months ended March 31, 2020 and 2019.

NOTE 6. Investments in Affiliated Companies

Our affiliate investments primarily include interests in each of the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”), a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines.

In accordance with Regulation S-X, we must assess if any of our investments in affiliated companies is a “significant subsidiary”. As of March 31, 2020, we determined that Alpha Partners Leasing Limited, which is part of the RRPF affiliates, triggered at least one of the significance tests. As a result, and in accordance with Rule 10-01(b) of Regulation S-X, the following table shows summarized unaudited financial information for Alpha Partners Leasing Limited (in millions):

	Three Months Ended March 31
	2020	2019
Total revenue	$104.0	$94.1
Total expenses	(86.4)	(71.3)
Other income, including net gains on sales of assets	22.3	6.7
Net income	32.3	23.8

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2020 and December 31, 2019.

In addition, we review long-lived assets, such as operating assets and facilities, as well as goodwill, whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We considered COVID-19 as part of our assessment during the quarter and determined there were no material impacts on our final conclusions. We will continue to monitor our long-lived assets, equity method investments, and goodwill for indicators of impairment as COVID-19 continues to impact the global economy.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had five instruments outstanding with an aggregate notional amount of $300.0 million as of March 31, 2020 with maturities ranging from 2021 to 2022 and eight instruments outstanding with an aggregate notional amount of $450.0 million as of December 31, 2019 with maturities ranging from 2020 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had 18 instruments outstanding with an aggregate notional amount of $281.8 million as of March 31, 2020 that mature from 2020 to 2022 and seven instruments outstanding with an aggregate notional amount of $336.5 million as of December 31, 2019 with maturities ranging from 2020 to 2022. Within the next 12 months, we expect to reclassify $1.7 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2020 was $2.4 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$8.3	$—	$8.3	$—
Foreign exchange contracts (1)	Other assets	0.9	—	0.9	—
Foreign exchange contracts (2)	Other assets	1.5	—	1.5	—
Total derivative assets		$10.7	$—	$10.7	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.3	$—	$0.3	$—
Foreign exchange contracts (1)	Other liabilities	2.1	—	2.1	—
Total derivative liabilities		$2.4	$—	$2.4	$—

	Balance Sheet Location	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets

Interest rate contracts (1)	Other assets	$1.4	$—	$1.4	$—
Foreign exchange contracts (1)	Other assets	6.9	—	6.9	—
Foreign exchange contracts (2)	Other assets	0.2	—	0.2	—
Total derivative assets		$8.5	$—	$8.5	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.6	$—	$0.6	$—
Foreign exchange contracts (1)	Other liabilities	7.0	—	7.0	—
Foreign exchange contracts (2)	Other liabilities	6.0	—	6.0	—
Total derivative liabilities		$13.6	$—	$13.6	$—
_________
(1) Designated as hedges.

(2)	Not designated as hedges.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2020 and December 31, 2019, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2020 and December 31, 2019 (in millions).

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	March 31 2020	December 31 2019	March 31 2020	December 31 2019

Recourse debt	$(304.9)	$(449.9)	$8.3	$1.4

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the three months ended March 31, 2020 and 2019 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31			Three Months Ended March 31
Derivative Designation	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(0.1)	$—	Interest expense	$0.4	$0.8
Foreign exchange contracts	(3.8)	(12.9)	Other (income) expense	(5.3)	(11.0)
Total	$(3.9)	$(12.9)	Total	$(4.9)	$(10.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the three months ended March 31, 2020 and 2019 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31		Three Months Ended March 31
	2020		2019
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(46.8)	$(8.2)	$(46.5)	$(3.2)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(6.9)	—	(3.2)	—
Derivatives designated as hedging instruments	6.9	—	3.2	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.4)	—	(0.8)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	5.3	—	11.0
Gain (loss) on non-designated derivative contracts	—	6.9	—	(0.8)

_________

(1)	These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, rent and other receivables, accounts payable, and commercial paper and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments. We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$4,153.8	$4,354.7	$4,389.3	$4,644.6
Recourse floating rate debt	915.6	911.8	417.5	419.0
Borrowings under bank credit facilities	250.0	248.9	—	—

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement net periodic cost for the three months ended March 31, 2020 and 2019 (in millions):

	2020 Pension Benefits	2019 Pension Benefits	2020 Retiree Health and Life	2019 Retiree Health and Life
Service cost	$2.0	$1.7	$—	$—
Interest cost	3.1	3.8	0.1	0.2
Expected return on plan assets	(5.1)	(5.5)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss	3.1	1.9	—	—
Net periodic cost	$3.1	$1.9	$0.1	$0.2

________
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

NOTE 9. Share-Based Compensation

During the three months ended March 31, 2020, we granted 288,000 non-qualified employee stock options, 34,950 restricted stock units, 54,270 performance shares, and 5,753 phantom stock units. For the three months ended March 31, 2020, total share-based compensation expense was $2.2 million and the related tax benefits were $0.5 million. For the three months ended March 31, 2019, total share-based compensation expense was $5.1 million and the related tax benefits were $1.3 million.

The estimated fair value of our 2020 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2020
Weighted-average estimated fair value	$22.50
Quarterly dividend rate	$0.48
Expected term of stock options, in years	4.2
Risk-free interest rate	1.3%
Dividend yield	2.5%
Expected stock price volatility	28.5%
Present value of dividends	$7.89

NOTE 10. Income Taxes

Our effective income tax rate was 32.5% for the three months ended March 31, 2020, compared to 23.8% for the three months ended March 31, 2019. The difference in the effective rates for the current year compared to the prior year is primarily due to the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates. Incremental tax benefits associated with share-based compensation were also recognized in each period.

NOTE 11. Commercial Commitments

We have entered into various commercial commitments, such as standby letters of credit, and performance bonds, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows our commercial commitments (in millions):

	March 31 2020	December 31 2019
Standby letters of credit and performance bonds	$9.3	$9.3
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at March 31, 2020 and December 31, 2019. As of March 31, 2020, our outstanding commitments expire in 2020 through 2021. We are not aware of any event that would require us to satisfy any of our commitments.

We are parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.

NOTE 12. Earnings per Share

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

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2020	2019
Numerator:
Net income	$46.3	$41.5

Denominator:
Weighted-average shares outstanding - basic	34.9	36.5
Effect of dilutive securities:
Equity compensation plans	0.5	0.6
Weighted-average shares outstanding - diluted	35.4	37.1
Basic earnings per share	$1.33	$1.14
Diluted earnings per share	$1.31	$1.12

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2019	$(68.1)	$(10.1)	$(85.4)	$(163.6)
Change in component	(39.6)	3.9	(0.2)	(35.9)
Reclassification adjustments into earnings (1)	—	(4.9)	3.1	(1.8)
Income tax effect	—	0.3	(0.7)	(0.4)
Balance at March 31, 2020	$(107.7)	$(10.8)	$(83.2)	$(201.7)

________

(1)	See "Note 7. Fair Value Disclosure" and "Note 8. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 14. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to the notes included with our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
NOTE 15. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company ("ASC"). On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Note 16. Subsequent Events" of this Form 10-Q for additional information.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels (the "Specialized Gas Vessels") and assorted other marine assets.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2020
Revenues
Lease revenue	$212.1	$58.3	$0.3	$1.0	$—	$271.7
Marine operating revenue	—	—	3.3	8.5	—	11.8
Other revenue	23.6	1.8	—	—	—	25.4
Total Revenues	235.7	60.1	3.6	9.5	—	308.9
Expenses
Maintenance expense	72.9	12.9	—	0.8	—	86.6
Marine operating expense	—	—	4.1	6.3	—	10.4
Depreciation expense	63.6	15.5	1.3	—	—	80.4
Operating lease expense	13.3	—	—	—	—	13.3
Other operating expense	6.6	1.8	0.1	—	—	8.5
Total Expenses	156.4	30.2	5.5	7.1	—	199.2
Other Income (Expense)
Net gain on asset dispositions	26.8	0.1	0.5	—	—	27.4
Interest (expense) income, net	(33.3)	(10.6)	(2.9)	(1.3)	1.3	(46.8)
Other expense	(0.8)	(5.5)	—	(0.2)	(1.7)	(8.2)
Share of affiliates' pre-tax income	—	—	23.8	—	—	23.8
Segment profit (loss)	$72.0	$13.9	$19.5	$0.9	$(0.4)	$105.9
Less:
Selling, general and administrative expense						42.4
Income taxes (includes $4.3 related to affiliates' earnings)						17.2
Net income						$46.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$26.9	$—	$—	$—	$—	$26.9
Residual sharing income	0.1	—	0.5	—	—	0.6
Non-remarketing net (losses) gains (1)	(0.2)	0.1	—	—	—	(0.1)
	$26.8	$0.1	$0.5	$—	$—	$27.4

Capital Expenditures
Portfolio investments and capital additions	$110.9	$69.3	$0.3	$13.7	$0.5	$194.7

Selected Balance Sheet Data at March 31, 2020
Investments in affiliated companies	$0.2	$—	$532.2	$—	$—	$532.4
Identifiable assets	$5,679.0	$1,497.4	$657.3	$300.9	$583.3	$8,717.9
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2019
Revenues
Lease revenue	$220.9	$52.2	$0.3	$1.0	$—	$274.4
Marine operating revenue	—	—	2.4	10.7	—	13.1
Other revenue	27.4	2.0	0.1	—	—	29.5
Total Revenues	248.3	54.2	2.8	11.7	—	317.0
Expenses
Maintenance expense	68.8	12.1	—	0.3	—	81.2
Marine operating expense	—	—	4.6	7.5	—	12.1
Depreciation expense	64.3	14.0	1.6	—	—	79.9
Operating lease expense	13.7	—	—	—	—	13.7
Other operating expense	6.4	1.5	0.1	—	—	8.0
Total Expenses	153.2	27.6	6.3	7.8	—	194.9
Other Income (Expense)
Net gain on asset dispositions	8.2	0.4	0.3	—	—	8.9
Interest (expense) income, net	(34.2)	(9.9)	(2.7)	(1.4)	1.7	(46.5)
Other expense	(0.7)	(2.3)	—	—	(0.2)	(3.2)
Share of affiliates' pre-tax income	—	—	18.2	—	—	18.2
Segment profit	$68.4	$14.8	$12.3	$2.5	$1.5	$99.5
Less:
Selling, general and administrative expense						46.1
Income taxes (includes $3.5 related to affiliates' earnings)						11.9
Net income						$41.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$9.7	$—	$—	$—	$—	$9.7
Residual sharing income	0.1	—	0.3	—	—	0.4
Non-remarketing net (losses) gains (1)	(1.6)	0.4	—	—	—	(1.2)
	$8.2	$0.4	$0.3	$—	$—	$8.9

Capital Expenditures
Portfolio investments and capital additions	$99.0	$33.1	$—	$14.5	$0.7	$147.3

Selected Balance Sheet Data at December 31, 2019
Investments in affiliated companies	$0.2	$—	$512.4	$—	$—	$512.6
Identifiable assets	$5,646.7	$1,486.7	$653.7	$291.1	$206.9	$8,285.1
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 16. Subsequent Events

As of March 31, 2020, the ASC business continued to be classified as held and used because all criteria for held-for-sale accounting and reporting as provided in Accounting Standards Codification 360, Property, Plant and Equipment, had not been met. Specifically, the planned sale of ASC is subject to certain contingencies including regulatory approval and other transaction terms and conditions yet to be resolved. On April 22, 2020, subsequent to the quarter ended March 31, 2020, regulatory approval for the sale was granted by the applicable governmental authorities. Subject to the resolution of any further transaction contingencies, the sale is expected to close in the second quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company ("ASC"). On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Note 16. Subsequent Events" in Item 1 of this Form 10-Q for additional information.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see "Non-GAAP Financial Measures" at the end of this item.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2020. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Disease 2019 ("COVID-19")

COVID-19 had limited impact on our first quarter results. However, we expect COVID-19 will negatively impact our operating results in future periods, the magnitude and duration of which cannot be determined at this time. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. These actions have caused many businesses to reduce or suspend operations, negatively impacting economic conditions and many of the markets we serve. Our first priority has been ensuring the health and safety of our global workforce and serving our various stakeholders with minimal disruptions.

Across our operating segments, we have robust business continuity and crisis management plans which have been implemented. We have a strong liquidity position, balance sheet, and access to capital which we expect will enable GATX to effectively manage through the COVID-19 pandemic. The COVID-19 pandemic continues to evolve rapidly, including the scope and duration of disruptions and the shape and timing of the eventual recovery. We cannot, at this time, reasonably estimate the impact this will have on our future results and have thus suspended our previously announced full-year 2020 earnings guidance.

Rail North America & Rail International

Industry railcar loadings have declined as the impact of COVID-19 has disrupted global manufacturing, supply chains, and consumer spending. We expect the reduction in economic activity to continue to impact our customers, which we expect, in turn, to impact the demand for our global railcar fleet.

Rail freight transportation and railcar repair have been deemed essential businesses globally. Our rail operations teams have initiated COVID-19 preparation and response programs to ensure the health and safety of our employees while continuing to provide critical railcar maintenance services. While our railcar repair facilities continue to operate, some have periodically reduced operating levels or closed on a temporary basis, and future disruptions may occur as the impact of COVID-19 continues to develop.

Rolls-Royce & Partners Finance Joint Ventures ("RRPF affiliates")

Global air travel has been significantly impacted by COVID-19. In response to the drastic decline in demand, airlines have reduced system-wide capacity and grounded large portions or all of their fleets. Many airlines are currently focused on managing their near-term liquidity positions, restructuring operations, and obtaining government financial support. We expect the major reduction in global air travel and the disruption across the aviation industry will have a negative impact on our aircraft spare engine leasing business and future operating results, the magnitude and duration of which cannot be determined at this time.

ASC

COVID-19 has impacted the markets that ASC serves on the Great Lakes. The closing of steel blast furnaces, automobile manufacturing, postponement of limestone facility openings, and continued decline in coal have all impacted ASC’s customer demand. We expect these developments will have a negative impact on our future operating results, the magnitude and duration of which cannot be determined at this time.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2020	2019
Segment Revenues
Rail North America	$235.7	$248.3
Rail International	60.1	54.2
Portfolio Management	3.6	2.8
ASC	9.5	11.7
	$308.9	$317.0
Segment Profit
Rail North America	$72.0	$68.4
Rail International	13.9	14.8
Portfolio Management	19.5	12.3
ASC	0.9	2.5
	106.3	98.0
Less:
Selling, general and administrative expense	42.4	46.1
Unallocated interest (income) expense	(1.3)	(1.7)
Other, including eliminations	1.7	0.2
Income taxes (includes $4.3 and $3.5 related to affiliates' earnings)	17.2	11.9
Net Income (GAAP)	$46.3	$41.5

Diluted earnings per share (GAAP)	$1.31	$1.12

Investment Volume	$194.7	$147.3

The following table shows our return on equity ("ROE") for the trailing 12 months ended March 31:

	2020	2019
ROE (GAAP)	11.9%	9.7%
ROE, excluding tax adjustments and other items (non-GAAP) (1)	13.8%	11.0%
_________

(1)	See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income for the first three months of 2020 was $46.3 million, or $1.31 per diluted share, compared to $41.5 million, or $1.12 per diluted share, in 2019. Net income increased $4.8 million compared to the prior year, largely due to higher asset disposition gains at Rail North America and higher affiliate income, partially offset by higher maintenance expenses and lower revenue.

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

RAIL NORTH AMERICA

Segment Summary

During the quarter ended March 31, 2020, decreased railcar loadings and increased railroad velocity persisted in the North American railcar leasing market. Despite this environment, Rail North America was able to maintain strong utilization throughout the quarter. Rail North America began to see impacts of COVID-19 in late March as industry railcar loadings across commodities began to decline in response to the dramatic reduction in overall economic activity. While the impact of COVID-19 on Rail North America's first quarter results was limited, we expect COVID-19 to have a negative impact on our railcar utilization, lease rates, maintenance expense, and other key performance metrics. We also anticipate the secondary market for selling railcars to be more limited in the near term. Additionally, certain of our customers have requested deferral of lease payments, lease rate reductions, and delays in the timing of new railcar deliveries. All of these factors will put pressure on our future operating results, the magnitude and duration of which cannot be determined at this time.

At March 31, 2020, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 102,500 cars, and fleet utilization was 99.0% at March 31, 2020, compared to 99.3% at the end of the prior quarter, and 99.4% at March 31, 2019. Fleet utilization for our approximately 15,000 boxcars was 94.6% at March 31, 2020, compared to 95.0% at the end of the prior quarter, and 95.2% at March 31, 2019. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the first quarter of 2020, an average of approximately 101,700 railcars, excluding boxcars, were on lease, compared to 102,300 in the prior quarter and 104,600 for the quarter ended March 31, 2019. Changes in railcars on lease compared to prior periods are impacted by the number of new railcars purchased under our supply agreements and the disposition of railcars that were sold or scrapped. During the first quarter of 2020, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 11.6%, compared to negative 9.1% in the prior quarter, and positive 5.2% in the first quarter of 2019. Lease terms on renewals for cars in the LPI averaged 31 months in the current quarter, compared to 37 months in the prior quarter, and 39 months in the first quarter of 2019. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 74.6% in the current quarter, compared to 84.0% in the prior quarter, and 83.6% in the first quarter of 2019. The renewal success rate is an important metric because railcars returned by our customers may incur transition costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

As of March 31, 2020, leases for approximately 13,500 tank cars and freight cars and approximately 2,900 boxcars are scheduled to expire over the remainder of 2020. These amounts exclude railcars on leases expiring in 2020 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2020	2019
Revenues
Lease revenue	$212.1	$220.9
Other revenue	23.6	27.4
Total Revenues	235.7	248.3

Expenses
Maintenance expense	72.9	68.8
Depreciation expense	63.6	64.3
Operating lease expense	13.3	13.7
Other operating expense	6.6	6.4
Total Expenses	156.4	153.2

Other Income (Expense)
Net gain on asset dispositions	26.8	8.2
Interest expense, net	(33.3)	(34.2)
Other expense	(0.8)	(0.7)
Segment Profit	$72.0	$68.4

Investment Volume	$110.9	$99.0

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2020	2019
Railcars	$187.8	$193.7
Boxcars	16.4	18.0
Locomotives	7.9	9.2
Total	$212.1	$220.9

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2019	June 30 2019	September 30 2019	December 31 2019	March 31 2020
Beginning balance	105,472	104,830	103,554	103,255	102,845
Cars added	617	661	902	965	883
Cars scrapped	(662)	(377)	(513)	(620)	(389)
Cars sold	(597)	(1,560)	(688)	(755)	(781)
Ending balance	104,830	103,554	103,255	102,845	102,558
Utilization rate at quarter end	99.4%	99.5%	99.2%	99.3%	99.0%
Average active railcars	104,613	104,089	102,653	102,309	101,668

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	March 31 2019	June 30 2019	September 30 2019	December 31 2019	March 31 2020
Ending balance	16,006	15,921	15,803	15,264	15,026
Utilization	95.2%	94.1%	93.5%	95.0%	94.6%

Comparison of the First Three Months of 2020 to the First Three Months of 2019

Segment Profit

In the first quarter of 2020, segment profit of $72.0 million increased 5.3% compared to $68.4 million for the same period in the prior year. The increase was a result of higher net gains on asset dispositions in the current year, offset by lower lease revenue and higher maintenance expense. The timing of asset remarketing income varies throughout the year.

Revenues

In the first quarter of 2020, lease revenue decreased $8.8 million, or 4.0%, primarily due to lower revenue across railcar categories. Other revenue decreased $3.8 million due to lower lease termination fees, partially offset by higher repair revenue.

Expenses

In the first quarter of 2020, maintenance expense increased $4.1 million, primarily due to more tank qualifications performed and higher assignment-related costs. Depreciation expense decreased $0.7 million, driven by the timing of new railcar investments and dispositions. Operating lease expense decreased $0.4 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $0.2 million due to higher switching, freight, and storage costs.

Other Income (Expense)

In the first quarter of 2020, net gain on asset dispositions increased $18.6 million, attributable to more railcars and locomotives sold and lower net scrapping losses in the current year. Net interest expense decreased $0.9 million, driven by the absence of fees associated with a securitized line of credit terminated in the prior year.

Investment Volume

During the first three months of 2020, investment volume was $110.9 million compared to $99.0 million in the same period in 2019. We acquired 738 newly built railcars and purchased 7 railcars in the secondary market in the first three months of 2020, compared to 412 newly built railcars and 266 railcars purchased in the secondary market in the same period in 2019.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first three months of 2020. The lease rate environment in Europe was strong during the first quarter and demand for railcars was stable. The impact of COVID-19 on GRE's first quarter results was not significant, but the rapid weakening of the Polish Zloty at the end of the quarter did have a negative impact on GRE's first quarter reported results. GRE began to see impacts of COVID-19 late in the first quarter as demand across the industries we serve began to decline. Further, certain of our customers have requested deferral of lease payments, lease rate reductions, and delays in the timing of new railcar deliveries. GRE expects these factors to negatively impact our railcar utilization and lease rates, which will impact our future operating results, the magnitude and duration of which cannot be determined at this time.

Railcar utilization for GRE was 98.5% at March 31, 2020, compared to 99.3% at the end of the prior quarter and 98.9% at March 31, 2019. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet. In addition, Rail India benefited from more cars on lease as it continues to expand its fleet.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2020	2019
Revenues
Lease revenue	$58.3	$52.2
Other revenue	1.8	2.0
Total Revenues	60.1	54.2

Expenses
Maintenance expense	12.9	12.1
Depreciation expense	15.5	14.0
Other operating expense	1.8	1.5
Total Expenses	30.2	27.6

Other Income (Expense)
Net gain on asset dispositions	0.1	0.4
Interest expense, net	(10.6)	(9.9)
Other expense	(5.5)	(2.3)
Segment Profit	$13.9	$14.8

Investment Volume	$69.3	$33.1

The following table shows fleet activity for GRE railcars for the quarter ended:

	March 31 2019	June 30 2019	September 30 2019	December 31 2019	March 31 2020
Beginning balance	23,412	23,531	23,967	24,211	24,561
Cars added	185	491	325	416	871
Cars scrapped or sold	(66)	(55)	(81)	(66)	(80)
Ending balance	23,531	23,967	24,211	24,561	25,352
Utilization rate at quarter end	98.9%	98.9%	99.4%	99.3%	98.5%
Average active railcars	23,105	23,480	23,877	24,216	24,622

\

Comparison of the First Three Months of 2020 to the First Three Months of 2019

Foreign Currency

Rail International's reported financial results are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first quarter of 2020, a weaker euro, relative to the U.S. dollar negatively impacted lease revenue by approximately $1.4 million and segment profit, excluding other income (expense), by approximately $0.6 million compared to the same period in 2019.

Segment Profit

In the first quarter of 2020, segment profit of $13.9 million decreased 6.1% compared to $14.8 million for the same period in the prior year. The decrease was largely due to the negative impact of changes in foreign exchange rates on non-functional currency items, partially offset by higher lease revenue from more railcars on lease.

Revenues

In the first quarter of 2020, lease revenue increased $6.1 million, or 11.7%, due to more railcars on lease, partially offset by the impact of foreign exchange rates.

Expenses

In the first quarter of 2020, maintenance expense increased $0.8 million, driven by higher wheelset costs and other repairs, partially offset by lower workshop costs. Depreciation expense increased $1.5 million due to new railcars added to the fleet, partially offset by the impact of foreign exchange rates.

Other Income (Expense)

In the first quarter of 2020, net gain on asset dispositions decreased $0.3 million, attributable to lower railcar scrapping gains. Net interest expense increased $0.7 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense increased $3.2 million, largely due to the negative impact of changes in foreign exchange rates on non-functional currency items.

Investment Volume

During the first three months of 2020, investment volume was $69.3 million compared to $33.1 million in the same period in 2019. In the first three months of 2020, GRE acquired 443 newly built railcars and purchased 428 railcars in the secondary market and Rail India acquired 229 railcars compared to 185 newly built railcars at GRE and 368 railcars at Rail India for the same period in 2019.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $23.4 million for the three months ended March 31, 2020, compared to $18.2 million for the same period in 2019. As of March 31, 2020, the RRPF affiliates owned 478 aircraft spare engines with a net book value of $5,007.0 million, compared to 478 aircraft spare engines with a net book value of $5,036.4 million at December 31, 2019 and 462 aircraft spare engines with a net book value of $4,538.7 million at March 31, 2019.

The RRPF affiliates continued to perform well in the first quarter, as utilization of its aircraft spare engines remained strong. However, the RRPF affiliates began to see the impact of COVID-19 in March as global air travel was significantly reduced. Certain of our customers have requested deferral of lease payments and lease rate reductions. We expect COVID-19 to have a negative impact on engine utilization and lease rates. Further, we anticipate secondary market activity to be more limited in the near term. All of these factors will put pressure on our future operating results, the magnitude and duration of which cannot be determined at this time.

Portfolio Management also owns marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"). During the second quarter of 2019, the prior commercial management agreement with Norgas Carriers Private Limited, and related pooling arrangement, was terminated, and we entered into a new agreement with Anthony Veder Group B.V. ("Veder") to commercially manage these vessels. The Specialized Gas Vessels are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short-term spot contracts for major oil and chemical customers worldwide.

During the first quarter of 2020, utilization of the Specialized Gas Vessels was initially higher due to the new commercial management agreement with Veder. However, the demand for the Specialized Gas Vessels began to decline during the latter part of the quarter as the impacts of COVID-19 intensified. This trend is expected to continue and will likely have a negative impact on future results, the magnitude and duration of which cannot be determined at this time.

Portfolio Management's total asset base was $657.3 million at March 31, 2020, compared to $653.7 million at December 31, 2019, and $618.3 million at March 31, 2019.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2020	2019
Revenues
Lease revenue	$0.3	$0.3
Marine operating revenue	3.3	2.4
Other revenue	—	0.1
Total Revenues	3.6	2.8

Expenses
Marine operating expense	4.1	4.6
Depreciation expense	1.3	1.6
Other operating expense	0.1	0.1
Total Expenses	5.5	6.3

Other Income (Expense)
Net gain on asset dispositions	0.5	0.3
Interest expense, net	(2.9)	(2.7)
Share of affiliates' pre-tax income	23.8	18.2
Segment Profit	$19.5	$12.3

The following table shows the net book values of Portfolio Management's assets (in millions):

	March 31 2019	June 30 2019	September 30 2019	December 31 2019	March 31 2020
Investment in RRPF Affiliates	$479.8	$495.6	$506.5	$512.4	$532.2
Owned assets	138.5	133.2	133.1	141.3	125.1
Managed assets (1)	30.4	28.5	26.6	24.8	22.9
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2019	June 30 2019	September 30 2019	December 31 2019	March 31 2020
Beginning balance	452	462	461	456	478
Engine acquisitions	11	3	5	27	8
Engine dispositions	(1)	(4)	(10)	(5)	(8)
Ending balance	462	461	456	478	478
Utilization rate at quarter end	96.8%	97.0%	95.6%	96.9%	95.8%

Comparison of the First Three Months of 2020 to the First Three Months of 2019

Segment Profit

In the first quarter of 2020, segment profit was $19.5 million, compared to $12.3 million in the prior year period. The increase reflects stronger results at the RRPF affiliates, as well as an improved contribution from the Specialized Gas Vessels.

Revenues

In the first quarter of 2020, lease revenue was comparable to the same period in 2019. Marine operating revenue increased $0.9 million, due to higher revenue from the Specialized Gas Vessels resulting from higher utilization and increased charter rates.

Expenses

In the first quarter of 2020, marine operating expense decreased $0.5 million, due to lower operating expenses and management fees for the Specialized Gas Vessels.

Other Income (Expense)

In the first quarter of 2020, income from our share of affiliates' earnings increased $5.6 million, driven by higher asset remarketing income and more engines on lease, partially offset by higher depreciation expense.

ASC

Segment Summary

ASC's operations are limited during the first three months of each year, and the majority of operating results are from the completion of the prior year sailing season in January. During the first three months of 2020, ASC benefited from favorable operating conditions in January and ongoing demand to finish the 2019 sailing season. ASC carried 1.0 million net tons of freight in the first three months of 2020, compared to 1.2 million net tons during the same period in 2019.

COVID-19 began to impact ASC's operations during March. The idling of various industries, including the auto industry, has significantly decreased demand for iron ore, and demand for coal continues to decline. While the sailing season began at the end of March, ASC currently has only 7 of its 11 vessels deployed, reflective of an expectation of lower tonnage demand. It is expected that COVID-19 will have a negative impact on the deployment of ASC's vessels, overall demand, and future operating results, the magnitude and duration of which cannot be determined at this time.

On February 7, 2020, we entered into an agreement to sell ASC. The sale is subject to customary closing conditions. See "Note 25. Subsequent Events" in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Note 16. Subsequent Events" in Item 1 of this Form 10-Q for additional information.

The following table shows ASC’s segment results (in millions):

	Three Months Ended March 31
	2020	2019
Revenues
Lease revenue	$1.0	$1.0
Marine operating revenue	8.5	10.7
Total Revenues	9.5	11.7

Expenses
Maintenance expense	0.8	0.3
Marine operating expense	6.3	7.5
Total Expenses	7.1	7.8

Other Income (Expense)
Interest expense, net	(1.3)	(1.4)
Other expense	(0.2)	—
Segment Profit	$0.9	$2.5

Investment Volume	$13.7	$14.5
Total Net Tons Carried (000's)	972	1,198

Comparison of the First Three Months of 2020 to the First Three Months of 2019

Segment Profit

In the first quarter of 2020, segment profit was $0.9 million, compared to $2.5 million for the same period in the prior year. The decrease was driven by lower volume, partially offset by lower marine operating expense.

Revenues

In the first quarter of 2020, marine operating revenue decreased $2.2 million, or 20.6%, primarily due to lower volume resulting from lower demand in the current year.

Expenses

In the first quarter of 2020, maintenance expense increased $0.5 million, driven by higher operating repairs. Marine operating expense decreased $1.2 million, primarily due to fewer operating days.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

OTHER

Other comprises selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2020	2019
Selling, general and administrative expense	$42.4	$46.1
Unallocated interest (income) expense	(1.3)	(1.7)
Other expense (income), including eliminations	1.7	0.2

SG&A, Unallocated Interest and Other

SG&A decreased $3.7 million for the first three months of 2020 compared to the same period in the prior year. The decrease was primarily due to lower employee compensation expenses.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations increased $1.5 million for the first three months of 2020 compared to the same period in the prior year. The increase was driven by higher non-service pension expense in the current year, as well as the negative impact of foreign exchange rates on a foreign pension plan.

Consolidated Income Taxes

See "Note 10. Income Taxes" in Part I, Item 1 of this Form 10-Q.

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

Although COVID-19 did not have a significant impact on our first quarter operating results, we expect COVID-19 to have a negative impact on future operating results. We expect COVID-19 to have an impact on our customers, including their ability to make their lease payments timely, as well as their willingness to renew existing leases or enter into new lease contracts. Already, certain customers have begun to request relief through deferral of lease payments, lease rate reductions, and new car order postponement. All of this will place increasing pressure on our cash flow and liquidity. We have a strong liquidity position, balance sheet, and access to capital that we expect will enable GATX to effectively manage through the COVID-19 pandemic. We have taken certain steps to mitigate future risks and to support our future liquidity needs, including the draw of $250 million on our 3-year credit facility. We also have a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2024 that remains fully available. As of March 31, 2020, we had an unrestricted cash balance of $570.7 million.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2020	2019
Principal sources of cash
Net cash provided by operating activities	$53.0	$64.3
Portfolio proceeds	63.6	41.5
Other asset sales	6.7	6.5
Proceeds from issuance of debt, commercial paper, and credit facilities	870.7	495.2
Total	$994.0	$607.5

Principal uses of cash
Portfolio investments and capital additions	$(194.7)	$(147.3)
Repayments of debt, commercial paper, and credit facilities	(350.0)	(254.7)
Payments on finance lease obligations	(7.9)	(0.3)
Stock repurchases	—	(38.1)
Dividends	(19.0)	(19.2)
Total	$(571.6)	$(459.6)

Net cash provided by operating activities for the first three months of 2020 was $53.0 million, a decrease of $11.3 million compared to the same period in 2019. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, cash payments were higher in the current year for interest expense, income taxes, operating leases, and maintenance expenses, partially offset by lower employee compensation payments compared to the prior year.

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $63.6 million for the three months of 2020 increased by $22.1 million from the prior year, primarily due to higher proceeds from railcar and locomotive sales at Rail North America.

Proceeds from the issuance of debt for the three months ended March 31, 2020 were $870.7 million (net of hedges and debt issuance costs). In the first quarter of 2020, we entered into a $500 million, 364-day, floating rate term loan in the U.S. and a €100 million 5-year bilateral term loan in Europe. We also drew the full $250 million on our 3-year credit facility.

Debt repayments of $350.0 million for the first three months of 2020 were $95.3 million higher than prior year. Repayments in the current year consisted of scheduled maturity payments.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $194.7 million for the first three months of 2020 increased $47.4 million compared to 2019, due to more railcars acquired at Rail International and Rail North America.

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the three months ended March 31, 2020, compared to 0.5 million shares of common stock for $40.0 million (of which $38.1 million settled prior to quarter-end) in the first three months of 2019. Actual cash payments in any period consist of those transactions that settled during the current period. As of March 31, 2020, $150.0 million remained available under the repurchase authorization.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2020 (in millions):

	Payments Due by Period
	Total	2020 (1)	2021	2022	2023	2024	Thereafter
Recourse debt	$5,069.2	$—	$1,100.0	$250.0	$250.0	$526.1	$2,943.1
Interest on recourse debt (2)	1,897.4	132.8	179.5	159.3	147.9	135.8	1,142.1
Commercial paper and credit facilities	275.5	25.5	—	250.0	—	—	—
Operating lease obligations	474.9	29.7	64.5	56.5	54.6	50.1	219.5
Purchase commitments (3)	1,705.5	601.9	365.6	365.3	372.7	—	—
Total	$9,422.5	$789.9	$1,709.6	$1,081.1	$825.2	$712.0	$4,304.7
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2020.

(3)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of March 31, 2020, all 8,950 railcars have been ordered, of which 7,769 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At March 31, 2020, 1,211 railcars have been ordered, of which 312 railcars have been delivered, pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of March 31, 2020, 3,107 railcars have been ordered, of which 746 have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the three months ended March 31, 2020:

Europe (1)
Balance as of March 31 (in millions)	$25.5
Weighted-average interest rate	0.9%
Euro/dollar exchange rate	1.10

Average daily amount outstanding during the first quarter (in millions)	$18.5
Weighted-average interest rate	0.8%
Average Euro/dollar exchange rate	1.10

Maximum daily amount outstanding (in millions)	$30.9
Euro/dollar exchange rate	1.13
__________

(1)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in May 2024. This credit facility contains two one-year extension options. As of March 31, 2020, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in May 2022 and also has two one-year extension options. As of March 31, 2020, the full $250 million was drawn on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of March 31, 2020, €11.9 million was available under these credit facilities.

Restrictive Covenants

Our $600 million revolving credit facility and $250 million revolving credit facility contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Some of our bank term loans have the same financial covenants as the facility.

The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

At March 31, 2020, our European rail subsidiaries had outstanding term loan and private placement debt balances totaling €380.0 million. The loans are guaranteed by GATX Corporation and are subject to the same restrictive covenants as the revolving credit facility noted above.

At March 31, 2020, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of March 31, 2020, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(570.7)	$(151.0)	$(48.6)	$(286.6)	$(248.4)
Commercial paper and bank credit facilities	275.5	15.8	112.0	26.0	15.9
Recourse debt	5,043.7	4,780.4	4,580.2	4,832.5	4,768.1
Operating lease obligations	399.3	432.3	440.3	454.5	456.3
Finance lease obligations	—	7.9	—	10.6	11.0
Total debt and lease obligations, net of unrestricted cash	$5,147.8	$5,085.4	$5,083.9	$5,037.0	$5,002.9

Total recourse debt (1)	$5,147.8	$5,085.4	$5,083.9	$5,037.0	$5,002.9
Shareholders' Equity	$1,831.0	$1,835.1	$1,786.5	$1,834.8	$1,809.2
Recourse Leverage (2)	2.8	2.8	2.8	2.7	2.8
________

(1)	Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for a summary of our policies.

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

There were no tax adjustments and other items impacting net income or diluted earnings per share for either the first quarter of 2020 or 2019. However, we did have tax adjustments and other items impacting net income in other periods used in the calculation of the applicable measures for the trailing 12 months ended March 31, 2020 and 2019.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2020	2019
Net income (GAAP)	$216.0	$176.5
Adjustments attributable to consolidated pre-tax income:
Net casualty gain at ASC (1)	(10.5)	—
Costs attributable to the closure of a maintenance facility at Rail International (2)	—	9.5
Total adjustments attributable to consolidated pre-tax income	$(10.5)	$9.5
Income taxes thereon, based on applicable effective tax rate	$2.4	$(3.1)
Other income tax adjustments attributable to consolidated income:
Income tax rate change (3)	(2.8)	—
Impact of the Tax Cuts and Jobs Act of 2017 (4)	—	(16.5)
Foreign tax credit utilization (5)	—	(1.4)
Total other income tax adjustments attributable to consolidated income	$(2.8)	$(17.9)
Net income, excluding tax adjustments and other items (non-GAAP)	$205.1	$165.0
Return on Equity (GAAP)	11.9%	9.7%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (6)	13.8%	11.0%
_______

(1)	Net casualty gain attributable to insurance recovery for a vessel at ASC.

(2)	Expenses related to the closure of a maintenance facility.

(3)	Deferred income tax adjustment due to an enacted corporate income tax rate decrease in Alberta, Canada.

(4)	Amount attributable to the impact of corporate income tax changes enacted by the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

(5)	Benefits attributable to the utilization of foreign tax credits.

(6)	Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Act, as described above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2019, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2019. The capital markets have been impacted by COVID-19, with recent debt transactions having generally higher credit spreads than similar transactions in 2019 and early 2020.

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 14. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

The global COVID-19 pandemic has had an adverse impact on certain of our customers and others in industries that we serve and is beginning to adversely impact our operations and financial performance. We are unable to predict the extent to which the pandemic and measures taken in response to the pandemic will adversely affect our personnel, operations, commercial activity, asset values, financial position or liquidity in the future.

We depend on continued demand from our customers to lease or use our transportation assets and services and on our customers’ ability to pay for leased assets and services. The ongoing COVID-19 pandemic has caused, and is expected to continue to cause, the slowdown of economic activity around the world (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, a dramatic reduction in air travel and significant volatility and disruption of financial markets. As a result, we and the RRPF affiliates have received an increased number of requests for payment deferrals, lease payment reductions and similar accommodations from certain railcar- and spare aircraft engine-leasing customers. The cancellation of most scheduled air travel has resulted in reduced demand for spare aircraft engines leased by RRPF. Cutbacks by steel manufacturers and other customers around the Great Lakes are expected to result in reduced shipments at our ASC segment. We are facing increased operational challenges from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people, raw materials and goods. The situation surrounding COVID-19 is fluid, and the financial and market dynamics and volatility may heighten risks related to our financing and asset disposition activities. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and liquidity, as well as its impact on our ability to successfully execute our business strategy, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in the global markets we serve and volatility in financial markets; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. As a result, we expect COVID-19 to negatively impact our operating results in future periods. However, we are currently unable to provide any assurance as to the magnitude and duration of any such impact.

We also expect that the COVID-19 pandemic will increase many of the risks described in “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Other than as described in this item, there have been no material changes in our risk factors since December 31, 2019. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

No share repurchases were completed during the first quarter of 2020. As of March 31, 2020, $150.0 million remained available under the repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2020 and 2019, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1
Amended and Restated By-Laws of GATX Corporation, as amended and restated on April 20, 2020, are incorporated herein by reference to Exhibit 3.1 of GATX's Form 8-K dated April 21, 2020, file number 1-2328.

10.1
Stock Purchase Agreement dated as of February 7, 2020, between GATX Corporation and Rand Logistics, Inc. is incorporated by reference to Exhibit 2.1 of GATX's Form 8-K dated February 10, 2020, file number 1-2328.

10.2
Term Loan Credit Agreement dated as of March 9, 2020 among GATX Corporation, as borrower, and the initial lenders named therein, as initial lenders, and Morgan Stanley Senior Funding Inc., as agent, and Morgan Stanley Senior Funding, Inc. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated March 10, 2020, file number 1-2328.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ Thomas A. Ellman
Thomas A. Ellman
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 5, 2020