Form 10-Q
period 2020-06-30
GATX CORP
filed 2020-08-03
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

There were 35.0 million common shares outstanding at June 30, 2020.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2020

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

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our other filings with the Securities and Exchange Commission ("SEC"). The following factors, in addition to those discussed under "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

•
the severity and duration of the global COVID-19 pandemic, including impacts of the pandemic and of businesses’, governments’, and suppliers' responses to the pandemic on our personnel, operations, commercial activity, supply chain,  the demand for our assets, the value of our assets and our liquidity
•
exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our railcars and other transportation assets
•
inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•
a significant decline in customer demand for our assets or services, including as a result of:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2020	2019
Assets
Cash and Cash Equivalents	$492.9	$151.0
Receivables
Rent and other receivables	71.4	65.9
Finance leases (as lessor)	64.9	90.3
Less: allowance for losses	(6.1)	(6.2)
	130.2	150.0

Operating Assets and Facilities	9,784.1	9,523.5
Less: allowance for depreciation	(3,155.7)	(3,066.2)
	6,628.4	6,457.3
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	372.1	411.7
Finance leases, net of accumulated depreciation	30.1	8.9
	402.2	420.6

Investments in Affiliated Companies	551.4	512.6
Goodwill	81.7	81.5
Other Assets	225.9	221.0
Assets of Discontinued Operations	—	291.1
Total Assets	$8,512.7	$8,285.1

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$145.7	$119.4
Debt
Commercial paper and borrowings under bank credit facilities	5.9	15.8
Recourse	5,047.5	4,780.4
	5,053.4	4,796.2
Lease Obligations (as lessee)
Operating leases	372.3	429.4
Finance leases	31.8	7.9
	404.1	437.3

Deferred Income Taxes	915.7	888.5
Other Liabilities	118.5	139.1
Liabilities of Discontinued Operations	—	69.5
Total Liabilities	6,637.4	6,450.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,666,171 and 67,536,794 Outstanding shares — 34,962,414 and 34,833,037	41.8	41.8
Additional paid in capital	728.8	720.1
Retained earnings	2,651.7	2,601.3
Accumulated other comprehensive loss	(182.5)	(163.6)
Treasury stock at cost (32,703,757 and 32,703,757 shares)	(1,364.5)	(1,364.5)
Total Shareholders’ Equity	1,875.3	1,835.1
Total Liabilities and Shareholders’ Equity	$8,512.7	$8,285.1
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues
Lease revenue	$269.3	$272.9	$540.0	$546.3
Marine operating revenue	3.3	0.1	6.6	2.5
Other revenue	27.9	24.5	53.3	54.0
Total Revenues	300.5	297.5	599.9	602.8
Expenses
Maintenance expense	82.3	78.2	168.1	159.1
Marine operating expense	3.2	4.0	7.3	8.6
Depreciation expense	81.6	80.3	162.0	160.2
Operating lease expense	12.5	13.7	25.8	27.4
Other operating expense	9.2	7.8	17.7	15.8
Selling, general and administrative expense	43.4	43.0	83.8	87.0
Total Expenses	232.2	227.0	464.7	458.1
Other Income (Expense)
Net gain on asset dispositions	6.0	32.9	33.4	41.8
Interest expense, net	(47.4)	(45.5)	(92.9)	(90.6)
Other expense	(3.0)	(0.4)	(11.0)	(3.6)
Income before Income Taxes and Share of Affiliates’ Earnings	23.9	57.5	64.7	92.3
Income taxes	(4.7)	(13.3)	(17.8)	(21.6)
Share of affiliates’ earnings, net of taxes	17.8	16.1	37.3	30.8
Net Income from Continuing Operations	$37.0	$60.3	$84.2	$101.5

Discontinued Operations, Net of Taxes
Net (loss) income from discontinued operations, net of taxes	$(1.3)	$7.7	$(2.2)	$8.0
Gain on sale of discontinued operations, net of taxes	3.6	—	3.6	—
Total Discontinued Operations, Net of Taxes	$2.3	$7.7	$1.4	$8.0

Net Income	$39.3	$68.0	$85.6	$109.5
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	19.0	11.7	(20.6)	1.2
Unrealized (loss) gain on derivative instruments	(3.3)	1.1	(4.0)	3.1
Post-retirement benefit plans	3.5	1.5	5.7	4.5
Other comprehensive income (loss)	19.2	14.3	(18.9)	8.8
Comprehensive Income	$58.5	$82.3	$66.7	$118.3

Share Data
Basic earnings per share from continuing operations	$1.06	$1.68	$2.41	$2.80
Basic earnings per share from discontinued operations	0.06	0.21	0.04	0.22
Basic earnings per share from consolidated operations	$1.12	$1.89	$2.45	$3.02
Average number of common shares	34.9	36.0	34.9	36.2

Diluted earnings per share from continuing operations	$1.05	$1.65	$2.38	$2.75
Diluted earnings per share from discontinued operations	0.06	0.21	0.04	0.22
Diluted earnings per share from consolidated operations	$1.11	$1.86	$2.42	$2.97
Average number of common shares and common share equivalents	35.4	36.7	35.4	36.9
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2020	2019
Operating Activities
Net income	$85.6	$109.5
Income from discontinued operations, net of taxes	1.4	8.0
Net income from continuing operations	84.2	101.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	168.0	165.7
Net gains on sales of assets	(32.2)	(41.0)
Deferred income taxes	23.3	14.8
Share of affiliates’ earnings, net of dividends	(37.2)	(30.7)
Changes in working capital items	(6.8)	(29.7)
Net cash provided by operating activities of continuing operations	199.3	180.6
Investing Activities
Portfolio investments and capital additions	(391.5)	(313.0)
Portfolio proceeds	89.6	133.5
Proceeds from sales of other assets	12.8	14.6
Other	1.2	1.5
Net cash used in investing activities of continuing operations	(287.9)	(163.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,348.0	549.5
Repayments of debt (original maturities longer than 90 days)	(1,100.0)	(160.0)
Net decrease in debt with original maturities of 90 days or less	(10.1)	(84.8)
Stock repurchases	—	(82.4)
Dividends	(36.4)	(36.2)
Purchases of assets previously leased	(7.9)	—
Other	(13.5)	(23.5)
Net cash provided by financing activities of continuing operations	180.1	162.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.2)	0.4
Net cash used in operating activities from discontinued operations	(8.5)	(4.8)
Net cash provided by (used in) investing activities from discontinued operations	238.3	(18.4)
Net cash provided by financing activities from discontinued operations	21.8	23.2
Cash provided by discontinued operations, net	251.6	—
Net increase in Cash and Cash Equivalents during the period	341.9	180.2
Cash and Cash Equivalents at beginning of the period	151.0	106.7
Cash and Cash Equivalents at end of the period	$492.9	$286.9

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended June 30				Six Months Ended June 30
	2020		2019		2020		2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	67.6	$41.8	67.4	$41.7	67.5	$41.8	67.3	$41.6
Issuance of common stock	0.1	—	0.1	0.1	0.2	—	0.2	0.2
Balance at end of the period	67.7	41.8	67.5	41.8	67.7	41.8	67.5	41.8
Treasury Stock
Balance at beginning of the period	(32.7)	(1,364.5)	(31.2)	(1,254.5)	(32.7)	(1,364.5)	(30.7)	(1,214.5)
Stock repurchases	—	—	(0.6)	(43.2)	—	—	(1.1)	(83.2)
Balance at end of the period	(32.7)	(1,364.5)	(31.8)	(1,297.7)	(32.7)	(1,364.5)	(31.8)	(1,297.7)
Additional Paid In Capital
Balance at beginning of the period		725.4		709.5		720.1		706.4
Share-based compensation effects		3.4		3.5		8.7		6.6
Balance at end of the period		728.8		713.0		728.8		713.0
Retained Earnings
Balance at beginning of the period		2,630.0		2,482.6		2,601.3		2,419.2
Net income		39.3		68.0		85.6		109.5
Dividends declared ($0.48 and $0.46 per share QTR and $0.96 and $0.92 YTD)		(17.6)		(17.1)		(35.2)		(34.6)
Cumulative impact of accounting standard adoption		—		—		—		39.4
Balance at end of the period		2,651.7		2,533.5		2,651.7		2,533.5
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(201.7)		(170.1)		(163.6)		(164.6)
Other comprehensive income (loss)		19.2		14.3		(18.9)		8.8
Balance at end of the period		(182.5)		(155.8)		(182.5)		(155.8)
Total Shareholders’ Equity		$1,875.3		$1,834.8		$1,875.3		$1,834.8

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment. On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See "Note 16. Discontinued Operations" of this Form 10-Q for additional information.

NOTE 2. Coronavirus Impacts

On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) a pandemic and on March 13, 2020, the United States declared a national emergency related to COVID-19. Our consolidated financial statements reflect estimates and assumptions at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of COVID-19 on our operations and the assumptions and estimates used. While COVID-19 did have a negative impact on our operating results for the three and six months ended June 30, 2020, we determined the impact to our assumptions and estimates was not significant. However, we expect COVID-19 will continue to have an adverse impact on our operating and financial results in future periods, the magnitude and duration of which cannot be determined at this time.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the interest expense limitation threshold and net operating loss carryback period and utilization limitation, the acceleration of payments for alternative minimum tax credit refunds, and the deferral of employer payroll tax payments. The CARES Act is not expected to have a material impact on our consolidated financial statements.

NOTE 3. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the 2020 presentation.

Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2020. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Credit Losses

In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which supersedes previous guidance. The FASB subsequently issued ASU 2018-19, clarifying operating lease receivables are not within the scope of subtopic 326-20 and should be accounted for in accordance with Topic 842, Leases. The new guidance modifies the impairment model to be based on expected losses rather than incurred losses.
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

Operating Lease Revenue

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we do not separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 5. Leases".

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

Marine Operating Revenue

We generate marine operating revenue through shipping services completed by our marine vessels. In accordance with ASU 2014-09, Revenue from Contracts and Customers (Topic 606) ("Topic 606"), marine operating revenue is recognized over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge. Revenue is recognized pro rata over the projected duration of each voyage, which is derived from historical voyage data.

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

The following table shows the components of our lease income (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Operating lease income:
Fixed lease income	$252.0	$252.8	$506.1	$505.7
Variable lease income	15.7	17.4	30.5	35.1
Total operating lease income	$267.7	$270.2	$536.6	$540.8
Finance lease income	1.6	2.7	3.4	5.5
Total lease income	$269.3	$272.9	$540.0	$546.3

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $23.7 million and $46.4 million for the three and six months ended June 30, 2020 and $20.6 million and $44.3 million for the three and six months ended June 30, 2019.

NOTE 6. Investments in Affiliated Companies

Our affiliate investments primarily include interests in each of the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”), a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines.

In accordance with Regulation S-X, we must assess if any of our investments in affiliated companies is a “significant subsidiary”. As of June 30, 2020, we determined that Alpha Partners Leasing Limited, which is part of the RRPF affiliates, triggered at least one of the significance tests. As a result, and in accordance with Rule 10-01(b) of Regulation S-X, the following table shows summarized unaudited financial information for Alpha Partners Leasing Limited (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Total revenue	$102.0	$95.4	$206.0	$189.5
Total expenses	(88.7)	(81.3)	(175.1)	(152.6)
Other income, including net gains on sales of assets	15.9	19.6	38.2	26.3
Net income	23.6	27.4	55.9	51.2

NOTE 7. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2020 and December 31, 2019.

In addition, we review long-lived assets, such as operating assets and facilities, investments in affiliates, and goodwill, whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

sale. We considered COVID-19 as part of our assessment during the quarter and determined there were no material impacts on our final conclusions. We will continue to monitor our long-lived assets, investments in affiliates, and goodwill for indicators of impairment as COVID-19 continues to impact the global economy.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had five instruments outstanding with an aggregate notional amount of $300.0 million as of June 30, 2020 with maturities ranging from 2021 to 2022 and eight instruments outstanding with an aggregate notional amount of $450.0 million as of December 31, 2019 with maturities ranging from 2020 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had 12 instruments outstanding with an aggregate notional amount of $242.8 million as of June 30, 2020 that mature from 2020 to 2022 and seven instruments outstanding with an aggregate notional amount of $336.5 million as of December 31, 2019 with maturities ranging from 2020 to 2022. Within the next 12 months, we expect to reclassify $0.9 million ($0.7 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2020 was $3.1 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$8.2	$—	$8.2	$—
Foreign exchange contracts (1)	Other assets	0.2	—	0.2	—
Foreign exchange contracts (2)	Other assets	0.1	—	0.1	—
Total derivative assets		$8.5	$—	$8.5	$—
Derivative Liabilities
Foreign exchange contracts (1)	Other liabilities	$3.1	$—	$3.1	$—
Foreign exchange contracts (2)	Other liabilities	3.1	—	3.1	—
Total derivative liabilities		$6.2	$—	$6.2	$—

	Balance Sheet Location	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$1.4	$—	$1.4	$—
Foreign exchange contracts (1)	Other assets	6.9	—	6.9	—
Foreign exchange contracts (2)	Other assets	0.2	—	0.2	—
Total derivative assets		$8.5	$—	$8.5	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.6	$—	$0.6	$—
Foreign exchange contracts (1)	Other liabilities	7.0	—	7.0	—
Foreign exchange contracts (2)	Other liabilities	6.0	—	6.0	—
Total derivative liabilities		$13.6	$—	$13.6	$—
_________
(1) Designated as hedges.

(2)	Not designated as hedges.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2020 and December 31, 2019, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of June 30, 2020 and December 31, 2019 (in millions).

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	June 30 2020	December 31 2019	June 30 2020	December 31 2019
Recourse debt	$(305.0)	$(449.9)	$8.2	$1.4

The following tables show the impacts of our derivative instruments on our statement of comprehensive income for the three and six months ended June 30, 2020 and 2019 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30			Three Months Ended June 30
Derivative Designation	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(0.4)	$—	Interest expense	$0.4	$0.7
Foreign exchange contracts	8.5	4.2	Other (income) expense	4.4	5.9
Total	$8.1	$4.2	Total	$4.8	$6.6

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Six Months Ended June 30			Six Months Ended June 30
Derivative Designation	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(0.5)	$—	Interest expense	$0.8	$1.5
Foreign exchange contracts	4.7	(8.7)	Other (income) expense	(0.9)	(5.1)
Total	$4.2	$(8.7)	Total	$(0.1)	$(3.6)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the three and six months ended June 30, 2020 and 2019 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Three Months Ended June 30
	2020		2019
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(47.4)	$(3.0)	$(45.5)	$(0.4)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	0.2	—	(5.3)	—
Derivatives designated as hedging instruments	(0.2)	—	5.3	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.4)	—	(0.7)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(4.4)	—	(5.9)
Gain (loss) on non-designated derivative contracts	—	(4.5)	—	(1.9)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30		Six Months Ended June 30
	2020		2019
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(92.9)	$(11.0)	$(90.6)	$(3.6)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(6.7)	—	(8.5)	—
Derivatives designated as hedging instruments	6.7	—	8.5	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.8)	—	(1.5)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	0.9	—	5.1
Gain (loss) on non-designated derivative contracts	—	2.4	—	(2.7)
_________

(1)	These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$4,658.5	$4,963.2	$4,389.3	$4,644.6
Recourse floating rate debt	417.8	413.2	417.5	419.0

NOTE 8. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement net periodic cost for the three months ended June 30, 2020 and 2019 (in millions):

	2020 Pension Benefits	2019 Pension Benefits	2020 Retiree Health and Life	2019 Retiree Health and Life
Service cost	$2.0	$1.5	$0.1	$0.1
Interest cost	3.0	3.8	0.2	0.3
Expected return on plan assets	(5.0)	(5.5)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	3.3	2.1	(0.2)	(0.1)
Net periodic cost	$3.3	$1.9	$—	$0.2

The following table shows the components of our pension and other post-retirement benefits expense for the six months ended June 30, 2020 and 2019 (in millions):

	2020 Pension Benefits	2019 Pension Benefits	2020 Retiree Health and Life	2019 Retiree Health and Life
Service cost	$4.0	$3.2	$0.1	$0.1
Interest cost	6.1	7.6	0.3	0.5
Expected return on plan assets	(10.1)	(11.0)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	6.4	4.0	(0.2)	(0.1)
Net periodic cost	$6.4	$3.8	$0.1	$0.4
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

NOTE 9. Share-Based Compensation

During the six months ended June 30, 2020, we granted 288,000 non-qualified employee stock options, 34,950 restricted stock units, 54,270 performance shares, and 13,500 phantom stock units. For the three months and six months ended June 30, 2020, total share-based compensation expense was $3.7 million and $5.9 million and the related tax benefits were $0.9 million and $1.5 million. For the three months and six months ended June 30, 2019, total share-based compensation expense was $4.5 million and $9.7 million the related tax benefits were $1.1 million and $2.4 million.

The estimated fair value of our 2020 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2020
Weighted-average estimated fair value	$22.50
Quarterly dividend rate	$0.48
Expected term of stock options, in years	4.2
Risk-free interest rate	1.3%
Dividend yield	2.5%
Expected stock price volatility	28.5%
Present value of dividends	$7.89

NOTE 10. Income Taxes

Our effective income tax rate was 27.5% for the six months ended June 30, 2020, compared to 23.4% for the six months ended June 30, 2019. The difference in the effective rates for the current year compared to the prior year is primarily attributable to the prior period reduction in the statutory tax rate of Alberta, Canada. Additionally, the effective tax rate was impacted by the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates, and the reduction of the statutory tax rate of India in the current period. Incremental tax benefits associated with share-based compensation were also recognized in each period.

NOTE 11. Commercial Commitments

We have entered into various commercial commitments, such as standby letters of credit, performance bonds, and guarantees related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments (in millions):

	June 30 2020	December 31 2019
Standby letters of credit and performance bonds	$9.1	$9.3
Derivative guarantees	1.4	—
Total commercial commitments (1)	$10.5	$9.3
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at June 30, 2020 and December 31, 2019. As of June 30, 2020, our outstanding commitments expire in 2020 through 2022. We are not aware of any event that would require us to satisfy any of our commitments.

We are parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated. We also guarantee payment by a third party for final settlement of certain derivatives if they are in a liability position at expiration. There is no contractual limitation to the maximum payment under the guarantee, and the amount of the payment is ultimately determined by the value of the derivative upon final settlement.

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

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$37.0	$60.3	$84.2	$101.5
Net income from discontinued operations	2.3	7.7	1.4	8.0
Net income	$39.3	$68.0	$85.6	$109.5

Denominator:
Weighted-average shares outstanding - basic	34.9	36.0	34.9	36.2
Effect of dilutive securities:
Equity compensation plans	0.5	0.7	0.5	0.7
Weighted-average shares outstanding - diluted	35.4	36.7	35.4	36.9

Basic earnings per share from continuing operations	$1.06	$1.68	$2.41	$2.80
Basic earnings per share from discontinued operations	0.06	0.21	0.04	0.22
Basic earnings per share from consolidated operations	$1.12	$1.89	$2.45	$3.02

Diluted earnings per share from continuing operations	$1.05	$1.65	$2.38	$2.75
Diluted earnings per share from discontinued operations	0.06	0.21	0.04	0.22
Diluted earnings per share from discontinued operations	$1.11	$1.86	$2.42	$2.97

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2019	$(68.1)	$(10.1)	$(85.4)	$(163.6)
Change in component	(39.6)	3.9	(0.2)	(35.9)
Reclassification adjustments into earnings (1)	—	(4.9)	3.1	(1.8)
Income tax effect	—	0.3	(0.7)	(0.4)
Balance at March 31, 2020	$(107.7)	$(10.8)	$(83.2)	$(201.7)
Change in component	19.0	(8.9)	1.2	11.3
Reclassification adjustments into earnings (1)	—	4.8	3.0	7.8
Income tax effect	—	0.8	(0.7)	0.1
Balance at June 30, 2020	$(88.7)	$(14.1)	$(79.7)	$(182.5)

________

(1)	See "Note 7. Fair Value Disclosure" and "Note 8. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

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
Viareggio Derailment
In June 2009, tank cars owned by GATX Rail Austria GmbH and its subsidiaries (collectively, “GRA”) and leased to a subsidiary of the Italian state-owned railway (the "Italian Railway") were involved in a train derailment in Viareggio, Italy, resulting in personal injuries, deaths, and property damage. Claimants filed numerous civil claims and Italian prosecutors brought criminal charges against GRA, various Italian Railway companies, and certain of their current or former employees. The insurers for the Italian Railway and GRA have fully settled and resolved most of the civil claims. In January 2017, an Italian trial court in Lucca, Italy found the defendants guilty of negligence-based crimes related to the accident. The court imposed a fine of 1.4 million Euros against GRA and prison sentences against its employees. GRA appealed the trial court's ruling to the Court of Appeals in Florence, and on June 20, 2019, the appellate court affirmed the guilty verdicts, with minor reductions in fines and penalties. GRA and the employees appealed to the Supreme Court in Rome, Italy, which scheduled the commencement of oral argument for December 2, 2020. The length and schedule for the parties’ oral arguments are currently unknown, but we expect the Italian Supreme Court to render its decision immediately following the conclusion of the oral argument phase. GRA will continue to incur legal expenses and related costs in connection with the appeal, although these expenses are not expected to be material. We cannot predict the outcome of the appellate process and thus cannot reasonably estimate the possible amount or range of loss that ultimately may be incurred in connection with this litigation.
NOTE 15. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment. On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See "Note 16. Discontinued Operations" of this Form 10-Q for additional information.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels (the "Specialized Gas Vessels").

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2020
Revenues
Lease revenue	$210.0	$59.1	$0.2	$—	$269.3
Marine operating revenue	—	—	3.3	—	3.3
Other revenue	25.5	2.1	0.3	—	27.9
Total Revenues	235.5	61.2	3.8	—	300.5
Expenses
Maintenance expense	70.4	11.9	—	—	82.3
Marine operating expense	—	—	3.2	—	3.2
Depreciation expense	64.4	15.8	1.4	—	81.6
Operating lease expense	12.5	—	—	—	12.5
Other operating expense	7.6	1.5	0.1	—	9.2
Total Expenses	154.9	29.2	4.7	—	188.8
Other Income (Expense)
Net gain on asset dispositions	5.2	0.2	0.6	—	6.0
Interest (expense) income, net	(34.5)	(11.5)	(3.0)	1.6	(47.4)
Other expense	(1.3)	(0.7)	—	(1.0)	(3.0)
Share of affiliates' pre-tax income	—	—	22.6	—	22.6
Segment profit	$50.0	$20.0	$19.3	$0.6	$89.9
Less:
Selling, general and administrative expense					43.4
Income taxes (includes $4.8 related to affiliates' earnings)					9.5
Net income from continuing operations					$37.0

Discontinued Operations, Net of Taxes
Net loss from discontinued operations, net of taxes					$(1.3)
Gain on sale of discontinued operations, net of taxes					3.6
Total discontinued operations, net of taxes					$2.3

Net income					$39.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$4.4	$—	$0.1	$—	$4.5
Residual sharing income	0.1	—	0.5	—	0.6
Non-remarketing net gains (1)	0.7	0.2	—	—	0.9
	$5.2	$0.2	$0.6	$—	$6.0

Capital Expenditures
Portfolio investments and capital additions	$159.6	$49.9	$—	$1.0	$210.5

Selected Balance Sheet Data at June 30, 2020
Investments in affiliated companies	$0.2	$—	$551.2	$—	$551.4
Identifiable assets from continuing operations	$5,758.1	$1,573.5	$676.3	$504.8	$8,512.7
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2019
Revenues
Lease revenue	$218.8	$53.9	$0.2	$—	$272.9
Marine operating revenue	—	—	0.1	—	0.1
Other revenue	22.4	1.8	0.3	—	24.5
Total Revenues	241.2	55.7	0.6	—	297.5
Expenses
Maintenance expense	67.0	11.2	—	—	78.2
Marine operating expense	—	—	4.0	—	4.0
Depreciation expense	64.4	14.2	1.7	—	80.3
Operating lease expense	13.7	—	—	—	13.7
Other operating expense	6.4	1.3	0.1	—	7.8
Total Expenses	151.5	26.7	5.8	—	184.0
Other Income (Expense)
Net gain on asset dispositions	32.1	0.5	0.3	—	32.9
Interest (expense) income, net	(34.1)	(10.1)	(2.8)	1.5	(45.5)
Other expense (income)	(1.9)	1.9	—	(0.4)	(0.4)
Share of affiliates' pre-tax income	—	—	19.6	—	19.6
Segment profit	$85.8	$21.3	$11.9	$1.1	$120.1
Less:
Selling, general and administrative expense					43.0
Income taxes (includes $3.5 related to affiliates' earnings)					16.8
Net income from continuing operations					$60.3

Discontinued Operations, Net of Taxes
Net income from discontinued operations, net of taxes					$7.7
Gain on sale of discontinued operations, net of taxes					—
Total discontinued operations, net of taxes					$7.7

Net income					$68.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$26.8	$—	$—	$—	$26.8
Residual sharing income	0.1	—	0.3	—	0.4
Non-remarketing net gains (1)	5.2	0.5	—	—	5.7
	$32.1	$0.5	$0.3	$—	$32.9

Capital Expenditures
Portfolio investments and capital additions	$105.3	$73.7	$—	$1.2	$180.2

Selected Balance Sheet Data at December 31, 2019
Investments in affiliated companies	$0.2	$—	$512.4	$—	$512.6
Identifiable assets from continuing operations	$5,646.7	$1,486.7	$653.7	$206.9	$7,994.0
Identifiable assets from discontinued operations	$—	$—	$—	$—	$291.1
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2020
Revenues
Lease revenue	$422.1	$117.4	$0.5	$—	$540.0
Marine operating revenue	—	—	6.6	—	6.6
Other revenue	49.1	3.9	0.3	—	53.3
Total Revenues	471.2	121.3	7.4	—	599.9
Expenses
Maintenance expense	143.3	24.8	—	—	168.1
Marine operating expense	—	—	7.3	—	7.3
Depreciation expense	128.0	31.3	2.7	—	162.0
Operating lease expense	25.8	—	—	—	25.8
Other operating expense	14.2	3.3	0.2	—	17.7
Total Expenses	311.3	59.4	10.2	—	380.9
Other Income (Expense)
Net gain on asset dispositions	32.0	0.3	1.1	—	33.4
Interest (expense) income, net	(67.8)	(22.1)	(5.9)	2.9	(92.9)
Other expense	(2.1)	(6.2)	—	(2.7)	(11.0)
Share of affiliates' pre-tax income	—	—	46.4	—	46.4
Segment profit	$122.0	$33.9	$38.8	$0.2	$194.9
Less:
Selling, general and administrative expense					83.8
Income taxes (includes $9.1 related to affiliates' earnings)					26.9
Net income from continuing operations					$84.2

Discontinued operations, net of taxes
Net loss from discontinued operations, net of taxes					$(2.2)
Gain on sale of discontinued operations, net of taxes					3.6
Total discontinued operations, net of taxes					$1.4

Net income					$85.6

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$31.3	$—	$0.1	$—	$31.4
Residual sharing income	0.2	—	1.0	—	1.2
Non-remarketing net gains (1)	0.5	0.3	—	—	0.8
	$32.0	$0.3	$1.1	$—	$33.4

Capital Expenditures
Portfolio investments and capital additions	$270.5	$119.2	$0.3	$1.5	$391.5
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2019
Revenues
Lease revenue	$439.7	$106.1	$0.5	$—	$546.3
Marine operating revenue	—	—	2.5	—	2.5
Other revenue	49.8	3.8	0.4	—	54.0
Total Revenues	489.5	109.9	3.4	—	602.8
Expenses
Maintenance expense	135.8	23.3	—	—	159.1
Marine operating expense	—	—	8.6	—	8.6
Depreciation expense	128.7	28.2	3.3	—	160.2
Operating lease expense	27.4	—	—	—	27.4
Other operating expense	12.8	2.8	0.2	—	15.8
Total Expenses	304.7	54.3	12.1	—	371.1
Other Income (Expense)
Net gain on asset dispositions	40.3	0.9	0.6	—	41.8
Interest (expense) income, net	(68.3)	(20.0)	(5.5)	3.2	(90.6)
Other expense	(2.6)	(0.4)	—	(0.6)	(3.6)
Share of affiliates' pre-tax income	—	—	37.8	—	37.8
Segment profit	$154.2	$36.1	$24.2	$2.6	$217.1
Less:
Selling, general and administrative expense					87.0
Income taxes (includes $7.0 related to affiliates' earnings)					28.6
Net income from continuing operations					$101.5

Discontinued operations, net of taxes
Net income from discontinued operations, net of taxes					$8.0
Gain on sale of discontinued operations, net of taxes					—
Total discontinued operations, net of taxes					$8.0

Net income					$109.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$36.5	$—	$—	$—	$36.5
Residual sharing income	0.2	—	0.6	—	0.8
Non-remarketing net gains (1)	3.6	0.9	—	—	4.5
	$40.3	$0.9	$0.6	$—	$41.8

Capital Expenditures
Portfolio investments and capital additions	$204.3	$106.8	$—	$1.9	$313.0
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 16. Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business for approximately $260 million in cash, subject to customary post-closing adjustments. The ASC business is reported as discontinued operations as of June 30, 2020 and for the three and six months ended June 30, 2020. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation.

Accordingly, the results of operations from our ASC business and gain on sale of ASC are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the periods ended June 30, 2020 and 2019, and the related assets and liabilities are classified as assets and liabilities of discontinued operations as of June 30, 2020 and December 31, 2019 in the accompanying balance sheets. We recognized a net gain of $3.6 million, net of taxes, during the second quarter of 2020 in connection with this sale.

The following table shows the financial results of our discontinued operations (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues	$17.7	$61.9	$27.2	$73.6
Expenses
Operating expense	15.4	44.5	22.5	52.3
Depreciation expense	1.7	3.5	1.7	3.5
Selling, general and administrative expense	0.8	2.1	2.8	4.2
Total Expenses	17.9	50.1	27.0	60.0
Other expense	(1.5)	(1.8)	(3.0)	(3.2)
(Loss) Income from Discontinued Operations Before Taxes	$(1.7)	$10.0	$(2.8)	$10.4
Income tax benefit (expense)	0.4	(2.3)	0.6	(2.4)
(Loss) Income from Discontinued Operations, Net of Taxes	$(1.3)	$7.7	$(2.2)	$8.0
Gain on Sale of Discontinued Operations, Net of Taxes	3.6	—	3.6	—
Discontinued Operations, Net of Taxes	$2.3	$7.7	$1.4	$8.0

The following table shows the assets and liabilities of the discontinued ASC business (in millions):

	June 30	December 31
	2020	2019
Assets of Discontinued Operations:
Rent and other receivables	$—	$21.2
Operating assets and facilities, net	—	249.9
Other	—	20.0
Total Assets of Discontinued Operations	$—	$291.1

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$—	$29.7
Deferred income taxes	—	35.8
Other	—	4.0
Total Liabilities of Discontinued Operations	$—	$69.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows cash flow information for our discontinued operations (in millions):

	Six Months Ended June 30
	2020	2019
Net Cash Used In Operating Activities	$(8.5)	$(4.8)
Net Cash Provided By (Used In) Investing Activities (1)	238.3	(18.4)
Net Cash Provided By Financing Activities	21.8	23.2
Cash provided by discontinued operations, net	$251.6	$—

________

(1)	Net cash provided by investing activities for the six months ended June 30, 2020 includes proceeds from the sale of ASC of $256.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment. On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See "Note 16. Discontinued Operations" in Item 1 of this Form 10-Q for additional information.

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2020. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Disease 2019 ("COVID-19")

COVID-19 negatively impacted all of our business segments in the second quarter. We expect COVID-19 will continue to have negative impacts on our operating results in future periods, the magnitude and duration of which are still uncertain. To limit the spread of COVID-19, governments have taken various actions, including travel bans and restrictions, the issuance of stay-at-home orders, and social distancing guidelines. These actions caused many businesses to reduce or suspend operations, negatively impacting economic conditions and many of the markets we serve. While certain of these restrictions were eased during the second quarter, some have been subsequently reinstated, and the economy continues to be impacted by the effects of COVID-19. Our top priorities are ensuring the health and safety of our global workforce and serving our various stakeholders with minimal disruptions.

Across our operating segments, we have implemented business continuity and crisis management plans. We have a strong liquidity position, solid balance sheet, and access to capital which we expect will enable GATX to effectively manage through the COVID-19 pandemic. We have no outstanding debt maturities due until June 2021. The COVID-19 pandemic continues to evolve rapidly, including the scope and duration of disruptions and the pace and timing of the eventual recovery. Given the highly uncertain global outlook and lack of near-term visibility, we are not providing full-year 2020 earnings guidance at this time.

Rail North America & Rail International

Industry railcar loadings have declined as the impact of COVID-19 has disrupted global manufacturing, supply chains, and consumer spending. While COVID-19 has not had a material impact on our global rail operations to date, we expect the reduction in economic activity to continue to impact our customers, which we expect, in turn, to impact the demand for our global railcar fleet.

Rail freight transportation and railcar repair have been deemed essential businesses globally. Our rail operations teams have initiated COVID-19 preparation and response programs to ensure the health and safety of our employees while continuing to provide critical railcar maintenance services. While our railcar repair facilities continue to operate, some have periodically reduced operating levels or closed on a temporary basis, and future disruptions may occur as the impacts of COVID-19 continue.

Rolls-Royce & Partners Finance Joint Ventures ("RRPF affiliates")

Global air travel continues to be significantly impacted by COVID-19. In response to the drastic decline in demand, airlines have reduced system-wide capacity and grounded large portions or all of their fleets. Although some flight operations resumed in a limited capacity during the second quarter, air travel remains significantly below pre-COVID-19 levels. Many airlines are currently focused on managing their near-term liquidity positions, restructuring operations, and obtaining government financial support. While the major reduction in global air travel and the disruption across the aviation industry has not had a material impact on the profitability of our aircraft spare engine leasing business and operating results to date, we expect that it will have a negative impact on our future operating results, the magnitude and duration of which are still uncertain.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Segment Revenues
Rail North America	$235.5	$241.2	$471.2	$489.5
Rail International	61.2	55.7	121.3	109.9
Portfolio Management	3.8	0.6	7.4	3.4
	$300.5	$297.5	$599.9	$602.8
Segment Profit
Rail North America	$50.0	$85.8	$122.0	$154.2
Rail International	20.0	21.3	33.9	36.1
Portfolio Management	19.3	11.9	38.8	24.2
	89.3	119.0	194.7	214.5
Less:
Selling, general and administrative expense	43.4	43.0	83.8	87.0
Unallocated interest (income) expense	(1.6)	(1.5)	(2.9)	(3.2)
Other, including eliminations	1.0	0.4	2.7	0.6
Income taxes (includes $4.8 and $3.5 QTR and $9.1 and $7.0 YTD related to affiliates' earnings)	9.5	16.8	26.9	28.6
Net Income from Continuing Operations (GAAP)	$37.0	$60.3	$84.2	$101.5

Discontinued Operations, Net of Taxes
Net (loss) income from discontinued operations, net of taxes	$(1.3)	$7.7	$(2.2)	$8.0
Gain on sale of discontinued operation, net of taxes	3.6	—	3.6	—
Income from Discontinued Operations, Net of Taxes	$2.3	$7.7	$1.4	$8.0

Net Income (GAAP)	$39.3	$68.0	$85.6	$109.5

Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$37.0	$57.5	$84.2	$98.7
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	2.3	7.7	1.4	8.0
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$39.3	$65.2	$85.6	$106.7

Diluted earnings per share from continuing operations (GAAP)	$1.05	$1.65	$2.38	$2.75
Diluted earnings per share from discontinued operations (GAAP)	0.06	0.21	0.04	0.22
Diluted earnings per share from consolidated operations (GAAP)	$1.11	$1.86	$2.42	$2.97

Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$1.05	$1.57	$2.38	$2.67
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	0.06	0.21	0.04	0.22
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$1.11	$1.78	$2.42	$2.89

Investment Volume	$210.5	$180.2	$391.5	$313.0

The following table shows our return on equity ("ROE") for the trailing 12 months ended June 30:

	2020	2019
Return on Equity (GAAP)	10.1%	11.3%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	11.8%	12.4%
_________

(1)	See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income from continuing operations for the first six months of 2020 was $84.2 million, or $2.38 per diluted share, compared to $101.5 million, or $2.75 per diluted share, in 2019. Results for the six months ended June 30, 2019 included a net deferred tax benefit of $2.8 million, or $0.08 per diluted share, related to an enacted corporate income tax rate decrease in Alberta, Canada (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of this item, net income from continuing operations decreased $14.5 million compared to the prior year, largely due to lower asset disposition gains at Rail North America, higher maintenance expenses, and lower lease revenue, partially offset by higher affiliate income.

Net income from continuing operations for the second quarter of 2020 was $37.0 million, or $1.05 per diluted share, compared to $60.3 million, or $1.65 per diluted share, in 2019. Results for the three months ended June 30, 2019 included a net deferred tax benefit of $2.8 million, or $0.08 per diluted share, related to an enacted corporate income tax rate decrease in Alberta, Canada (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of this item, net income from continuing operations decreased $20.5 million compared to the prior year, largely due to lower asset disposition gains at Rail North America, higher maintenance expenses, and lower lease revenue, partially offset by higher affiliate income and repair revenue.

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

RAIL NORTH AMERICA

Segment Summary

During the quarter ended June 30, 2020, COVID-19 negatively impacted the North American rail market, as industry carloadings across commodity types continued to decline in response to the dramatic reduction in overall economic activity. Railcar lessors are competing aggressively to place new and existing railcars, resulting in significant pressure on lease rates. Despite this, our commercial team continued to deploy railcars and displace competitors, resulting in fleet utilization of 98.7% at the end of the quarter. As a result of COVID-19, Rail North America received lease restructuring requests as some customers sought to lower costs and, in certain cases, reduce the size of their fleets. However, restructuring requests that were approved did not have a significant impact on Rail North America's financial results. Railcar repair facilities continued to operate, but some had to reduce operating levels periodically or close on a temporary basis, resulting in operating disruptions in the quarter. Rail North America expects ongoing pressure on future railcar utilization, lease rates, maintenance expense, and other key performance metrics, the magnitude and duration of which are still uncertain.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues
Lease revenue	$210.0	$218.8	$422.1	$439.7
Other revenue	25.5	22.4	49.1	49.8
Total Revenues	235.5	241.2	471.2	489.5

Expenses
Maintenance expense	70.4	67.0	143.3	135.8
Depreciation expense	64.4	64.4	128.0	128.7
Operating lease expense	12.5	13.7	25.8	27.4
Other operating expense	7.6	6.4	14.2	12.8
Total Expenses	154.9	151.5	311.3	304.7

Other Income (Expense)
Net gain on asset dispositions	5.2	32.1	32.0	40.3
Interest expense, net	(34.5)	(34.1)	(67.8)	(68.3)
Other expense	(1.3)	(1.9)	(2.1)	(2.6)
Segment Profit	$50.0	$85.8	$122.0	$154.2

Investment Volume	$159.6	$105.3	$270.5	$204.3

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Railcars	$185.7	$191.2	$373.5	$383.5
Boxcars	17.1	18.4	33.5	37.8
Locomotives	7.2	9.2	15.1	18.4
Total	$210.0	$218.8	$422.1	$439.7

Rail North America Fleet Data

At June 30, 2020, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 102,900 cars, and fleet utilization was 98.7%, compared to 99.0% at the end of the prior quarter, and 99.5% at June 30, 2019. Fleet utilization for our approximately 15,000 boxcars was 94.6% at June 30, 2020, compared to 94.6% at the end of the prior quarter, and 94.1% at June 30, 2019. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the second quarter of 2020, an average of approximately 101,600 railcars, excluding boxcars, were on lease, compared to 101,700 in the prior quarter and 104,100 for the quarter ended June 30, 2019. Changes in railcars on lease compared to prior periods are impacted by the number of new railcars purchased under our supply agreements or in the secondary market and the disposition of railcars that were sold or scrapped.

As of June 30, 2020, leases for approximately 9,300 tank cars and freight cars and approximately 2,200 boxcars are scheduled to expire over the remainder of 2020. These amounts exclude railcars on leases expiring in 2020 that have already been renewed or assigned to a new lessee.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2019	September 30 2019	December 31 2019	March 31 2020	June 30 2020
Beginning balance	104,830	103,554	103,255	102,845	102,558
Cars added	661	902	965	883	1,220
Cars scrapped	(377)	(513)	(620)	(389)	(570)
Cars sold	(1,560)	(688)	(755)	(781)	(317)
Ending balance	103,554	103,255	102,845	102,558	102,891
Utilization rate at quarter end	99.5%	99.2%	99.3%	99.0%	98.7%
Average active railcars	104,089	102,653	102,309	101,668	101,600

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	June 30 2019	September 30 2019	December 31 2019	March 31 2020	June 30 2020
Ending balance	15,921	15,803	15,264	15,026	14,936
Utilization	94.1%	93.5%	95.0%	94.6%	94.6%

Lease Price Index

Our Lease Price Index ("LPI") is an internally-generated business indicator that measures lease rate pricing on renewals for our North American railcar fleet, excluding boxcars. We calculate the index using the weighted-average lease rate for a group of railcar types that we believe best represents our overall North American fleet, excluding boxcars. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate, weighted by fleet composition. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI, weighted by fleet composition.

During the second quarter of 2020, the renewal rate change of the LPI was negative 28.0%, compared to negative 11.6% in the prior quarter, and negative 2.8% in the second quarter of 2019. Lease terms on renewals for cars in the LPI averaged 31 months in the current quarter, compared to 31 months in the prior quarter, and 40 months in the second quarter of 2019. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 71.8% in the current quarter, compared to 74.6% in the prior quarter, and 85.3% in the second quarter of 2019. The renewal success rate is an important metric because railcars returned by our customers may incur additional maintenance and freight costs prior to being leased to new customers.

Comparison of the First Six Months of 2020 to the First Six Months of 2019

Segment Profit

In the first six months of 2020, segment profit of $122.0 million decreased 20.9% compared to $154.2 million for the same period in the prior year. The decrease was driven by lower lease revenue, lower net gains on asset dispositions in the current year, and lower lease termination fees, partially offset by higher repair revenue. The timing of asset remarketing income varies throughout the year.

Revenues

In the first six months of 2020, lease revenue decreased $17.6 million, or 4.0%, a result of fewer railcars and locomotives on lease and lower average lease rates. Other revenue decreased $0.7 million, due to lower lease termination fees, offset by higher repair revenue.

Expenses

In the first six months of 2020, maintenance expense increased $7.5 million, driven by higher assignment-related costs and more tank qualifications performed. Depreciation expense decreased $0.7 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $1.6 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $1.4 million due to higher switching, freight, and storage costs.

Other Income (Expense)

In the first six months of 2020, net gain on asset dispositions decreased $8.3 million, due to fewer railcars sold and lower net scrapping gains. Net interest expense decreased $0.5 million, driven by the absence of fees associated with a secured credit facility terminated in the prior year, partially offset by a higher average debt balance. Other expense decreased $0.5 million, primarily due to the absence of costs related to the early termination of a secured credit facility.

Investment Volume

During the first six months of 2020, investment volume was $270.5 million compared to $204.3 million in the same period in 2019. We acquired 1,917 newly built railcars and purchased 156 railcars in the secondary market in the first six months of 2020, compared to 930 newly built railcars and 366 railcars purchased in the secondary market in the same period in 2019.

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

Comparison of the Second Quarter of 2020 to the Second Quarter of 2019

Segment Profit

In the second quarter of 2020, segment profit of $50.0 million decreased 41.7% compared to $85.8 million for the same period in the prior year. The decrease was primarily driven by lower asset disposition gains and lower lease revenue. The timing of asset remarketing income varies throughout the year.

Revenues

In the second quarter of 2020, lease revenue decreased $8.8 million, or 4.0%, primarily due to fewer railcars on lease across railcar categories. Other revenue increased $3.1 million, driven by higher repair revenue.

Expenses

In the second quarter of 2020, maintenance expense increased $3.4 million, primarily due to higher assignment-related costs and more tank qualifications performed. Operating lease expense decreased $1.2 million, due to the purchase of railcars previously on operating leases. Other operating expense increased $1.2 million due to higher switching, freight, and storage costs.

Other Income (Expense)

In the second quarter of 2020, net gain on asset dispositions decreased $26.9 million, attributable to fewer railcars sold and lower net scrapping gains in the current year. Net interest expense increased $0.4 million, driven by a higher average interest rate and higher average debt balance, partially offset by the absence of fees associated with a secured credit facility terminated in the prior year.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first six months of 2020. GRE experienced small lease renewal rate increases in the quarter, as demand for railcars in Europe remained stable. COVID-19 did not have a material impact on GRE's second quarter operating results. However, GRE experienced additional delays in new railcar investments due to COVID-19 related interruptions at railcar manufacturing facilities. Customer lease restructuring requests increased in the quarter, some of which GRE granted with minimal impact to the financial results. GRE expects ongoing pressure on future railcar utilization and lease rates, the magnitude and duration of which are still uncertain.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues
Lease revenue	$59.1	$53.9	$117.4	$106.1
Other revenue	2.1	1.8	3.9	3.8
Total Revenues	61.2	55.7	121.3	109.9

Expenses
Maintenance expense	11.9	11.2	24.8	23.3
Depreciation expense	15.8	14.2	31.3	28.2
Other operating expense	1.5	1.3	3.3	2.8
Total Expenses	29.2	26.7	59.4	54.3

Other Income (Expense)
Net gain on asset dispositions	0.2	0.5	0.3	0.9
Interest expense, net	(11.5)	(10.1)	(22.1)	(20.0)
Other (expense) income	(0.7)	1.9	(6.2)	(0.4)
Segment Profit	$20.0	$21.3	$33.9	$36.1

Investment Volume	$49.9	$73.7	$119.2	$106.8

GRE Fleet Data

Railcar utilization for GRE was 98.4% at June 30, 2020, compared to 98.5% at the end of the prior quarter and 98.9% at June 30, 2019. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

The following table shows fleet activity for GRE railcars for the quarter ended:

	June 30 2019	September 30 2019	December 31 2019	March 31 2020	June 30 2020
Beginning balance	23,531	23,967	24,211	24,561	25,352
Cars added	491	325	416	871	423
Cars scrapped or sold	(55)	(81)	(66)	(80)	(70)
Ending balance	23,967	24,211	24,561	25,352	25,705
Utilization rate at quarter end	98.9%	99.4%	99.3%	98.5%	98.4%
Average active railcars	23,480	23,877	24,216	24,622	25,100

\

Comparison of the First Six Months of 2020 to the First Six Months of 2019

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first six months of 2020, a weaker euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $2.7 million and segment profit, excluding other income (expense), by approximately $1.1 million compared to the same period in 2019.

Segment Profit

In the first six months of 2020, segment profit of $33.9 million decreased 6.1% compared to $36.1 million for the same period in the prior year. The decrease was largely due to the negative impact of changes in foreign exchange rates on non-functional currency items and the negative impact of foreign exchange rates, as well as higher depreciation expense, partially offset by higher lease revenue from more railcars on lease.

Revenues

In the first six months of 2020, lease revenue increased $11.3 million, or 10.7%, due to more railcars on lease, partially offset by the impact of foreign exchange rates.

Expenses

In the first six months of 2020, maintenance expense increased $1.5 million, primarily due to higher wheelset costs and other repairs, partially offset by the impact of foreign exchange rates. Depreciation expense increased $3.1 million, resulting from the impact of new railcars added to the fleet, partially offset by the impact of foreign exchange rates.

Other Income (Expense)

In the first six months of 2020, net gain on asset dispositions decreased $0.6 million, attributable to lower railcar scrapping gains. Net interest expense increased $2.1 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense increased $5.8 million, driven by the negative impact of changes in foreign exchange rates on non-functional currency items and higher net litigation costs related to the Viareggio matter, which reflected the absence of insurance proceeds received in the prior year.

Investment Volume

During the first six months of 2020, investment volume was $119.2 million compared to $106.8 million in the same period in 2019. In the first six months of 2020, GRE acquired 863 newly built railcars and purchased 431 railcars in the secondary market and Rail India acquired 229 railcars compared to 676 newly built railcars at GRE, 707 railcars at Rail India and 26 railcars at Rail Russia for the same period in 2019.

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

Comparison of the Second Quarter of 2020 to the Second Quarter of 2019

Foreign Currency

Rail International's reported financial results are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the second quarter of 2020, a weaker euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $1.2 million and segment profit, excluding other income (expense), by approximately $0.4 million compared to the same period in 2019.

Segment Profit

In the second quarter of 2020, segment profit of $20.0 million decreased 6.1% compared to $21.3 million for the same period in the prior year. The decrease was largely due to higher net litigation costs related to the Viareggio matter, higher interest expense, and higher depreciation expense, partially offset by higher lease revenue from more railcars on lease.

Revenues

In the second quarter of 2020, lease revenue increased $5.2 million, or 9.6%, due to more railcars on lease, partially offset by the impact of foreign exchange rates.

Expenses

In the second quarter of 2020, maintenance expense increased $0.7 million, driven by higher wheelset costs and other repairs, partially offset by the impact of foreign exchange rates. Depreciation expense increased $1.6 million due to new railcars added to the fleet, partially offset by the impact of foreign exchange rates.

Other Income (Expense)

In the second quarter of 2020, net gain on asset dispositions decreased $0.3 million, attributable to lower railcar scrapping gains. Net interest expense increased $1.4 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense increased $2.6 million, largely due to higher net litigation costs related to the Viareggio matter, resulting from the absence of insurance proceeds received in the prior year, as well as the negative impact of changes in foreign exchange rates on non-functional currency items.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $46.0 million and $22.6 million for the six months and three months ended June 30, 2020, compared to $37.8 million and $19.6 million for the same periods in 2019. As of June 30, 2020, the RRPF affiliates owned 470 aircraft spare engines with a net book value of $4,897.9 million, compared to 478 aircraft spare engines with a net book value of $5,007.0 million at March 31, 2020 and 461 aircraft spare engines with a net book value of $4,537.8 million at June 30, 2019.

COVID-19 continued to severely impact global air travel in the second quarter. As a result, RRPF has granted significant rent deferrals and continues to receive restructuring requests from its customers. Despite this, RRPF maintained strong utilization, with 95.1% of its engines on lease at the end of the quarter, and is focused on preserving a strong liquidity position in the current environment. RRPF continues to expect pressure on both engine utilization and lease rates, which will impact future operating results, the magnitude and duration of which are still uncertain.

Portfolio Management also owns marine assets, consisting of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"). During the second quarter of 2019, the prior commercial management agreement with Norgas Carriers Private Limited, and related pooling arrangement, was terminated, and we entered into a new agreement with Anthony Veder Group B.V. ("Veder") to commercially manage these vessels. The Specialized Gas Vessels are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short-term spot contracts for major oil and chemical customers worldwide.

COVID-19 had a significant impact on the gas shipping market in the second quarter. Demand for vessels remained low, and competition for available opportunities put significant pressure on both rates and utilization. This trend is expected to continue and will likely have a negative impact on future results, the magnitude and duration of which are still uncertain.

Portfolio Management's total asset base was $676.3 million at June 30, 2020, compared to $657.3 million at March 31, 2020, and $628.8 million at June 30, 2019.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues
Lease revenue	$0.2	$0.2	$0.5	$0.5
Marine operating revenue	3.3	0.1	6.6	2.5
Other revenue	0.3	0.3	0.3	0.4
Total Revenues	3.8	0.6	7.4	3.4

Expenses
Marine operating expense	3.2	4.0	7.3	8.6
Depreciation expense	1.4	1.7	2.7	3.3
Other operating expense	0.1	0.1	0.2	0.2
Total Expenses	4.7	5.8	10.2	12.1

Other Income (Expense)
Net gain on asset dispositions	0.6	0.3	1.1	0.6
Interest expense, net	(3.0)	(2.8)	(5.9)	(5.5)
Share of affiliates' pre-tax income	22.6	19.6	46.4	37.8
Segment Profit	$19.3	$11.9	$38.8	$24.2

Investment Volume	$—	$—	$0.3	$—

The following table shows the net book values of Portfolio Management's assets (in millions):

	June 30 2019	September 30 2019	December 31 2019	March 31 2020	June 30 2020
Investment in RRPF Affiliates	$495.6	$506.5	$512.4	$532.2	$551.2
Owned assets	133.2	133.1	141.3	125.1	125.1
Managed assets (1)	28.5	26.6	24.8	22.9	21.0
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

Engine utilization for the RRPF affiliates was 95.1% at June 30, 2020, compared to 95.8% at the end of the prior quarter and 97.0% at June 30, 2019. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2019	September 30 2019	December 31 2019	March 31 2020	June 30 2020
Beginning balance	462	461	456	478	478
Engine acquisitions	3	5	27	8	2
Engine dispositions	(4)	(10)	(5)	(8)	(10)
Ending balance	461	456	478	478	470
Utilization rate at quarter end	97.0%	95.6%	96.9%	95.8%	95.1%

Comparison of the First Six Months of 2020 to the First Six Months of 2019

Segment Profit

In the first six months of 2020, segment profit was $38.8 million, compared to $24.2 million for the same period in the prior year. The increase reflects stronger results at the RRPF affiliates, as well as an improved contribution from the Specialized Gas Vessels.

Revenues

In the first six months of 2020, lease revenue was comparable to the same period in the prior year. Marine operating revenue increased $4.1 million, due to higher utilization and increased charter rates from the Specialized Gas Vessels.

Expenses

In the first six months of 2020, marine operating expense decreased $1.3 million, due to lower operating expenses and management fees for the Specialized Gas Vessels. The lower management fees were a result of the change in commercial manager.

Other Income (Expense)

In the first six months of 2020, income from our share of affiliates' earnings increased $8.6 million, driven by higher disposition gains and increased residual realization. Operating income was lower, as the positive impact from more engines on lease was more than offset by higher depreciation expense.

Comparison of the Second Quarter of 2020 to the Second Quarter of 2019

Segment Profit

In the second quarter of 2020, segment profit was $19.3 million, compared to $11.9 million in the prior year period. The increase reflects stronger results at the RRPF affiliates, as well as an improved contribution from the Specialized Gas Vessels.

Revenues

In the second quarter of 2020, lease revenue was comparable to the same period in 2019. Marine operating revenue increased $3.2 million, due to higher utilization and increased charter rates from the Specialized Gas Vessels.

Expenses

In the second quarter of 2020, marine operating expense decreased $0.8 million, due to lower operating expenses and management fees for the Specialized Gas Vessels. The lower management fees were a result of the change in commercial manager.

Other Income (Expense)

In the second quarter of 2020, income from our share of affiliates' earnings increased $3.0 million, driven by higher disposition gains and increased residual realization. Operating income was lower, as the positive impact from more engines on lease was more than offset by higher depreciation expense.

OTHER

Other comprises selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Selling, general and administrative expense	$43.4	$43.0	$83.8	$87.0
Unallocated interest (income) expense	(1.6)	(1.5)	(2.9)	(3.2)
Other expense (income), including eliminations	1.0	0.4	2.7	0.6

SG&A, Unallocated Interest and Other

SG&A decreased $3.2 million for the first six months of 2020 compared to the same period in the prior year. The decrease was driven by lower employee compensation expenses and lower discretionary expenses as a result of COVID-19.

SG&A increased $0.4 million for the second quarter of 2020 compared to the same period in the prior year. The increase was largely due to higher employee benefit costs, offset by lower discretionary expenses as a result of COVID-19.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations increased $2.1 million for the first six months of 2020 compared to the same period in the prior year. The increase was primarily due to higher non-service pension expense in the current year, as well as the negative impact of foreign exchange rates on a foreign pension plan.

Other expense (income), including eliminations increased $0.6 million for the second quarter of 2020 compared to the same period in the prior year, driven by higher non-service pension expense in the current year.

Consolidated Income Taxes

See "Note 10. Income Taxes" in Part I, Item 1 of this Form 10-Q.

DISCONTINUED OPERATIONS

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As such, the ASC business is reported as discontinued operations as of June 30, 2020. See "Note 16. Discontinued Operations" in Item 1 of this Form 10-Q for additional information. Applicable amounts in the prior year have been recast to conform to this presentation. The ASC business comprises the entirety of GATX's discontinued operations. Comparison of year over year results is impacted by the timing of the sale of the ASC business in the current year.

The following table shows the components of discontinued operations, net of taxes (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Discontinued operations, net of taxes
Net (loss) income from discontinued operations, net of taxes	$(1.3)	$7.7	$(2.2)	$8.0
Gain on sale of discontinued operations, net of taxes	3.6	—	3.6	—
Discontinued operations, net of taxes	$2.3	$7.7	$1.4	$8.0

In the first six months of 2020, net loss from discontinued operations, net of taxes, was $2.2 million, compared to net income of $8.0 million for the same period in the prior year. In the second quarter of 2020, net loss from discontinued operations, net of taxes, was $1.3 million, compared to net income of $7.7 million for the same period in the prior year. Both variances were driven by lower volume, primarily resulting from the impacts of COVID-19, as well as the timing of the sale of the ASC business in the second quarter of 2020.

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

While COVID-19 has negatively impacted all of our business segments, the impact on our financial results for the three and six months ended June 30, 2020 was not significant. We expect COVID-19 will continue to have negative impacts on our operating and financial results in future periods, the magnitude and duration of which are still uncertain. We also expect COVID-19 to have an ongoing negative impact on our customers, including their ability to make their lease payments timely, as well as their willingness to renew existing leases or enter into new lease contracts. During the second quarter, we received specific requests from customers for relief through deferral of lease payments, lease rate reductions, and new car order postponement. While we granted certain requests, the impact on our financial results was limited. However, this places increasing pressure on our cash flow and liquidity. We have a strong liquidity position, solid balance sheet, and access to capital that we expect will enable GATX to effectively manage through the COVID-19 pandemic. As of June 30, 2020, we had an unrestricted cash balance of $492.9 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2022 and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2024, both of which are fully available as of June 30, 2020. In addition, we have no outstanding debt maturities due until June 2021.

The following table shows our principal sources and uses of cash from continuing operations for the six months ended June 30 (in millions):

	2020	2019
Principal sources of cash
Net cash provided by operating activities	$199.3	$180.6
Portfolio proceeds	89.6	133.5
Other asset sales	12.8	14.6
Proceeds from issuance of debt, commercial paper, and credit facilities	1,348.0	549.5
Total	$1,649.7	$878.2

Principal uses of cash
Portfolio investments and capital additions	$(391.5)	$(313.0)
Repayments of debt, commercial paper, and credit facilities	(1,110.1)	(244.8)
Payments on finance lease obligations	(7.9)	(0.6)
Stock repurchases	—	(82.4)
Dividends	(36.4)	(36.2)
Total	$(1,545.9)	$(677.0)

Net cash provided by operating activities for the first six months of 2020 was $199.3 million, an increase of $18.7 million compared to the same period in 2019. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for employee compensation costs, SG&A expenses, and other operating expenses were partially offset by higher payments for interest expense and income taxes.

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $89.6 million for the six months of 2020 decreased by $43.9 million from the prior year, primarily due to lower proceeds from railcar and locomotive sales at Rail North America.

Proceeds from the issuance of debt for the six months ended June 30, 2020 were $1,348.0 million (net of hedges and debt issuance costs). In the first six months of 2020, we issued a $500 million 10-year unsecured note with a 4.00% interest rate in the U.S. and entered into a €100 million 5-year bilateral term loan with a 1.00% interest rate in Europe. In addition, we entered into a $500 million, 364-day, floating rate term loan and drew the full $250 million on our 3-year credit facility, both of which were subsequently repaid.

Debt repayments of $1,110.1 million for the first six months of 2020 were $865.3 million higher than prior year. Repayments in the current year consisted of $350 million of scheduled maturity payments, the prepayment of our $500 million, 364-day, floating rate term loan and the repayment of the $250 million drawn on our 3-year credit facility.

Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. Portfolio investments and capital additions of $391.5 million for the first six months of 2020 increased $78.5 million compared to 2019, due to more railcars acquired at Rail International and Rail North America.

Proceeds from the sale of ASC in the second quarter of 2020 were $256.5 million. The proceeds from this sale were used to repay the $250 million drawn on our 3-year credit facility.

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the six months ended June 30, 2020, compared to 1.1 million shares of common stock for $83.3 million during the same period in 2019. Actual cash payments in any period consist of those transactions that settled during the current period. As of June 30, 2020, $150.0 million remained available under the repurchase authorization.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2020 (in millions):

	Payments Due by Period
	Total	2020 (1)	2021	2022	2023	2024	Thereafter
Recourse debt	$5,076.9	$—	$600.0	$250.0	$250.0	$530.3	$3,446.6
Interest on recourse debt (2)	2,006.6	99.1	185.6	169.1	157.7	145.5	1,249.6
Commercial paper and credit facilities	5.9	5.9	—	—	—	—	—
Finance lease obligations, including interest	31.8	31.8	—	—	—	—	—
Operating lease obligations	441.5	18.5	56.7	51.8	49.8	46.9	217.8
Purchase commitments (3)	1,573.6	419.5	415.5	366.0	372.6	—	—
Total	$9,136.3	$574.8	$1,257.8	$836.9	$830.1	$722.7	$4,914.0
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2020.

(3)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of June 30, 2020, all 8,950 railcars have been ordered, of which 7,907 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At June 30, 2020, 1,448 railcars have been ordered, of which 544 railcars have been delivered, pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of June 30, 2020, 3,391 railcars have been ordered, of which 1,359 have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the six months ended June 30, 2020:

Europe (1)
Balance as of June 30 (in millions)	$5.9
Weighted-average interest rate	0.6%
Euro/dollar exchange rate	1.12

Average daily amount outstanding year to date (in millions)	$17.4
Weighted-average interest rate	0.8%
Average Euro/dollar exchange rate	1.10

Average daily amount outstanding during 2nd quarter (in millions)	$16.2
Weighted-average interest rate	0.8%
Average Euro/dollar exchange rate	1.10

Maximum daily amount outstanding (in millions)	$30.9
Euro/dollar exchange rate	1.13
__________

(1)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in May 2024. This credit facility contains two one-year extension options from its then scheduled expiration date. As of June 30, 2020, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in May 2022 and also has two one-year extension options from its then scheduled expiration date. As of June 30, 2020, the full $250 million was available on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of June 30, 2020, €33.5 million was available under these credit facilities.

Restrictive Covenants

Our $600 million revolving credit facility and $250 million revolving credit facility contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our bank term loans have the same financial covenants as the facilities.

The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

At June 30, 2020, our European rail subsidiaries had outstanding term loan and private placement debt balances totaling €380.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facilities noted above.

At June 30, 2020, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of June 30, 2020, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(492.9)	$(570.7)	$(151.0)	$(48.6)	$(286.6)
Commercial paper and bank credit facilities	5.9	275.5	15.8	112.0	26.0
Recourse debt	5,047.5	5,043.7	4,780.4	4,580.2	4,832.5
Operating lease obligations	372.3	399.3	432.3	440.3	454.5
Finance lease obligations	31.8	—	7.9	—	10.6
Total debt and lease obligations, net of unrestricted cash	$4,964.6	$5,147.8	$5,085.4	$5,083.9	$5,037.0

Total recourse debt (1)	$4,964.6	$5,147.8	$5,085.4	$5,083.9	$5,037.0
Shareholders' Equity	$1,875.3	$1,831.0	$1,835.1	$1,786.5	$1,834.8
Recourse Leverage (2)	2.6	2.8	2.8	2.8	2.7
________

(1)	Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income (GAAP)	$39.3	$68.0	$85.6	$109.5
Less: Net income from discontinued operations (GAAP)	2.3	7.7	1.4	8.0
Net income from continuing operations (GAAP)	$37.0	$60.3	$84.2	$101.5

Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (1)	—	(2.8)	—	(2.8)
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$37.0	$57.5	$84.2	$98.7
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$2.3	$7.7	$1.4	$8.0
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$39.3	$65.2	$85.6	$106.7

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Diluted earnings per share from consolidated operations (GAAP)	$1.11	$1.86	$2.42	$2.97
Less: Diluted earnings per share from discontinued operations (GAAP)	0.06	0.21	0.04	0.22
Diluted earnings per share from continuing operations (GAAP)	$1.05	$1.65	$2.38	$2.75

Adjustments attributable to income from continuing operations, net of taxes:
Income tax rate change (1)	—	(0.08)	—	(0.08)
Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP)	$1.05	$1.57	$2.38	$2.67
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$0.06	$0.21	$0.04	$0.22
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$1.11	$1.78	$2.42	$2.89

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2020	2019
Net income (GAAP)	$187.3	$205.7
Less: Net income from discontinued operations (GAAP)	23.8	25.1
Net income from continuing operations (GAAP)	$163.5	$180.6

Adjustments attributable to pre-tax income from continuing operations:
Costs attributable to the closure of a maintenance facility at Rail International (2)	—	0.9
Total adjustments attributable to pre-tax income from continuing operations	$—	$0.9
Income taxes thereon, based on applicable effective tax rate	$—	$(0.3)
Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (1)	—	(2.8)
Impact of the Tax Cuts and Jobs Act of 2017 (3)	—	(16.7)
Foreign tax credit utilization (4)	—	(1.4)
Total other income tax adjustments attributable to income from continuing operations	$—	$(20.9)
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$163.5	$160.3

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (5)	(8.1)	—
Impact of the Tax Cuts and Jobs Act of 2017 (3)	—	0.2
Total adjustments attributable to discontinued operations, net of taxes	$(8.1)	$0.2
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$15.7	$25.3

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$179.2	$185.6

Return on Equity (GAAP)	10.1%	11.3%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (6)	11.8%	12.4%
_______
(1) Deferred income tax adjustment due to an enacted corporate income tax rate decrease in Alberta, Canada.
(2) Expenses related to the closure of a maintenance facility.
(3) Amount attributable to the impact of corporate income tax changes enacted by the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

(4)	Benefits attributable to the utilization of foreign tax credits.

(5)	Net casualty gain attributable to insurance recovery for a vessel at ASC.

(6)	Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Act, as described above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2019, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2019. The capital markets have been impacted by COVID-19, with recent debt transactions, although improving, generally having higher credit spreads than similar transactions in 2019 and early 2020.

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 14. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

The global COVID-19 pandemic has had an adverse impact on our businesses and financial performance, and the duration and extent of the pandemic could prolong or increase the adverse impact. We are unable to predict the extent to which the pandemic and measures taken in response to the pandemic will adversely affect our personnel, operations, commercial activity, asset values, financial position or liquidity in the future.

We depend on continued demand from our customers to lease or use our transportation assets and services and on our customers’ ability to pay for leased assets and services. The ongoing COVID-19 pandemic has caused, and is expected to continue to cause, the slowdown of economic activity around the world (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, a dramatic reduction in air travel, and significant volatility and disruption of financial markets. As a result, there has been reduced demand for leasing of certain railcar types and for aircraft spare engines, as well as downward pressure on asset utilization, lease rates and renewals, and asset disposition activity across our segments, which adversely affects our financial performance. Prolonged weakness in certain sectors of the global economy may make it difficult for us to lease certain types of our transportation assets that are returned either at lease end or due to customer bankruptcies or defaults. Additionally, there have been a number of requests from certain railcar- and aircraft spare engine-leasing customers for payment deferrals and rate restructurings, and we and our RRPF affiliates have made such accommodations for certain of those customers. Although these lease restructurings primarily provide for delays in the receipt of lease revenues, the pandemic may threaten the solvency of customers in certain industries and lead to an increase in customer bankruptcies. We are facing increased operational challenges from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people, raw materials and goods. The situation surrounding COVID-19 is fluid and, depending on how long markets remain disrupted, financial and market dynamics and volatility may heighten risks related to our financing activities. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position, and results of operations. Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the pandemic’s impact on our operations, financial performance, and liquidity, as well as its impact on our ability to successfully execute our business strategy, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, suppliers', and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in the global markets we serve and volatility in financial markets; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. As a result, we expect COVID-19 to continue to negatively impact our operating results in future periods. However, we are currently unable to provide any assurance as to the magnitude and duration of any such impact.

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

No share repurchases were completed during the second quarter of 2020. As of June 30, 2020, $150.0 million remained available under the repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2020 and 2019, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX's Form 8-K dated October 31, 2013, file number 1-2328.
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

Date: August 3, 2020