Form 10-Q
period 2020-09-30
GATX CORP
filed 2020-10-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

There were 35.0 million common shares outstanding at September 30, 2020.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our other filings with the Securities and Exchange Commission ("SEC"). The following factors, in addition to those discussed under "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

•the severity and duration of the global COVID-19 pandemic, including impacts of the pandemic and of businesses’, governments’, and suppliers' responses to the pandemic on our personnel, operations, commercial activity, supply chain,  the demand for our assets, the value of our assets and our liquidity
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our railcars and other transportation assets
•inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•a significant decline in customer demand for our assets or services, including as a result of:
◦weak macroeconomic conditions
◦weak market conditions in our customers' businesses
◦declines in harvest or production volumes
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations or efficiency
◦changes in railroad pricing and service offerings, including those related to "precision scheduled railroading"
◦changes in supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including geographic exposure and customer concentrations
◦other operational or commercial needs or decisions of our customers
◦customers' desire to buy, rather than lease, our transportation assets
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives

•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term railcar purchase commitments, including increased costs due to tariffs or trade disputes
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities
•operational and financial risks related to our affiliate investments, including the Rolls-Royce & Partners Finance joint ventures, and the durability and reliability of aircraft engines
•fluctuations in foreign exchange rates
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•asset impairment charges we may be required to recognize
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021
•competitive factors in our primary markets, including competitors with a significantly lower cost of capital than GATX
•risks related to our international operations and expansion into new geographic markets, including the inability to access railcar supply and the imposition of new or additional tariffs, quotas, or trade barriers
•changes in, or failure to comply with, laws, rules, and regulations
•inability to obtain cost-effective insurance
•environmental remediation costs
•potential obsolescence of our assets
•inadequate allowances to cover credit losses in our portfolio
•operational, functional and regulatory risks associated with severe weather events, climate change and natural disasters
•inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30	December 31
	2020	2019
Assets
Cash and Cash Equivalents	$459.8	$151.0
Receivables
Rent and other receivables	70.6	65.9
Finance leases (as lessor)	63.3	90.3
Less: allowance for losses	(6.2)	(6.2)
	127.7	150.0

Operating Assets and Facilities	10,070.2	9,523.5
Less: allowance for depreciation	(3,226.0)	(3,066.2)
	6,844.2	6,457.3
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	364.3	411.7
Finance leases, net of accumulated depreciation	—	8.9
	364.3	420.6

Investments in Affiliated Companies	582.5	512.6
Goodwill	84.2	81.5
Other Assets	227.6	221.0
Assets of Discontinued Operations	—	291.1
Total Assets	$8,690.3	$8,285.1

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$139.2	$119.4
Debt
Commercial paper and borrowings under bank credit facilities	13.5	15.8
Recourse	5,183.0	4,780.4
	5,196.5	4,796.2
Lease Obligations (as lessee)
Operating leases	368.0	429.4
Finance leases	—	7.9
	368.0	437.3

Deferred Income Taxes	936.4	888.5
Other Liabilities	120.2	139.1
Liabilities of Discontinued Operations	—	69.5
Total Liabilities	6,760.3	6,450.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,685,423 and 67,536,794 Outstanding shares — 34,981,666 and 34,833,037	41.9	41.8
Additional paid in capital	730.8	720.1
Retained earnings	2,682.0	2,601.3
Accumulated other comprehensive loss	(160.2)	(163.6)
Treasury stock at cost (32,703,757 and 32,703,757 shares)	(1,364.5)	(1,364.5)
Total Shareholders’ Equity	1,930.0	1,835.1
Total Liabilities and Shareholders’ Equity	$8,690.3	$8,285.1
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues
Lease revenue	$273.3	$270.5	$813.3	$816.8
Marine operating revenue	5.0	1.9	11.6	4.4
Other revenue	26.1	26.4	79.4	80.4
Total Revenues	304.4	298.8	904.3	901.6
Expenses
Maintenance expense	76.7	76.2	244.8	235.3
Marine operating expense	3.6	3.4	10.9	12.0
Depreciation expense	83.4	80.0	245.4	240.2
Operating lease expense	12.3	13.7	38.1	41.1
Other operating expense	8.3	7.7	26.0	23.5
Selling, general and administrative expense	42.0	42.6	125.8	129.6
Total Expenses	226.3	223.6	691.0	681.7
Other Income (Expense)
Net gain on asset dispositions	8.9	5.1	42.3	46.9
Interest expense, net	(48.6)	(44.7)	(141.5)	(135.3)
Other expense	(1.2)	(1.7)	(12.2)	(5.3)
Income before Income Taxes and Share of Affiliates’ Earnings	37.2	33.9	101.9	126.2
Income taxes	(11.8)	(9.5)	(29.6)	(31.1)
Share of affiliates’ earnings, net of taxes	22.8	12.8	60.1	43.6
Net Income from Continuing Operations	$48.2	$37.2	$132.4	$138.7

Discontinued Operations, Net of Taxes
Net income (loss) from discontinued operations, net of taxes	$—	$7.9	$(2.2)	$15.9
(Loss) gain on sale of discontinued operations, net of taxes	(0.3)	—	3.3	—
Total Discontinued Operations, Net of Taxes	$(0.3)	$7.9	$1.1	$15.9

Net Income	$47.9	$45.1	$133.5	$154.6
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	19.7	(33.6)	(0.9)	(32.4)
Unrealized gain (loss) on derivative instruments	0.3	(1.0)	(3.7)	2.1
Post-retirement benefit plans	2.3	1.4	8.0	5.9
Other comprehensive income (loss)	22.3	(33.2)	3.4	(24.4)
Comprehensive Income	$70.2	$11.9	$136.9	$130.2

Share Data
Basic earnings per share from continuing operations	$1.38	$1.05	$3.79	$3.86
Basic earnings per share from discontinued operations	(0.01)	0.23	0.03	0.44
Basic earnings per share from consolidated operations	$1.37	$1.28	$3.82	$4.30
Average number of common shares	35.0	35.4	34.9	35.9

Diluted earnings per share from continuing operations	$1.36	$1.03	$3.74	$3.79
Diluted earnings per share from discontinued operations	(0.01)	0.22	0.03	0.43
Diluted earnings per share from consolidated operations	$1.35	$1.25	$3.77	$4.22
Average number of common shares and common share equivalents	35.4	36.0	35.4	36.6
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2020	2019
Operating Activities
Net income	$133.5	$154.6
Income from discontinued operations, net of taxes	1.1	15.9
Net income from continuing operations	132.4	138.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	254.6	248.4
Net gains on sales of assets	(40.5)	(45.5)
Deferred income taxes	29.8	20.9
Share of affiliates’ earnings, net of dividends	(60.1)	(43.6)
Changes in working capital items	(14.1)	(40.7)
Net cash provided by operating activities of continuing operations	302.1	278.2
Investing Activities
Portfolio investments and capital additions	(641.4)	(503.8)
Purchases of assets previously leased	—	(1.0)
Portfolio proceeds	120.2	185.6
Proceeds from sales of other assets	17.5	18.9
Other	1.3	2.0
Net cash used in investing activities of continuing operations	(502.4)	(298.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,465.8	549.7
Repayments of debt (original maturities longer than 90 days)	(1,100.0)	(410.0)
Net decrease in debt with original maturities of 90 days or less	(3.1)	2.0
Stock repurchases	—	(129.0)
Dividends	(53.7)	(52.8)
Purchases of assets previously leased	(40.0)	—
Other	(13.1)	3.3
Net cash provided by (used in) financing activities of continuing operations	255.9	(36.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.0)	(1.2)
Net cash used in (provided by) operating activities from discontinued operations	(8.5)	18.9
Net cash provided by (used in) investing activities from discontinued operations	240.9	(18.7)
Net cash provided by (used in) financing activities from discontinued operations	21.8	(0.2)
Cash provided by discontinued operations, net	254.2	—
Net increase (decrease) in Cash and Cash Equivalents during the period	308.8	(58.1)
Cash and Cash Equivalents at beginning of the period	151.0	106.7
Cash and Cash Equivalents at end of the period	$459.8	$48.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended September 30				Nine Months Ended September 30
	2020		2019		2020		2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	67.7	$41.8	67.5	$41.8	67.5	$41.8	67.3	$41.6
Issuance of common stock	—	0.1	—	—	0.2	0.1	0.2	0.2
Balance at end of the period	67.7	41.9	67.5	41.8	67.7	41.9	67.5	41.8
Treasury Stock
Balance at beginning of the period	(32.7)	(1,364.5)	(31.8)	(1,297.7)	(32.7)	(1,364.5)	(30.7)	(1,214.5)
Stock repurchases	—	—	(0.6)	(46.7)	—	—	(1.7)	(129.9)
Balance at end of the period	(32.7)	(1,364.5)	(32.4)	(1,344.4)	(32.7)	(1,364.5)	(32.4)	(1,344.4)
Additional Paid In Capital
Balance at beginning of the period		728.8		713.0		720.1		706.4
Share-based compensation effects		2.0		3.6		10.7		10.2
Balance at end of the period		730.8		716.6		730.8		716.6
Retained Earnings
Balance at beginning of the period		2,651.7		2,533.5		2,601.3		2,419.2
Net income		47.9		45.1		133.5		154.6
Dividends declared ($0.48 and $0.46 per share QTR and $1.44 and $1.38 YTD)		(17.6)		(17.1)		(52.8)		(51.7)
Cumulative impact of accounting standard adoption		—		—		—		39.4
Balance at end of the period		2,682.0		2,561.5		2,682.0		2,561.5
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(182.5)		(155.8)		(163.6)		(164.6)
Other comprehensive income (loss)		22.3		(33.2)		3.4		(24.4)
Balance at end of the period		(160.2)		(189.0)		(160.2)		(189.0)
Total Shareholders’ Equity		$1,930.0		$1,786.5		$1,930.0		$1,786.5

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

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" of this Form 10-Q for additional information.

NOTE 2. Coronavirus Impacts

On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) a pandemic and on March 13, 2020, the United States declared a national emergency related to COVID-19. Our consolidated financial statements reflect estimates and assumptions at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of COVID-19 on our operations and the assumptions and estimates used. While COVID-19 did have a negative impact on operating conditions in the three and nine months ended September 30, 2020, we determined the impact to our assumptions and estimates was not significant. However, we expect COVID-19 will continue to have an adverse impact on our operating and financial results in future periods, the magnitude and duration of which cannot be determined at this time.

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

NOTE 3. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the 2020 presentation, including the separate presentation and reporting of discontinued operations.

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2020. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following table shows the components of our lease income (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Operating lease income:
Fixed lease income	$258.6	$253.4	$764.7	$759.1
Variable lease income	13.2	14.9	43.7	50.0
Total operating lease income	$271.8	$268.3	$808.4	$809.1
Finance lease income	1.5	2.2	4.9	7.7
Total lease income	$273.3	$270.5	$813.3	$816.8

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $22.7 million and $69.1 million for the three and nine months ended September 30, 2020 and $22.3 million and $66.6 million for the three and nine months ended September 30, 2019.

NOTE 6. Investments in Affiliated Companies

Our affiliate investments primarily include interests in each of the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”), a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines.

In accordance with Regulation S-X, we must assess if any of our investments in affiliated companies is a “significant subsidiary”. As of September 30, 2020, we determined that Alpha Partners Leasing Limited, which is part of the RRPF affiliates, triggered at least one of the significance tests. As a result, and in accordance with Rule 10-01(b) of Regulation S-X, the following table shows summarized unaudited financial information for Alpha Partners Leasing Limited (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Total revenue	$112.5	$94.0	$318.5	$283.5
Total expenses	(95.9)	(75.1)	(271.0)	(227.7)
Other income, including net gains on sales of assets	10.0	6.8	48.2	33.1
Net income	21.7	20.8	77.6	72.0

NOTE 7. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at September 30, 2020 and December 31, 2019.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had five instruments outstanding with an aggregate notional amount of $300.0 million as of September 30, 2020 with maturities ranging from 2021 to 2022 and eight instruments outstanding with an aggregate notional amount of $450.0 million as of December 31, 2019 with maturities ranging from 2020 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had six instruments outstanding with an aggregate notional amount of $136.1 million as of September 30, 2020 that mature from 2020 to 2022 and seven instruments outstanding with an aggregate notional amount of $336.5 million as of December 31, 2019 with maturities ranging from 2020 to 2022. Within the next 12 months, we expect to reclassify $2.1 million ($1.6 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

with credit risk related contingent features that are in a liability position as of September 30, 2020 was $9.0 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$6.9	$—	$6.9	$—
Total derivative assets		$6.9	$—	$6.9	$—
Derivative Liabilities
Foreign exchange contracts (1)	Other liabilities	$9.0	$—	$9.0	$—
Foreign exchange contracts (2)	Other liabilities	0.9	—	0.9	—
Total derivative liabilities		$9.9	$—	$9.9	$—

	Balance Sheet Location	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$1.4	$—	$1.4	$—
Foreign exchange contracts (1)	Other assets	6.9	—	6.9	—
Foreign exchange contracts (2)	Other assets	0.2	—	0.2	—
Total derivative assets		$8.5	$—	$8.5	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.6	$—	$0.6	$—
Foreign exchange contracts (1)	Other liabilities	7.0	—	7.0	—
Foreign exchange contracts (2)	Other liabilities	6.0	—	6.0	—
Total derivative liabilities		$13.6	$—	$13.6	$—
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of September 30, 2020 and December 31, 2019, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of September 30, 2020 and December 31, 2019 (in millions).

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Recourse debt	$(304.3)	$(449.9)	$6.9	$1.4

The following tables show the impacts of our derivative instruments on our statement of comprehensive income for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30			Three Months Ended September 30
Derivative Designation	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$1.6	Interest expense	$0.6	$0.5
Foreign exchange contracts	10.5	(19.8)	Other (income) expense	10.4	(19.3)
Total	$10.5	$(18.2)	Total	$11.0	$(18.8)

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Nine Months Ended September 30			Nine Months Ended September 30
Derivative Designation	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(0.5)	$1.6	Interest expense	$1.4	$2.0
Foreign exchange contracts	15.2	(28.5)	Other (income) expense	9.5	(24.4)
Total	$14.7	$(26.9)	Total	$10.9	$(22.4)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30		Three Months Ended September 30
	2020		2019
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(48.6)	$(1.2)	$(44.7)	$(1.7)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	1.3	—	(1.3)	—
Derivatives designated as hedging instruments	(1.3)	—	1.3	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.6)	—	(0.5)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(10.4)	—	19.3
Gain (loss) on non-designated derivative contracts	—	2.2	—	4.0

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30		Nine Months Ended September 30
	2020		2019
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(141.5)	$(12.2)	$(135.3)	$(5.3)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(5.4)	—	(9.8)	—
Derivatives designated as hedging instruments	5.4	—	9.8	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(1.4)	—	(2.0)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(9.5)	—	24.4
Gain (loss) on non-designated derivative contracts	—	4.6	—	1.3
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$4,788.3	$5,295.4	$4,389.3	$4,644.6
Recourse floating rate debt	422.9	419.7	417.5	419.0

NOTE 8. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement net periodic cost for the three months ended September 30, 2020 and 2019 (in millions):

	2020 Pension Benefits	2019 Pension Benefits	2020 Retiree Health and Life	2019 Retiree Health and Life
Service cost	$2.0	$1.7	$—	$—
Interest cost	3.1	3.8	0.1	0.2
Expected return on plan assets	(5.0)	(5.6)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss (gain)	3.1	2.0	(0.1)	—
Net periodic cost	$3.2	$1.9	$—	$0.2

The following table shows the components of our pension and other post-retirement benefits expense for the nine months ended September 30, 2020 and 2019 (in millions):

	2020 Pension Benefits	2019 Pension Benefits	2020 Retiree Health and Life	2019 Retiree Health and Life
Service cost	$6.0	$4.9	$0.1	$0.1
Interest cost	9.2	11.4	0.4	0.7
Expected return on plan assets	(15.1)	(16.6)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	9.5	6.0	(0.3)	(0.1)
Net periodic cost	$9.6	$5.7	$0.1	$0.6
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

NOTE 9. Share-Based Compensation

During the nine months ended September 30, 2020, we granted 288,000 non-qualified employee stock options, 34,950 restricted stock units, 54,270 performance shares, and 20,361 phantom stock units. For the three months and nine months ended September 30, 2020, total share-based compensation expense was $3.9 million and $9.8 million and the related tax benefits were $1.0 million and $2.5 million. For the three months and nine months ended September 30, 2019, total share-based compensation expense was $4.1 million and $13.7 million the related tax benefits were $1.0 million and $3.4 million.

The estimated fair value of our 2020 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2020
Weighted-average estimated fair value	$22.50
Quarterly dividend rate	$0.48
Expected term of stock options, in years	4.2
Risk-free interest rate	1.3%
Dividend yield	2.5%
Expected stock price volatility	28.5%
Present value of dividends	$7.89

NOTE 10. Income Taxes

Our effective income tax rate for continuing operations was 29.1% for the nine months ended September 30, 2020, compared to 24.7% for the nine months ended September 30, 2019. The difference in the effective rate for the current year compared to the prior year is primarily attributable to the prior year reduction of the corporate income tax rate enacted in Alberta, Canada. Additionally, the effective tax rate was impacted by the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates, and the reduction of the corporate income tax rate enacted in India in the current year. Incremental tax benefits associated with share-based compensation were also recognized in each period.

Our effective income tax rate for discontinued operations was 93.0% for the nine months ended September 30, 2020, compared to 23.1% for the nine months ended September 30, 2019. The difference in the effective tax rate in the current year compared to the prior year is primarily attributable to the tax impacts from the sale of our ASC business on May 14, 2020.

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

The following table shows our commercial commitments (in millions):

	September 30 2020	December 31 2019
Standby letters of credit and performance bonds	$9.3	$9.3
Derivative guarantees	1.5	—
Total commercial commitments (1)	$10.8	$9.3
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at September 30, 2020 and December 31, 2019. As of September 30, 2020, our outstanding commitments expire in 2020 through 2023. We are not aware of any event that would require us to satisfy any of our commitments.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$48.2	$37.2	$132.4	$138.7
Net (loss) income from discontinued operations	(0.3)	7.9	1.1	15.9
Net income	$47.9	$45.1	$133.5	$154.6

Denominator:
Weighted-average shares outstanding - basic	35.0	35.4	34.9	35.9
Effect of dilutive securities:
Equity compensation plans	0.4	0.6	0.5	0.7
Weighted-average shares outstanding - diluted	35.4	36.0	35.4	36.6

Basic earnings per share from continuing operations	$1.38	$1.05	$3.79	$3.86
Basic earnings per share from discontinued operations	(0.01)	0.23	0.03	0.44
Basic earnings per share from consolidated operations	$1.37	$1.28	$3.82	$4.30

Diluted earnings per share from continuing operations	$1.36	$1.03	$3.74	$3.79
Diluted earnings per share from discontinued operations	(0.01)	0.22	0.03	0.43
Diluted earnings per share from consolidated operations	$1.35	$1.25	$3.77	$4.22

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2019	$(68.1)	$(10.1)	$(85.4)	$(163.6)
Change in component	(39.6)	3.9	(0.2)	(35.9)
Reclassification adjustments into earnings (1)	—	(4.9)	3.1	(1.8)
Income tax effect	—	0.3	(0.7)	(0.4)
Balance at March 31, 2020	$(107.7)	$(10.8)	$(83.2)	$(201.7)
Change in component	19.0	(8.9)	1.2	11.3
Reclassification adjustments into earnings (1)	—	4.8	3.0	7.8
Income tax effect	—	0.8	(0.7)	0.1
Balance at June 30, 2020	$(88.7)	$(14.1)	$(79.7)	$(182.5)
Change in component	19.7	(10.6)	0.1	9.2
Reclassification adjustments into earnings (1)	—	11.0	3.0	14.0
Income tax effect	—	(0.1)	(0.8)	(0.9)
Balance at September 30, 2020	$(69.0)	$(13.8)	$(77.4)	$(160.2)
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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" of this Form 10-Q for additional information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2020
Revenues
Lease revenue	$208.7	$64.5	$0.1	$—	$273.3
Marine operating revenue	—	—	5.0	—	5.0
Other revenue	23.4	2.6	0.1	—	26.1
Total Revenues	232.1	67.1	5.2	—	304.4
Expenses
Maintenance expense	63.2	13.5	—	—	76.7
Marine operating expense	—	—	3.6	—	3.6
Depreciation expense	65.0	17.1	1.3	—	83.4
Operating lease expense	12.3	—	—	—	12.3
Other operating expense	6.6	1.6	0.1	—	8.3
Total Expenses	147.1	32.2	5.0	—	184.3
Other Income (Expense)
Net gain on asset dispositions	7.9	0.5	0.5	—	8.9
Interest (expense) income, net	(35.7)	(11.9)	(3.2)	2.2	(48.6)
Other (expense) income	(1.1)	0.5	—	(0.6)	(1.2)
Share of affiliates' pre-tax income	—	—	46.8	—	46.8
Segment profit	$56.1	$24.0	$44.3	$1.6	$126.0
Less:
Selling, general and administrative expense					42.0
Income taxes (includes $24.0 related to affiliates' earnings)					35.8
Net income from continuing operations					$48.2

Discontinued Operations, Net of Taxes
Net income from discontinued operations, net of taxes					$—
Loss on sale of discontinued operations, net of taxes					(0.3)
Total discontinued operations, net of taxes					$(0.3)

Net income					$47.9

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$7.8	$0.2	$—	$—	$8.0
Residual sharing income	0.1	—	0.5	—	0.6
Non-remarketing net gains (1)	—	0.3	—	—	0.3
	$7.9	$0.5	$0.5	$—	$8.9

Capital Expenditures
Portfolio investments and capital additions	$204.1	$45.3	$—	$0.5	$249.9

Selected Balance Sheet Data at September 30, 2020
Investments in affiliated companies	$0.2	$—	$582.3	$—	$582.5
Identifiable assets from continuing operations	$5,838.9	$1,654.3	$709.7	$487.4	$8,690.3
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2019
Revenues
Lease revenue	$214.6	$55.6	$0.3	$—	$270.5
Marine operating revenue	—	—	1.9	—	1.9
Other revenue	23.9	2.4	0.1	—	26.4
Total Revenues	238.5	58.0	2.3	—	298.8
Expenses
Maintenance expense	64.0	12.2	—	—	76.2
Marine operating expense	—	—	3.4	—	3.4
Depreciation expense	63.9	14.5	1.6	—	80.0
Operating lease expense	13.7	—	—	—	13.7
Other operating expense	6.2	1.4	0.1	—	7.7
Total Expenses	147.8	28.1	5.1	—	181.0
Other Income (Expense)
Net gain on asset dispositions	4.3	0.3	0.5	—	5.1
Interest (expense) income, net	(33.1)	(10.2)	(2.8)	1.4	(44.7)
Other expense	(1.0)	(0.1)	—	(0.6)	(1.7)
Share of affiliates' pre-tax income	—	—	15.8	—	15.8
Segment profit	$60.9	$19.9	$10.7	$0.8	$92.3
Less:
Selling, general and administrative expense					42.6
Income taxes (includes $3.0 related to affiliates' earnings)					12.5
Net income from continuing operations					$37.2

Discontinued Operations, Net of Taxes
Net income from discontinued operations, net of taxes					$7.9
Gain on sale of discontinued operations, net of taxes					—
Total discontinued operations, net of taxes					$7.9

Net income					$45.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$4.4	$—	$—	$—	$4.4
Residual sharing income	0.1	—	0.5	—	0.6
Non-remarketing net gains (1)	(0.2)	0.3	—	—	0.1
	$4.3	$0.3	$0.5	$—	$5.1

Capital Expenditures
Portfolio investments and capital additions	$138.1	$51.8	$—	$0.9	$190.8

Selected Balance Sheet Data at December 31, 2019
Investments in affiliated companies	$0.2	$—	$512.4	$—	$512.6
Identifiable assets from continuing operations	$5,646.7	$1,486.7	$653.7	$206.9	$7,994.0
Identifiable assets from discontinued operations	$—	$—	$—	$—	$291.1
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2020
Revenues
Lease revenue	$630.8	$181.9	$0.6	$—	$813.3
Marine operating revenue	—	—	11.6	—	11.6
Other revenue	72.5	6.5	0.4	—	79.4
Total Revenues	703.3	188.4	12.6	—	904.3
Expenses
Maintenance expense	206.5	38.3	—	—	244.8
Marine operating expense	—	—	10.9	—	10.9
Depreciation expense	193.0	48.4	4.0	—	245.4
Operating lease expense	38.1	—	—	—	38.1
Other operating expense	20.8	4.9	0.3	—	26.0
Total Expenses	458.4	91.6	15.2	—	565.2
Other Income (Expense)
Net gain on asset dispositions	39.9	0.8	1.6	—	42.3
Interest (expense) income, net	(103.5)	(34.0)	(9.1)	5.1	(141.5)
Other expense	(3.2)	(5.7)	—	(3.3)	(12.2)
Share of affiliates' pre-tax income	—	—	93.2	—	93.2
Segment profit	$178.1	$57.9	$83.1	$1.8	$320.9
Less:
Selling, general and administrative expense					125.8
Income taxes (includes $33.1 related to affiliates' earnings)					62.7
Net income from continuing operations					$132.4

Discontinued operations, net of taxes
Net loss from discontinued operations, net of taxes					$(2.2)
Gain on sale of discontinued operations, net of taxes					3.3
Total discontinued operations, net of taxes					$1.1

Net income					$133.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$39.1	$0.2	$0.1	$—	$39.4
Residual sharing income	0.3	—	1.5	—	1.8
Non-remarketing net gains (1)	0.5	0.6	—	—	1.1
	$39.9	$0.8	$1.6	$—	$42.3

Capital Expenditures
Portfolio investments and capital additions	$474.6	$164.5	$0.3	$2.0	$641.4
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2019
Revenues
Lease revenue	$654.3	$161.7	$0.8	$—	$816.8
Marine operating revenue	—	—	4.4	—	4.4
Other revenue	73.7	6.2	0.5	—	80.4
Total Revenues	728.0	167.9	5.7	—	901.6
Expenses
Maintenance expense	199.8	35.5	—	—	235.3
Marine operating expense	—	—	12.0	—	12.0
Depreciation expense	192.6	42.7	4.9	—	240.2
Operating lease expense	41.1	—	—	—	41.1
Other operating expense	19.0	4.2	0.3	—	23.5
Total Expenses	452.5	82.4	17.2	—	552.1
Other Income (Expense)
Net gain on asset dispositions	44.6	1.2	1.1	—	46.9
Interest (expense) income, net	(101.4)	(30.2)	(8.3)	4.6	(135.3)
Other expense	(3.6)	(0.5)	—	(1.2)	(5.3)
Share of affiliates' pre-tax income	—	—	53.6	—	53.6
Segment profit	$215.1	$56.0	$34.9	$3.4	$309.4
Less:
Selling, general and administrative expense					129.6
Income taxes (includes $10.0 related to affiliates' earnings)					41.1
Net income from continuing operations					$138.7

Discontinued operations, net of taxes
Net income from discontinued operations, net of taxes					$15.9
Gain on sale of discontinued operations, net of taxes					—
Total discontinued operations, net of taxes					$15.9

Net income					$154.6

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$40.9	$—	$—	$—	$40.9
Residual sharing income	0.3	—	1.1	—	1.4
Non-remarketing net gains (1)	3.4	1.2	—	—	4.6
	$44.6	$1.2	$1.1	$—	$46.9

Capital Expenditures
Portfolio investments and capital additions	$342.4	$158.6	$—	$2.8	$503.8
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 16. Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business for estimated proceeds of $258.3 million in cash, of which $1.1 million was held in escrow as of September 30, 2020 to satisfy potential indemnification claims for one year after the sale date.

Accordingly, the results of operations from our ASC business and gain on sale of ASC are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the periods ended September 30, 2020 and 2019. The related assets and liabilities are classified as assets and liabilities of discontinued operations as of September 30, 2020 and December 31, 2019 in the accompanying balance sheets. We recognized a net gain of $3.6 million, net of taxes, during the second quarter of 2020 in connection with this sale. In the third quarter of 2020, we recognized a net loss of $0.3 million, net of taxes. The net loss on sale recognized in the current quarter was attributable to final post-closing adjustments and expenses related to the sale.

Results of discontinued operations reflect directly attributable revenues, operating and ownership expenses, and income taxes. Results also reflect intercompany allocations for interest. Interest expense was zero and $2.0 million for the three and nine months ended September 30, 2020, compared to $1.6 million and $4.6 million for the same periods in 2019. Interest was allocated consistent with GATX's risk-adjusted approach for continuing operations.

The following table shows the financial results of our discontinued operations (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues	$—	$61.9	$27.2	$135.5
Expenses
Operating expense	—	44.5	22.5	96.8
Depreciation expense	—	3.6	1.7	7.1
Selling, general and administrative expense	—	1.8	2.8	6.0
Total Expenses	—	49.9	27.0	109.9
Other expense	—	(1.7)	(3.0)	(4.9)
Income (Loss) from Discontinued Operations Before Taxes	$—	$10.3	$(2.8)	$20.7
Income tax (expense) benefit	—	(2.4)	0.6	(4.8)
Income (Loss) from Discontinued Operations, Net of Taxes	$—	$7.9	$(2.2)	$15.9
(Loss) Gain on Sale of Discontinued Operations, Net of Taxes	(0.3)	—	3.3	—
Discontinued Operations, Net of Taxes	$(0.3)	$7.9	$1.1	$15.9

The following table shows the assets and liabilities of the discontinued ASC business (in millions):

	September 30	December 31
	2020	2019
Assets of Discontinued Operations:
Rent and other receivables	$—	$21.2
Operating assets and facilities, net	—	249.9
Other	—	20.0
Total Assets of Discontinued Operations	$—	$291.1

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$—	$29.7
Deferred income taxes	—	35.8
Other	—	4.0
Total Liabilities of Discontinued Operations	$—	$69.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows cash flow information for our discontinued operations (in millions):

	Nine Months Ended September 30
	2020	2019
Net Cash (Used In) Provided By Operating Activities	$(8.5)	$18.9
Net Cash Provided By (Used In) Investing Activities (1)	240.9	(18.7)
Net Cash Provided By (Used In) Financing Activities	21.8	(0.2)
Cash provided by discontinued operations, net	$254.2	$—
________
(1)     Net cash provided by investing activities for the nine months ended September 30, 2020 includes proceeds from the sale of ASC of $257.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment. On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" in Item 1 of this Form 10-Q for additional information.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2020. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Disease 2019 ("COVID-19")

COVID-19 negatively impacted operating conditions for all of our business segments in the third quarter. We expect COVID-19 will continue to have negative impacts on our operating results in future periods, the magnitude and duration of which are still uncertain. To limit the spread of COVID-19, governments have taken various actions, including travel bans and restrictions, the issuance of stay-at-home orders, and social distancing guidelines. These actions caused many businesses to reduce or suspend operations, negatively impacting economic conditions and many of the markets we serve. While certain of these restrictions were temporarily eased, some have been subsequently reinstated, and the economy continues to be impacted by the effects of COVID-19. The global economic recovery remains tenuous due to a potential COVID-19 resurgence. Our top priorities continue to be ensuring the health and safety of our global workforce and serving our various stakeholders with minimal disruptions.

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

Rail North America & Rail International

Industry railcar loadings have declined as the impact of COVID-19 has disrupted global manufacturing, supply chains, and consumer spending. While COVID-19 has not had a material impact on the financial performance of our global rail operations to date, we expect the reduction in economic activity to continue to impact our customers, which we expect, in turn, to impact the demand for our global railcar fleet.

Rail freight transportation and railcar repair have been deemed essential businesses globally. Our rail operations teams have implemented COVID-19 preparation and response programs to ensure the health and safety of our employees while continuing to provide critical railcar maintenance services. While our railcar repair facilities continue to operate, some have periodically reduced operating levels or closed on a temporary basis, and future disruptions may occur as the impacts of COVID-19 continue.

Rolls-Royce & Partners Finance Joint Ventures ("RRPF affiliates")

Global air travel continues to be significantly impacted by COVID-19. In response to the drastic decline in demand, airlines have reduced system-wide capacity and grounded large portions or all of their fleets. Although some flight operations resumed in a limited capacity, air travel remains significantly below pre-COVID-19 levels. Many airlines are currently focused on managing their near-term liquidity positions, restructuring operations, and obtaining government financial support. While the major reduction in global air travel and the disruption across the aviation industry has not had a material impact on the profitability of our aircraft spare engine leasing business and operating results to date, we expect that it will have a negative impact on our future operating results, the magnitude and duration of which are still uncertain.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Segment Revenues
Rail North America	$232.1	$238.5	$703.3	$728.0
Rail International	67.1	58.0	188.4	167.9
Portfolio Management	5.2	2.3	12.6	5.7
	$304.4	$298.8	$904.3	$901.6
Segment Profit
Rail North America	$56.1	$60.9	$178.1	$215.1
Rail International	24.0	19.9	57.9	56.0
Portfolio Management	44.3	10.7	83.1	34.9
	124.4	91.5	319.1	306.0
Less:
Selling, general and administrative expense	42.0	42.6	125.8	129.6
Unallocated interest (income) expense	(2.2)	(1.4)	(5.1)	(4.6)
Other, including eliminations	0.6	0.6	3.3	1.2
Income taxes (includes $24.0 and $3.0 QTR and $33.1 and $10.0 YTD related to affiliates' earnings)	35.8	12.5	62.7	41.1
Net Income from Continuing Operations (GAAP)	$48.2	$37.2	$132.4	$138.7

Discontinued Operations, Net of Taxes
Net income (loss) from discontinued operations, net of taxes	—	7.9	(2.2)	15.9
(Loss) gain on sale of discontinued operation, net of taxes	(0.3)	—	3.3	—
(Loss) Income from Discontinued Operations, Net of Taxes	$(0.3)	$7.9	$1.1	$15.9

Net Income (GAAP)	$47.9	$45.1	$133.5	$154.6

Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$60.5	$37.2	$144.7	$135.9
Net (loss) income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	(0.3)	7.9	1.1	15.9
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$60.2	$45.1	$145.8	$151.8

Diluted earnings per share from continuing operations (GAAP)	$1.36	$1.03	$3.74	$3.79
Diluted earnings per share from discontinued operations (GAAP)	(0.01)	0.22	0.03	0.43
Diluted earnings per share from consolidated operations (GAAP)	$1.35	$1.25	$3.77	$4.22

Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$1.71	$1.03	$4.09	$3.72
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	(0.01)	0.22	0.03	0.43
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$1.70	$1.25	$4.12	$4.15

Investment Volume	$249.9	$190.8	$641.4	$503.8

The following table shows our return on equity ("ROE") for the trailing 12 months ended September 30:

	2020	2019
Return on Equity (GAAP)	10.2%	11.2%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	12.7%	12.3%
_________
(1)     See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income from continuing operations for the first nine months of 2020 was $132.4 million, or $3.74 per diluted share, compared to $138.7 million, or $3.79 per diluted share, in 2019. Results for the nine months ended September 30, 2020 included a net deferred income tax expense of $12.3 million, or $0.35 per diluted share, related to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom. Results for the nine months ended September 30, 2019 included a net deferred tax benefit of $2.8 million, or $0.07 per diluted share, related to a reduction of the corporate income tax rate enacted in Alberta, Canada (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income from continuing operations increased $8.8 million compared to the prior year, largely due to higher share of affiliates' earnings and higher contribution from our marine operations, partially offset by lower asset disposition gains at Rail North America and higher maintenance expenses.

Net income from continuing operations for the third quarter of 2020 was $48.2 million, or $1.36 per diluted share, compared to $37.2 million, or $1.03 per diluted share, in 2019. Results for the three months ended September 30, 2020 included a net deferred income tax expense of $12.3 million, or $0.35 diluted share, related to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom. Excluding the impact of this item, net income from continuing operations increased $23.3 million compared to the prior year, largely due to higher share of affiliates' earnings and higher asset disposition gains at Rail North America.

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

RAIL NORTH AMERICA

Segment Summary

During the quarter ended September 30, 2020, the North American railcar leasing market remained challenged due to a persistent oversupply of railcars and weakness in certain markets, exacerbated by COVID-19's impact. While absolute rates were generally flat to slightly higher for most car types compared to the second quarter, railcar lessors continued to compete aggressively to place new and existing railcars, resulting in significant pressure on lease rates. Despite this, our commercial team continued to deploy railcars and displace competitors, resulting in fleet utilization of 98.2% at the end of the quarter.

Although COVID-19 continued to challenge the operating environment at Rail North America, it has not had a material impact on Rail North America's financial results. Rail North America did not receive any new restructuring requests from customers during the third quarter, and to date, restructuring requests that have been approved did not have a significant impact on Rail North America's financial results. Railcar repair facilities continued to operate, but some experienced periodic operating disruptions in the quarter. As a result of the aforementioned factors, Rail North America expects ongoing pressure on future railcar utilization, lease rates, and other key performance metrics, the magnitude and duration of which are still uncertain.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues
Lease revenue	$208.7	$214.6	$630.8	$654.3
Other revenue	23.4	23.9	72.5	73.7
Total Revenues	232.1	238.5	703.3	728.0

Expenses
Maintenance expense	63.2	64.0	206.5	199.8
Depreciation expense	65.0	63.9	193.0	192.6
Operating lease expense	12.3	13.7	38.1	41.1
Other operating expense	6.6	6.2	20.8	19.0
Total Expenses	147.1	147.8	458.4	452.5

Other Income (Expense)
Net gain on asset dispositions	7.9	4.3	39.9	44.6
Interest expense, net	(35.7)	(33.1)	(103.5)	(101.4)
Other expense	(1.1)	(1.0)	(3.2)	(3.6)
Segment Profit	$56.1	$60.9	$178.1	$215.1

Investment Volume	$204.1	$138.1	$474.6	$342.4

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Railcars	$184.8	$187.3	$558.3	$570.8
Boxcars	16.5	17.9	50.0	55.7
Locomotives	7.4	9.4	22.5	27.8
Total	$208.7	$214.6	$630.8	$654.3

Rail North America Fleet Data

At September 30, 2020, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 103,400 cars, and fleet utilization was 98.2%, compared to 98.7% at the end of the prior quarter, and 99.2% at September 30, 2019. Fleet utilization for our approximately 14,800 boxcars was 94.5% at September 30, 2020, compared to 94.6% at the end of the prior quarter, and 93.5% at September 30, 2019. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the third quarter of 2020, an average of approximately 101,600 railcars, excluding boxcars, were on lease, compared to 101,600 in the prior quarter and 102,700 for the quarter ended September 30, 2019. Changes in railcars on lease compared to prior periods are impacted by the number of new railcars purchased under our supply agreements or in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of September 30, 2020, leases for approximately 5,800 tank cars and freight cars and approximately 1,600 boxcars are scheduled to expire over the remainder of 2020. These amounts exclude railcars on leases expiring in 2020 that have already been renewed or assigned to a new lessee.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	September 30 2019	December 31 2019	March 31 2020	June 30 2020	September 30 2020
Beginning balance	103,554	103,255	102,845	102,558	102,891
Cars added	902	965	883	1,220	1,578
Cars scrapped	(513)	(620)	(389)	(570)	(623)
Cars sold	(688)	(755)	(781)	(317)	(483)
Ending balance	103,255	102,845	102,558	102,891	103,363
Utilization rate at quarter end	99.2%	99.3%	99.0%	98.7%	98.2%
Average active railcars	102,653	102,309	101,668	101,600	101,552

Rail North America Fleet, excluding Boxcars
110,000
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q19
4Q19
1Q20
2Q20
3Q20
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	September 30 2019	December 31 2019	March 31 2020	June 30 2020	September 30 2020
Ending balance	15,803	15,264	15,026	14,936	14,753
Utilization	93.5%	95.0%	94.6%	94.6%	94.5%

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

During the third quarter of 2020, the renewal rate change of the LPI was negative 29.4%, compared to negative 28.0% in the prior quarter, and negative 7.7% in the third quarter of 2019. Lease terms on renewals for cars in the LPI averaged 29 months in the current quarter, compared to 31 months in the prior quarter, and 40 months in the third quarter of 2019. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 58.1% in the current quarter, compared to 71.8% in the prior quarter, and 75.2% in the third quarter of 2019. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index

30%
20%
10%
0%
-10%
-20%
-30%
-40%
Avg Renewal Lease Rate Change
60
50
40
30
20
10
0
Avg Renewal Term (months)
40
37
31
31
29
(7.7)%
(9.1)%
(11.6)%
(28.0)%
(29.4)%
3Q19
4Q19
1Q20
2Q20
3Q20
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of the First Nine Months of 2020 to the First Nine Months of 2019

Segment Profit

In the first nine months of 2020, segment profit of $178.1 million decreased 17.2% compared to $215.1 million for the same period in the prior year. The decrease was primarily driven by lower lease revenue, higher maintenance expense, and lower net gains on asset dispositions in the current year. The timing of asset dispositions varies throughout the year.

Revenues

In the first nine months of 2020, lease revenue decreased $23.5 million, or 3.6%, a result of fewer railcars and locomotives on lease, lower lease rates, and lower boxcar revenue. Other revenue decreased $1.2 million, due to lower lease termination fees, offset by higher repair revenue.

Expenses

In the first nine months of 2020, maintenance expense increased $6.7 million, driven by higher assignment activity, partially offset by lower repairs performed by the railroads. Depreciation expense increased $0.4 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $3.0 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $1.8 million due to higher switching, freight, and storage costs.

Other Income (Expense)

In the first nine months of 2020, net gain on asset dispositions decreased $4.7 million, due to fewer railcars sold and lower net scrapping gains. Net interest expense increased $2.1 million, primarily driven by a higher average debt balance and a higher average interest rate.

Investment Volume

During the first nine months of 2020, investment volume was $474.6 million compared to $342.4 million in the same period in 2019. We acquired 3,533 newly built railcars and purchased 355 railcars in the secondary market in the first nine months of 2020, compared to 1,814 newly built railcars and 366 railcars purchased in the secondary market in the same period in 2019.

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

Comparison of the Third Quarter of 2020 to the Third Quarter of 2019

Segment Profit

In the third quarter of 2020, segment profit of $56.1 million decreased 7.9% compared to $60.9 million for the same period in the prior year. The decrease was primarily driven by lower lease revenue, partially offset by higher net gains on asset dispositions. The timing of asset dispositions varies throughout the year.

Revenues

In the third quarter of 2020, lease revenue decreased $5.9 million, or 2.7%, primarily due to lower utilization. Other revenue decreased $0.5 million, driven by lower lease termination fees, partially offset by higher repair revenue.

Expenses

In the third quarter of 2020, maintenance expense decreased $0.8 million, primarily driven by lower repairs performed by the railroads. Depreciation expense increased $1.1 million, due to the timing of railcar investments and dispositions. Operating lease expense decreased $1.4 million, due to the purchase of railcars previously on operating leases. Other operating expense increased $0.4 million due to higher switching, freight, and storage costs.

Other Income (Expense)

In the third quarter of 2020, net gain on asset dispositions increased $3.6 million, attributable to higher net gains on railcars sold in the secondary market. Net interest expense increased $2.6 million, driven by a higher average debt balance and a higher average interest rate. Other expense was comparable to the same period in the prior year.

RAIL INTERNATIONAL

Segment Summary
Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first nine months of 2020. GRE experienced small lease renewal rate increases in the quarter, as demand for railcars in Europe remained stable. COVID-19 did not have a material impact on GRE's third quarter operating results. However, GRE continued to experience delays in new railcar investments due to COVID-19 related interruptions at railcar manufacturing facilities. There were no new customer lease restructuring requests in the third quarter, and requests approved to date have had a minimal impact on GRE's financial results. GRE expects ongoing pressure on future railcar utilization and lease rates, the magnitude and duration of which are still uncertain.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues
Lease revenue	$64.5	$55.6	$181.9	$161.7
Other revenue	2.6	2.4	6.5	6.2
Total Revenues	67.1	58.0	188.4	167.9

Expenses
Maintenance expense	13.5	12.2	38.3	35.5
Depreciation expense	17.1	14.5	48.4	42.7
Other operating expense	1.6	1.4	4.9	4.2
Total Expenses	32.2	28.1	91.6	82.4

Other Income (Expense)
Net gain on asset dispositions	0.5	0.3	0.8	1.2
Interest expense, net	(11.9)	(10.2)	(34.0)	(30.2)
Other income (expense)	0.5	(0.1)	(5.7)	(0.5)
Segment Profit	$24.0	$19.9	$57.9	$56.0

Investment Volume	$45.3	$51.8	$164.5	$158.6

GRE Fleet Data

At September 30, 2020, GRE's wholly owned fleet consisted of approximately 26,000 cars, and fleet utilization was 98.2% at September 30, 2020, compared to 98.4% at the end of the prior quarter and 99.4% at September 30, 2019. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the third quarter of 2020, an average of approximately 25,400 railcars were on lease, compared to 25,100 in the prior quarter and 23,900 for the quarter ended September 30, 2019. Changes in railcars on lease compared to prior periods are impacted by the number of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the quarter ended:

	September 30 2019	December 31 2019	March 31 2020	June 30 2020	September 30 2020
Beginning balance	23,967	24,211	24,561	25,352	25,705
Cars added	325	416	871	423	331
Cars scrapped or sold	(81)	(66)	(80)	(70)	(80)
Ending balance	24,211	24,561	25,352	25,705	25,956
Utilization rate at quarter end	99.4%	99.3%	98.5%	98.4%	98.2%
Average active railcars	23,877	24,216	24,622	25,100	25,369

GRE Fleet
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q19
4Q19
1Q20
2Q20
3Q20
Active Fleet
Idle
Utilization

\

Comparison of the First Nine Months of 2020 to the First Nine Months of 2019

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first nine months of 2020, fluctuations in the value of the euro, relative to the U.S. dollar, did not have a meaningful impact on lease revenue or segment profit, excluding other income (expense), compared to the same period in 2019.

Segment Profit

In the first nine months of 2020, segment profit of $57.9 million increased 3.4% compared to $56.0 million for the same period in the prior year. The increase was primarily due to higher lease revenue from more railcars on lease, offset by higher depreciation expense and the negative impact of changes in foreign exchange rates on non-functional currency items.

Revenues

In the first nine months of 2020, lease revenue increased $20.2 million, or 12.5%, due to more railcars on lease at GRE and Rail India.

Expenses

In the first nine months of 2020, maintenance expense increased $2.8 million, primarily due to higher wheelset costs and other repairs. Depreciation expense increased $5.7 million, resulting from the impact of new railcars added to the fleet.

Other Income (Expense)

In the first nine months of 2020, net gain on asset dispositions decreased $0.4 million, attributable to lower net scrapping gains. Net interest expense increased $3.8 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense increased $5.2 million, driven by the negative impact of changes in foreign exchange rates on non-functional currency items and higher net litigation costs related to the Viareggio matter, which reflected the absence of insurance proceeds received in the prior year.

Investment Volume

During the first nine months of 2020, investment volume was $164.5 million compared to $158.6 million in the same period in 2019. In the first nine months of 2020, GRE acquired 1,194 newly built railcars and purchased 431 railcars in the secondary market and Rail India acquired 353 railcars compared to 1,001 newly built railcars at GRE, 1,161 railcars at Rail India and 26 railcars at Rail Russia for the same period in 2019.

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

Comparison of the Third Quarter of 2020 to the Third Quarter of 2019
Foreign Currency

Rail International's reported financial results are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the third quarter of 2020, a stronger euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $2.5 million and segment profit, excluding other income (expense), by approximately $1.6 million compared to the same period in 2019.

Segment Profit

In the third quarter of 2020, segment profit of $24.0 million increased 20.6% compared to $19.9 million for the same period in the prior year. The increase was primarily due to higher lease revenue from more railcars on lease, partially offset by higher depreciation expense.

Revenues

In the third quarter of 2020, lease revenue increased $8.9 million, or 16.0%, due to more railcars on lease at GRE and Rail India and the impact of foreign exchange rates.

Expenses

In the third quarter of 2020, maintenance expense increased $1.3 million, driven by higher wheelset costs and the impact of foreign exchange rates. Depreciation expense increased $2.6 million due to new railcars added to the fleet and the impact of foreign exchange rates.

Other Income (Expense)

In the third quarter of 2020, net gain on asset dispositions increased $0.2 million, attributable to higher net gains on railcars sold in the secondary market. Net interest expense increased $1.7 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense decreased $0.6 million, largely due to the positive impact of changes in foreign exchange rates on non-functional currency items.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $92.8 million and $46.8 million for the nine months and three months ended September 30, 2020, compared to $53.6 million and $15.8 million for the same periods in 2019. Financial results for the current year included a transaction involving the refinancing and sale of a group of aircraft spare engines at the RRPF affiliates, which impacted both quarterly and full-year results. In this transaction, the RRPF affiliates sold 21 aircraft spare engines for total proceeds of $233.0 million in the nine months ended September 30, 2020. 18 of these aircraft spare engines were sold in the three months ended September 30, 2020 for total proceeds of $216.0 million. GATX's 50% share of the resulting pre-tax net gains were $35.3 million and $32.1 million for the nine months and three months ended September 30, 2020, respectively.

COVID-19 continued to severely impact global air travel in the third quarter. As a result, RRPF has granted significant rent deferrals and a number of its customers have declared bankruptcy or undertaken restructuring processes. Despite this, RRPF maintained strong utilization, with 94.3% of its engines on lease at the end of the quarter, and is focused on preserving a strong liquidity position in the current environment. RRPF continues to expect pressure on both engine utilization and lease rates, which will impact future operating results, the magnitude and duration of which are still uncertain.

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

While COVID-19 continued to have a significant impact on the gas shipping market, there were signs of improvement in the third quarter as charter rates and utilization increased modestly. We expect COVID-19 will likely continue to have a negative impact on future results, the magnitude and duration of which are still uncertain.

Portfolio Management's total asset base was $709.7 million at September 30, 2020, compared to $676.3 million at June 30, 2020, and $639.6 million at September 30, 2019.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues
Lease revenue	$0.1	$0.3	$0.6	$0.8
Marine operating revenue	5.0	1.9	11.6	4.4
Other revenue	0.1	0.1	0.4	0.5
Total Revenues	5.2	2.3	12.6	5.7

Expenses
Marine operating expense	3.6	3.4	10.9	12.0
Depreciation expense	1.3	1.6	4.0	4.9
Other operating expense	0.1	0.1	0.3	0.3
Total Expenses	5.0	5.1	15.2	17.2

Other Income (Expense)
Net gain on asset dispositions	0.5	0.5	1.6	1.1
Interest expense, net	(3.2)	(2.8)	(9.1)	(8.3)
Share of affiliates' pre-tax income	46.8	15.8	93.2	53.6
Segment Profit	$44.3	$10.7	$83.1	$34.9

Investment Volume	$—	$—	$0.3	$—

The following table shows the net book values of Portfolio Management's assets (in millions):

	September 30 2019	December 31 2019	March 31 2020	June 30 2020	September 30 2020
Investment in RRPF Affiliates	$506.5	$512.4	$532.2	$551.2	$582.3
Owned assets	133.1	141.3	125.1	125.1	127.4
Managed assets (1)	26.6	24.8	22.9	21.0	19.1
________
(1)     Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of September 30, 2020, the RRPF affiliates' fleet consisted of 439 aircraft spare engines with a net book value of $4,641.4 million, compared to 470 aircraft spare engines with a net book value of $4,897.9 million at June 30, 2020 and 456 aircraft spare engines with a net book value of $4,556.2 million at September 30, 2019. Engine utilization for the RRPF affiliates was 94.3% at September 30, 2020, compared to 95.1% at the end of the prior quarter and 95.6% at September 30, 2019. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2019	December 31 2019	March 31 2020	June 30 2020	September 30 2020
Beginning balance	461	456	478	478	470
Engine acquisitions	5	27	8	2	—
Engine dispositions	(10)	(5)	(8)	(10)	(31)
Ending balance	456	478	478	470	439
Utilization rate at quarter end	95.6%	96.9%	95.8%	95.1%	94.3%

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
Utilization
500
400
300
200
100
0
100.0%
95.0%
90.0%
85.0%
80.0%
3Q19
4Q19
1Q20
2Q20
3Q20
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Nine Months of 2020 to the First Nine Months of 2019

Segment Profit

In the first nine months of 2020, segment profit was $83.1 million, compared to $34.9 million for the same period in the prior year. The increase reflects higher earnings at the RRPF affiliates, primarily driven by higher net disposition gains, as well as an improved contribution from the Specialized Gas Vessels.

Revenues

In the first nine months of 2020, lease revenue was comparable to the same period in the prior year. Marine operating revenue increased $7.2 million, driven by higher utilization and increased charter rates from the Specialized Gas Vessels and the transition to the new commercial manager in the prior year.

Expenses

In the first nine months of 2020, marine operating expense decreased $1.1 million, due to lower operating expenses and management fees for the Specialized Gas Vessels. The lower management fees were a result of the change in commercial manager.

Other Income (Expense)

In the first nine months of 2020, income from our share of affiliates' earnings increased $39.6 million, driven by higher net disposition gains, including $35.3 million of gains from a a transaction involving the refinancing and sale of a group of aircraft spare engines. Operating results were lower, primarily due to higher depreciation and bad debt expense.

Comparison of the Third Quarter of 2020 to the Third Quarter of 2019

Segment Profit

In the third quarter of 2020, segment profit was $44.3 million, compared to $10.7 million in the prior year period. The increase reflects higher earnings at the RRPF affiliates, primarily driven by higher net disposition gains, as well as an improved contribution from the Specialized Gas Vessels.

Revenues

In the third quarter of 2020, lease revenue was comparable to the same period in 2019. Marine operating revenue increased $3.1 million, due to higher utilization and increased charter rates from the Specialized Gas Vessels and the transition to the new commercial manager in the prior year.

Expenses

In the third quarter of 2020, marine operating expense increased $0.2 million, due to higher operating expenses for the Specialized Gas Vessels.

Other Income (Expense)

In the third quarter of 2020, income from our share of affiliates' earnings increased $31.0 million, driven by higher net disposition gains, including $32.1 million of gains from a transaction involving the refinancing and sale of a group of aircraft spare engines. Operating results were lower, primarily due to higher depreciation and bad debt expense.

OTHER

Other comprises selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Selling, general and administrative expense	$42.0	$42.6	$125.8	$129.6
Unallocated interest (income) expense	(2.2)	(1.4)	(5.1)	(4.6)
Other expense (income), including eliminations	0.6	0.6	3.3	1.2

SG&A, Unallocated Interest and Other

SG&A decreased $3.8 million for the first nine months of 2020 compared to the same period in the prior year. The decrease was largely due to lower discretionary expenses as a result of COVID-19, as well as lower employee compensation expenses.

SG&A decreased $0.6 million for the third quarter of 2020 compared to the same period in the prior year. The decrease was largely due to lower discretionary expenses as a result of COVID-19, as well as lower employee compensation expenses.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations increased $2.1 million for the first nine months of 2020 compared to the same period in the prior year. The increase was primarily due to higher non-service pension expense in the current year.

Other expense (income), including eliminations for the third quarter of 2020 was comparable to the same period in the prior year, as higher non-service pension expense was offset by the positive impact of foreign exchange rates on a foreign pension plan.

Consolidated Income Taxes

See "Note 10. Income Taxes" in Part I, Item 1 of this Form 10-Q.

DISCONTINUED OPERATIONS

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" in Item 1 of this Form 10-Q for additional information. The ASC business comprises the entirety of GATX's discontinued operations.

The following table shows the components of discontinued operations, net of taxes (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Discontinued operations, net of taxes
Net income (loss) from discontinued operations, net of taxes	$—	7.9	$(2.2)	15.9
(Loss) gain on sale of discontinued operations, net of taxes	(0.3)	—	3.3	—
Discontinued operations, net of taxes	$(0.3)	$7.9	$1.1	$15.9

In the first nine months of 2020, net loss from discontinued operations, net of taxes, was $2.2 million, compared to net income of $15.9 million for the same period in the prior year. As a result of the sale, there were no operations during the third quarter of the current year, compared to net income of $7.9 million for the same period in the prior year. Both variances were driven by lower volume, primarily resulting from the impacts of COVID-19, as well as the timing of the sale of the ASC business in the second quarter of 2020.

We recognized a gain of $3.6 million net of taxes, during the second quarter of 2020 in connection with this sale. In the third quarter of 2020, we recognized a loss of $0.3 million, net of taxes, attributable to final post-closing adjustments and expenses related to the sale.

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

While COVID-19 has negatively impacted all of our business segments, the impact on our financial results for the three and nine months ended September 30, 2020 was not significant. We expect COVID-19 will continue to have negative impacts on our operating and financial results in future periods, the magnitude and duration of which are still uncertain. We also expect COVID-19 to have an ongoing negative impact on our customers, including their ability to make their lease payments timely, as well as their willingness to renew existing leases or enter into new lease contracts. During the year, we have received specific requests from customers for relief through deferral of lease payments, lease rate reductions, and new car order postponement. While we have granted certain requests, the impact on our financial results was limited. However, this places increasing pressure on our cash flow and liquidity. We have a strong liquidity position, solid balance sheet, and access to capital that we expect will enable GATX to effectively manage through the COVID-19 pandemic. As of September 30, 2020, we had an unrestricted cash balance of $459.8 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2022 and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2024, both of which are fully available as of September 30, 2020. In addition, we have no outstanding debt maturities due until June 2021.

The following table shows our principal sources and uses of cash from continuing operations for the nine months ended September 30 (in millions):

	2020	2019
Principal sources of cash
Net cash provided by operating activities	$302.1	$278.2
Portfolio proceeds	120.2	185.6
Other asset sales	17.5	18.9
Proceeds from issuance of debt, commercial paper, and credit facilities	1,465.8	551.7
Total	$1,905.6	$1,034.4

Principal uses of cash
Portfolio investments and capital additions	$(641.4)	$(503.8)
Repayments of debt, commercial paper, and credit facilities	(1,103.1)	(410.0)
Purchases of assets previously leased	—	(1.0)
Payments on finance lease obligations	(40.0)	—
Stock repurchases	—	(129.0)
Dividends	(53.7)	(52.8)
Total	$(1,838.2)	$(1,096.6)

Additionally, net cash from discontinued operations, including proceeds from the sale of ASC, for the first nine months of 2020 was $254.2 million, compared to zero in the same period in the prior year.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first nine months of 2020 was $302.1 million, an increase of $23.9 million compared to the same period in 2019. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for employee compensation costs, SG&A expenses, and other operating expenses were partially offset by higher payments for interest expense and income taxes.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $120.2 million for the nine months of 2020 decreased by $65.4 million from the prior year, primarily due to lower proceeds from railcar and locomotive sales at Rail North America.

Proceeds From Issuance of Debt

Proceeds from the issuance of debt for the nine months ended September 30, 2020 were $1,465.8 million (net of hedges and debt issuance costs). In the first nine months of 2020, we issued a $500 million 10-year unsecured note with a 4.00% interest rate in the U.S. We also entered into a €100 million 5-year bilateral term loan with a 1.00% interest rate and a €100 million 5-year unsecured bank term loan with a 1.13% interest rate, both in Europe. In addition, we entered into a $500 million, 364-day, floating rate term loan and drew the full $250 million on our 3-year credit facility, both of which were subsequently repaid.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. Portfolio investments and capital additions of $641.4 million for the first nine months of 2020 increased $137.6 million compared to 2019, due to more railcars acquired at Rail North America.

Repayments of Debt

Debt repayments of $1,103.1 million for the first nine months of 2020 were $693.1 million higher than prior year. Repayments in the current year consisted of $350 million of scheduled maturity payments, the prepayment of our $500 million, 364-day, floating rate term loan and the repayment of the $250 million drawn on our 3-year credit facility.

Discontinued Operations

Proceeds from the sale of ASC were $257.2 million for the first nine months of 2020. The proceeds from this sale were used to repay the $250 million drawn on our 3-year credit facility.

Share Repurchase Program

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the nine months ended September 30, 2020, compared to 1.7 million shares of common stock for $129.9 million during the same period in 2019. Actual cash payments in any period consist of those transactions that settled during the current period. As of September 30, 2020, $150.0 million remained available under the repurchase authorization.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2020 (in millions):

	Payments Due by Period
	Total	2020 (1)	2021	2022	2023	2024	Thereafter
Recourse debt	$5,212.6	$—	$600.0	$250.0	$250.0	$540.3	$3,572.3
Interest on recourse debt (2)	1,962.2	48.8	186.2	170.6	159.2	147.0	1,250.4
Commercial paper and credit facilities	13.5	13.5	—	—	—	—	—
Operating lease obligations	433.9	8.2	57.3	52.4	50.4	47.5	218.1
Purchase commitments (3)	1,262.3	164.6	455.8	346.9	295.0	—	—
Total	$8,884.5	$235.1	$1,299.3	$819.9	$754.6	$734.8	$5,040.8
__________
(1)     For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2020.
(3)     Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of September 30, 2020, all 8,950 railcars have been ordered, of which 8,749 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At September 30, 2020, 1,672 railcars have been ordered, of which 908 railcars have been delivered, pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of September 30, 2020, 3,473 railcars have been ordered, of which 1,846 have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the nine months ended September 30, 2020:

Europe (1)
Balance as of September 30 (in millions)	$13.5
Weighted-average interest rate	0.9%
Euro/dollar exchange rate	1.17

Average daily amount outstanding year to date (in millions)	$17.6
Weighted-average interest rate	0.8%
Average Euro/dollar exchange rate	1.12

Average daily amount outstanding during 3rd quarter (in millions)	$18.0
Weighted-average interest rate	0.8%
Average Euro/dollar exchange rate	1.17

Maximum daily amount outstanding (in millions)	$30.9
Euro/dollar exchange rate	1.13
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in May 2024. This credit facility contains two one-year extension options from its then scheduled expiration date. As of September 30, 2020, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in May 2022 and also has two one-year extension options from its then scheduled expiration date. As of September 30, 2020, the full $250 million was available on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of September 30, 2020, €23.5 million was available under these credit facilities.

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

At September 30, 2020, our European rail subsidiaries had outstanding term loan and private placement debt balances totaling €480.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facilities noted above.

At September 30, 2020, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of

September 30, 2020, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(459.8)	$(492.9)	$(570.7)	$(151.0)	$(48.6)
Commercial paper and bank credit facilities	13.5	5.9	275.5	15.8	112.0
Recourse debt	5,183.0	5,047.5	5,043.7	4,780.4	4,580.2
Operating lease obligations	368.0	372.3	399.3	432.3	440.3
Finance lease obligations	—	31.8	—	7.9	—
Total debt and lease obligations, net of unrestricted cash	$5,104.7	$4,964.6	$5,147.8	$5,085.4	$5,083.9

Total recourse debt (1)	$5,104.7	$4,964.6	$5,147.8	$5,085.4	$5,083.9
Shareholders' Equity	$1,930.0	$1,875.3	$1,831.0	$1,835.1	$1,786.5
Recourse Leverage (2)	2.6	2.6	2.8	2.8	2.8
________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)     Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income (GAAP)	$47.9	$45.1	$133.5	$154.6
Less: Net income from discontinued operations (GAAP)	(0.3)	7.9	1.1	15.9
Net income from continuing operations (GAAP)	$48.2	$37.2	$132.4	$138.7

Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (1)	—	—	—	(2.8)
Adjustments attributable to affiliates' earnings, net of taxes:
Income tax rate change (2)	12.3	—	12.3	—
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$60.5	$37.2	$144.7	$135.9
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$(0.3)	$7.9	$1.1	$15.9
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$60.2	$45.1	$145.8	$151.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Diluted earnings per share from consolidated operations (GAAP)	$1.35	$1.25	$3.77	$4.22
Less: Diluted earnings per share from discontinued operations (GAAP)	(0.01)	0.22	0.03	0.43
Diluted earnings per share from continuing operations (GAAP)	$1.36	$1.03	$3.74	$3.79

Adjustments attributable to income from continuing operations, net of taxes:
Income tax rate change (1)	—	—	—	(0.07)
Adjustments attributable to affiliates' earnings, net of taxes:
Income tax rate change (2)	0.35	—	0.35	—
Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP)	$1.71	$1.03	$4.09	$3.72
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$(0.01)	$0.22	$0.03	$0.43
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$1.70	$1.25	$4.12	$4.15

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended September 30 (in millions):

	2020	2019
Net income (GAAP)	$190.1	$203.8
Less: Net income from discontinued operations (GAAP)	15.6	25.4
Net income from continuing operations (GAAP)	$174.5	$178.4

Adjustments attributable to pre-tax income from continuing operations:
Costs attributable to the closure of a maintenance facility at Rail International (3)	—	0.9
Total adjustments attributable to pre-tax income from continuing operations	$—	$0.9
Income taxes thereon, based on applicable effective tax rate	$—	$(0.3)
Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (1)	—	(2.8)
Impact of the Tax Cuts and Jobs Act of 2017 (4)	—	(16.7)
Foreign tax credit utilization (5)	—	(1.4)
Total other income tax adjustments attributable to income from continuing operations	$—	$(20.9)
Adjustments attributable to affiliates' earnings, net of taxes:
Income tax rate change (2)	12.3	—
Total adjustments attributable to affiliates' earnings, net of taxes	$12.3	$—
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$186.8	$158.1

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (6)	(8.1)	—
Impact of the Tax Cuts and Jobs Act of 2017 (4)	—	0.2
Total adjustments attributable to discontinued operations, net of taxes	$(8.1)	$0.2
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$7.5	$25.6

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$194.3	$183.7

Return on Equity (GAAP)	10.2%	11.2%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (7)	12.7%	12.3%
_______
(1) Deferred income tax adjustment due to a reduction of the corporate income tax rate enacted in Alberta, Canada.
(2)    Deferred income tax adjustment due to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom.
(3) Expenses related to the closure of a maintenance facility.
(4) Amount attributable to the impact of corporate income tax changes enacted by the Tax Cuts and Jobs Act of 2017 (the "Tax Act").
(5)    Benefits attributable to the utilization of foreign tax credits.
(6)     Net casualty gain attributable to insurance recovery for a vessel at ASC.
(7)    Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Act, as described above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2019, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2019. The capital markets have been impacted by COVID-19, with recent debt transactions, although improving, generally having higher credit spreads than similar transactions in 2019 and earlier in 2020.

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No share repurchases were completed during the third quarter of 2020. As of September 30, 2020, $150.0 million remained available under the repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
10.1
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated November 3, 2014. (Note: Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K).

31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months and nine months ended September 30, 2020 and 2019, and (v) Notes to the Consolidated Financial Statements.

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

Date: October 30, 2020