Form 10-K
period 2020-12-31
GATX CORP
filed 2021-02-18
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2.1 billion as of June 30, 2020.

There were 35.1 million common shares outstanding at January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 12, 2021	PART III

GATX CORPORATION
2020 FORM 10-K

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"), could cause actual results to differ materially from our current expectations expressed in forward looking statements:

•the duration and effects of the global COVID-19 pandemic, including adverse impacts on our business, personnel, operations, commercial activity, supply chain, the demand for our transportation assets, the value of our assets, our liquidity, and macroeconomic conditions
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦weak macroeconomic conditions
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading"
◦changes in supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including reduced demand for air travel, geographic exposure and customer concentrations
◦other operational or commercial needs or decisions of our customers
◦customers' desire to buy, rather than lease, our transportation assets
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure

•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities
•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and the risks that certain factors that adversely affect Rolls-Royce could have an adverse effect on those businesses
•fluctuations in foreign exchange rates
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•asset impairment charges we may be required to recognize
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•changes in banks' inter-lending rate reporting practices and the phasing out of LIBOR
•competitive factors in our primary markets, including competitors with significantly lower costs of capital
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties or trade barriers affecting our activities in the countries where we do business
•changes in, or failure to comply with, laws, rules, and regulations
•inability to obtain cost-effective insurance
•environmental liabilities and remediation costs
•potential obsolescence of our assets
•inadequate allowances to cover credit losses in our portfolio
•operational, functional and regulatory risks associated with severe weather events, climate change and natural disasters
•inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we," "us," "our," and similar terms), a New York corporation founded in 1898, is the leading global railcar lessor, owning fleets in North America, Europe, and Asia. In addition, jointly with Rolls-Royce plc, we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment. On May 14, 2020, we completed the sale of our ASC business to Rand Logistics, Inc., subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 27. Discontinued Operations" in Part II, Item 8 of this Form 10-K for additional information. On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world. Financial results for this business will be reported in the Other segment. See "Note 5. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

At December 31, 2020, we had total assets of $8.9 billion, composed largely of railcars.

OPERATIONS

GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees, and the communities where we operate. Our wholly owned fleet of approximately 149,000 railcars is one of the largest railcar lease fleets in the world. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and Russia, and freight cars in India. The following table sets forth our worldwide rail fleet data as of December 31, 2020:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	61,868	56,192	118,060	288	118,348	645
Rail International	22,091	8,788	30,879	7	30,886	—
Total	83,959	64,980	148,939	295	149,234	645

Our rail customers primarily operate in the petroleum, chemical, food/agriculture, and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship nearly 600 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

	General-Service Tank Cars	High-Pressure Tank Cars	Specialty Tank Cars	Specialty/Pneumatic Covered Hoppers	Gravity Covered Hoppers	Open-Top Cars	Boxcars
Principal Industries Served	Petroleum/Biofuels	Petroleum	Chemical	Plastics	Agriculture	Energy	Food
	Chemical	Chemical	Petroleum	Food	Energy	Steel	Consumer Goods
	Food		Mining	Industrial	Industrial	Construction	Forest Products
	Agriculture				Construction	Forest Products	Packaging
	Construction						Construction

Principal Commodities	Refined Petroleum Products	Natural Gas Liquids	Sulfuric Acid	Plastics	Fertilizer	Coal	Packaged Food and Beverages
	Fertilizer	Propylene	Molten Sulfur	Flour	Grain	Metals and Related	Paper and Packaging
	Ethanol/Biofuels	Vinyl Chloride Monomer	Hydrochloric Acid	Sugar	Sand	Aggregates	Lumber and Building Products
	Edible Oils and Syrups	Miscellaneous Chemicals	Caustic Soda	Starch	Cement	Coke	Mixed Freight
	Chemicals		Phosphoric Acid	Carbon Black	Soda Ash	Waste

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated economic useful lives of 27 to 45 years and an average age of approximately 20 years. Rail North America has a large and diverse customer base, serving approximately 850 customers. In 2020, no single customer accounted for more than 5% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 23% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar types and market conditions. The average remaining lease term of the North American fleet was approximately 35 months as of December 31, 2020. Rail North America’s primary competitors are Union Tank Car Company, Wells Fargo Rail, the CIT Group, Trinity Industries Leasing Company, and SMBC Rail Services, LLC. Rail North America competes primarily on the basis of lease rate, maintenance capabilities, customer relationships, engineering expertise, and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, The Greenbrier Companies, Inc. (“Greenbrier”), National Steel Car Ltd., and Freightcar America. We also acquire railcars in the secondary market. In 2014, we entered into a long-term supply agreement with Trinity. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2020, all 8,950 railcars have been ordered and delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At December 31, 2020, 1,891 railcars have been ordered pursuant to the amended terms of the agreement, of which 1,272 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by Greenbrier on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement, 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of December 31, 2020, 4,035 railcars have been ordered, of which 2,297 railcars have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Additionally, we acquired a fleet of 3,098 railcars from ECN Capital Corporation, with 2,832 of the railcars acquired in 2018 and the remaining 266 railcars in early 2019.

Rail North America also owns a fleet of locomotives, consisting of 617 four-axle and 28 six-axle locomotives as of December 31, 2020. Locomotive customers are primarily regional and short-line railroads, industrial users, and Class I railroads. Lease terms vary from month-to-month to ten years. As of December 31, 2020, the average remaining lease term of the locomotive fleet was approximately 24 months. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include lease rates, customer service, maintenance, and availability of locomotives.

Rail North America also remarkets its rail assets, and these remarketing activities may generate gains which could contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of maintenance facilities in the United States and Canada dedicated to performing safe, timely, efficient, and high-quality railcar maintenance services for customers. Services include interior cleaning of railcars, routine maintenance and general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, interior blast and lining, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. At December 31, 2020, Rail North America’s maintenance network consisted of:
•Six major maintenance facilities that can complete nearly all types of maintenance services.
•Two smaller maintenance facilities with more limited capabilities.
•Six customer-dedicated sites operating within customer facilities that offer services tailored to the needs of our customers’ fleets.
•Seven locations with mobile units that travel to many track-side field locations to provide spot repairs and interior cleaning services.

    The maintenance network is supplemented by a number of preferred third-party maintenance providers and railroads. In 2020, third-party maintenance network expenses accounted for approximately 34% of Rail North America’s total maintenance network expenses, excluding repairs performed by the railroads. In 2020, wholly owned and third-party maintenance facilities performed approximately 48,000 service events, including multiple independent service events for the same car.
Our maintenance activities are dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. Revenue earned from these types of maintenance services is recorded in other revenue.

Affiliates

We previously owned a 12.5% interest in Adler Funding LLC ("Adler"), a railcar leasing partnership that was formed in 2010 with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provided leasing, maintenance and asset remarketing services to Adler, for which it received a base service fee and a performance-based asset remarketing fee. All Adler railcar assets were sold in 2018. There was no operating income or loss recognized from this partnership in 2019 or 2020. During 2020, Adler was legally dissolved and final proceeds were distributed.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("GRI"), and Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. These railcars have estimated useful lives of 30 to 40 years and an average age of approximately 17 years. GRE has a diverse customer base with approximately 240 customers. In 2020, one customer accounted for more than 10% of GRE's total lease revenue and the top ten customers combined accounted for approximately 53% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2020, the average remaining lease term of the European fleet was approximately 22 months. GRE's primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Wascosa AG, and Touax. GRE competes principally on the basis of customer relationships, lease rate, maintenance expertise, and availability of railcars.

GRE acquires new railcars primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Duro Dacovic, and Tatravagonka a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2020, GRE had commitments to acquire from third parties, primarily from Gök Yapi San. Tic. a.s. and Greenbrier-Astra Rail, approximately 925 newly manufactured railcars to be delivered in 2021. The majority of these railcars have committed leases in place with customers.

As of December 31, 2020, GRI owned 4,156 railcars with estimated useful lives of 15 to 25 years. GRI's leases are net leases and have terms generally ranging from four to fourteen years. As of December 31, 2020, the average remaining lease term of the Indian fleet was approximately 6 years. GRI has a small customer base with twelve customers in the automotive, container, steel, cement, and bulk commodities transport sector, as well as one customer in the public sector. As of December 31, 2020, GRI had entered into contracts to acquire 414 railcars to be delivered in 2021, the majority of which have committed leases in place with customers.

As of December 31, 2020, Rail Russia owned 380 railcars with useful lives of 22 to 32 years. Rail Russia's leases are service leases and have terms generally ranging from three to seven years. As of December 31, 2020, the average remaining lease term of the Russian fleet was approximately 4 years. Rail Russia has a small customer base with three customers in the timber, food products, and chemical sectors.

Maintenance

As of December 31, 2020, GRE operates a maintenance facility in Ostróda, Poland. In 2020, GRE sold its railcar maintenance facility in Hanover, Germany, which had been closed and out of operation since 2018. The maintenance facility in Ostróda, Poland assembles railcars for GRE's fleet and performs significant repairs, regulatory compliance, and modernization work for our owned railcars. This service center is supplemented by a number of third-party repair facilities. The third party facilities accounted for approximately 70% of GRE's fleet repair costs in 2020.

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

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas-carrying vessels (the "Specialized Gas Vessels").

Other
1%
Marine Equipment
16%
Aircraft Spare
Engine Leasing
Affiliates
83%

Aggregate Net Book Value of $706.1 million as of 12/31/2020

Affiliates

The Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”) are a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: leasing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and leasing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2020, the RRPF affiliates, in aggregate, owned 445 engines, of which 215 were on lease to Rolls-Royce. Aircraft engines generally have an estimated economic useful life of 18 to 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of December 31, 2020, the average age of these engines was approximately 12 years. Lease terms vary, but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all maintenance activities.

Owned and Managed Assets

As of December 31, 2020, Portfolio Management's owned assets consisted primarily of the Specialized Gas Vessels. The vessels are commercially managed by Anthony Veder Group B.V. ("Veder"). Veder, based in the Netherlands, owns and operates a fleet of specialized gas-carrying vessels under contracts and charters with customers in the oil and gas industry. The Specialized Gas Vessels engage in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene for major oil and chemical customers worldwide.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and the remarketing of these assets. As of December 31, 2020, Portfolio Management's managed activities consisted primarily of managing leases of two power generating assets.

OTHER

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world, headquartered in Dordrecht, Netherlands. Trifleet owns and manages a fleet of over 19,000 tank containers leased to a diverse base of approximately 300 customers in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, as well as to tank container operators. These tank containers have estimated useful lives of 15 to 25 years and an average age of approximately 8 years for the combined owned and managed fleet. Trifleet's lease terms generally range from one to five years and as of December 31, 2020, the average remaining lease term of the combined owned and managed fleet was approximately 29 months. Trifleet manages tank containers on behalf of third-party container investors under long-term agreements. Under these agreements, Trifleet earns fees for managing these investor-owned fleets, and provides various services, including the sourcing of new containers and customers, leasing and remarketing of tank containers, arranging inspection and maintenance services. Trifleet's primary competitors are Eurotainer, Exsif, Seaco, and CS Leasing.

Trifleet acquires new tank containers primarily from China International Marine Containers (Group) Ltd. ("CIMC"), Welfit Oddy, Jingjiang Asian-Pacific Logistics Equipment Co., Ltd. ("JJAP"), and Nantong Tank Container Co., Ltd. As of December 31, 2020, Trifleet had commitments to acquire from third parties, primarily from CIMC and JJAP, 366 newly manufactured tank containers to be delivered in 2021.

TRADEMARKS AND PATENTS

Patents, trademarks, and licenses are not material to our businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

GATX's business is not materially impacted by seasonality of operations.

CUSTOMER BASE

GATX, taken as a whole, is not dependent upon a single customer nor does it have any significant customer concentrations. Segment concentrations, if material, are described above.

See "Note 15. Concentrations" in Part II, Item 8 of this Form 10-K for additional information.

HUMAN CAPITAL

The strength of our workforce is the significant contributor to our success. To facilitate talent attraction and retention, we endeavor to make GATX a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers. This is supported by fair compensation, a range of benefits and health and wellness offerings, and by programs that build connections between our employees and their communities.

Employees and Employee Relations

As of December 31, 2020, we employed 1,904 persons globally, of whom approximately 35% were union workers covered by collective bargaining agreements. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

See "Note 15. Concentrations" in Part II, Item 8 of this Form 10-K for additional information about our employees and concentration of labor force.

Diversity and Inclusion

GATX recognizes that diversity, equity, and inclusion are critical to our success. We strive to cultivate a diverse and inclusive workplace, and our programs and policies are designed to provide fair treatment to all employees. In recent years, GATX has committed to strengthening its culture of diversity and inclusion by implementing key hiring and retention initiatives, including the following:

•a hiring initiative which encourages diverse hires and aims to mitigate unconscious bias,

•broad candidate slates for management and management-feeder positions with the aim of building diverse talent pipelines,
•interviewer slates designed to have diverse voices involved in the selection process,
•a consistent methodology for evaluating candidates to maintain focus on job-related criteria,
•hiring, promoting, and developing female talent in order to increase female representation in leadership positions,
•conducting annual compensation analysis to ensure gender pay equity for professional, managerial, and executive level positions, and
•administration of an employee engagement survey, including specific questions geared towards diversity and inclusion.

Our programs have led to developing and promoting women to leadership and officer positions, and we intend to leverage this approach to further strengthen diversity and inclusion at GATX. We welcome and celebrate our teams’ differences, experiences, and beliefs, and are investing in a more engaged, diverse, and inclusive workforce.

Talent Development, and Retention

We believe our ability to attract, retain, and develop top talent is critical to our success. We have been voted a top workplace in Chicago by our employees and have a high overall rate of retention. In addition, we conduct an annual employee engagement survey to gather valuable feedback. We are focused on creating experiences and programs that foster professional growth, performance and retention. GATX invests significant resources in the training and development of our employees with such programs as Leadership 101 for field supervisors, Business Series sessions for employees to learn about different aspects of GATX, professional development courses, e-learning, and certification programs for maintenance personnel to enable career progression through higher skilled roles. Our talent development programs are designed to provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.

Compensation and Benefits

GATX provides comprehensive compensation and benefits programs to support our employees’ overall well-being. In addition to salaries, these programs include annual bonuses, stock awards, a matched 401(k) plan, comprehensive health insurance, prescription drug coverage, health savings accounts, and paid time-off. Our retirement program includes a defined benefit plan, health reimbursement account, and pre-65 medical plan for employees retiring from the company. Other benefits include life, disability, and accident insurance, paid parental leave, identity theft coverage, flexible time-off, adoption assistance, tuition reimbursement, and telecommuting flexibility.

Safety

GATX strives to maintain the highest levels of safety by fostering a culture that makes safety a top priority. GATX utilizes a continuous improvement methodology to identify safety risks and hazards and drive improvement initiatives. During the COVID-19 pandemic, we have taken steps to ensure that our railcar maintenance facility employees and inspectors, who are deemed “essential” to the rail industry, can safely perform their jobs every day. Our efforts include establishing consistent employee screening protocols, safe work practices and training, and robust cleaning procedures within our repair facility network in order to minimize COVID-19 risk to our employees, their families and the communities in which we operate.

GATX continues to be recognized as a Responsible Care Partner by the American Chemistry Council and the Chemical Industry Association of Canada ("CIAC"), and is an active participant in the Transportation Community Awareness and Emergency Response initiative, a national outreach effort assisting communities to prepare for and respond to possible hazardous materials transportation incidents. In 2020, GATX donated a 30,000-gallon tank car to the CIAC to provide tank car and service equipment training to emergency responders throughout Canada. Additionally, GATX offers training on the proper use of our equipment and on regulations that impact our business. We hold training events at customer locations across North America through the use of our TankTrainer™ mobile classroom. In the past three years, we have trained more than 1,600 customers and emergency responders.

Community Commitment

We believe that building connections between our employees and their communities creates a more meaningful, fulfilling and enjoyable workplace. GATX has a long history of supporting causes in communities where our employees live and work, establishing a company culture that values strong corporate citizenship. Every year, we organize and encourage employees to volunteer and give back through programs that focus on addressing the needs of underserved populations and building vibrant communities. In 2020, GATX employees donated meals to support healthcare workers on the front lines of the COVID-19 pandemic and individuals experiencing hardship and homelessness, and GATX mentored students and awarded scholarships through our partnership with Big Shoulders Fund. Further, we hold an annual employee giving campaign and fundraiser for the Make-A-Wish Foundation of Illinois and have donated nearly $4.5 million to the organization since 2008.

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

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2020, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 24. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	61
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	52
James M. Conniff	Executive Vice President and Chief Human Resources Officer	2018	63
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	66
Robert C. Lyons	Executive Vice President and President, Rail North America	2018	57
N. Gokce Tezel	Executive Vice President and President, Rail International	2018	46
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	53
Jennifer M. McManus	Senior Vice President, Controller and Chief Accounting Officer	2020	41
Paul F. Titterton	Senior Vice President and Chief Operating Officer, Rail North America	2018	45
Jennifer L. Van Aken	Senior Vice President, Treasurer and Chief Risk Officer	2020	46
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	58
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer, Rail North America	2018	53

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

•Mr. Lyons was elected Executive Vice President and President, Rail North America in August 2018. Previously, Mr. Lyons served as Executive Vice President and Chief Financial Officer from 2012 to August 2018, Senior Vice President and Chief Financial Officer from 2007 to 2012, Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998.

•Mr. Tezel was elected Executive Vice President and President, Rail International in August 2018, Previously, Mr. Tezel served as Senior Vice President and President, Rail International from March 2018 to August 2018, Vice President and Senior Vice President – Business Development, Rail International from 2015 to March 2018, Vice President and Group Executive, Emerging Markets from 2012 to 2015, Vice President – International Business Development 2008 to 2012, Vice President – Strategic Growth from 2007 to 2008, Director, Marketing and Product Development from 2005 to 2007, Director, Corporate Finance from 2003 to 2005, and Associate Director, Corporate Finance from 2000 to 2003.

•    Mr. Adedoyin has served as Senior Vice President and Chief Information Officer since January 2016. Previously, Mr. Adedoyin served as Vice President and Chief Information Officer from 2013 to January 2016 and Senior Director, IT Strategy and Project Management Office from 2008 to 2013.

•Ms. McManus was elected Senior Vice President, Controller and Chief Accounting Officer in January 2020. Previously Ms. McManus served as Senior Director, Investor Relations and Accounting Research, Policy & Planning since May 2017 and Director, Accounting Research, Policy & Planning from June 2015 to May 2017. Prior to joining GATX, Ms. McManus held various positions of increasing responsibility with Hyatt Hotels Corporation, Tribune Company, and in public accounting.

•Mr. Titterton was elected Senior Vice President and Chief Operating Officer, Rail North America in August 2018. Previously, Mr. Titterton served as Senior Vice President and Chief Commercial Officer, Rail North America from 2015 to August 2018, Vice President and Chief Commercial Officer from 2013 to 2015, Vice President and Group Executive, Fleet Management, Marketing and Government Affairs from 2011 to 2013, Vice President and Executive Director, Fleet Management from 2008 to 2011, and in a variety of positions of increasing responsibility since joining the company in 1997.

•Ms. Van Aken was elected Senior Vice President, Treasurer, and Chief Risk Officer in October, 2020. Previously Ms. Van Aken served as Vice President, Financial Planning & Analysis from 2019 to 2020, Senior Director, Financial Planning & Analysis from 2018 to 2019, Assistant Treasurer, Corporate Finance from 2016 to 2018, Director, Investment Risk Management from 2015 to 2016, Director, Investor Relations from 2010 to 2015, Director, Corporate Finance from 2009 to 2010, and Manager, Corporate Finance from 2006 to 2009. Prior to joining GATX, Ms. Van Aken held a number of positions of increasing responsibility in the financial services industry.

•Mr. Young was elected Senior Vice President and Chief Tax Officer in August 2018. Previously, Mr. Young served as Vice President and Chief Tax Officer from 2015 to August 2018, Vice President of Tax from 2007 to 2015, and as Director of Tax from 2003 to 2007. Prior to joining GATX, Mr. Young spent twenty years in a variety of tax related positions of increasing responsibility in public accounting and the financial services industry.

•Mr. Zmudka was elected Senior Vice President and Chief Commercial Officer, Rail North America in August 2018. Previously, Mr. Zmudka served as Vice President and Group Executive, North American Sales & Marketing from 2010 to August 2018, Vice President and Executive Director, Strategic Sales from 2007 to 2010, and Vice President, National Accounts from 2006 to 2007. Mr. Zmudka joined GATX in 1989 and worked in various sales and fleet portfolio roles before being promoted to Vice President, Regional Sales in 2001.

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

Business and Operational Risks

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

We depend on continued demand from our customers to lease or use our transportation assets and services and on our customers’ ability to pay for leased assets and services. The ongoing COVID-19 pandemic has caused a slowdown of economic activity around the world (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, a dramatic reduction in air travel, and significant volatility and disruption of financial markets, and we expect these impacts may continue for the foreseeable future. There has been reduced demand for leasing of certain railcar types and for aircraft spare engines, as well as downward pressure on lease rates and renewals, and asset disposition activity across our segments, which adversely affects our financial performance. Prolonged weakness in certain sectors of the global economy may make it difficult to lease certain types of our transportation assets that are returned either at lease end or due to customer bankruptcies or defaults. Additionally, there have been a number of requests from certain railcar- and aircraft spare engine-leasing customers for payment deferrals and rate restructurings, and we and our RRPF affiliates have made such accommodations for certain of those customers, and may continue to make such accommodations in the future. The pandemic continues to threaten the solvency of airline operators who lease aircraft spare engines and increase their risk of bankruptcy. We also face ongoing operational challenges from the need to protect employee health and safety, and have encountered and will continue to encounter ongoing workplace disruptions, temporary closures of our facilities, and reduced productivity, resulting in increased costs and adverse challenges for our rail operations. The pandemic has caused restrictions on the movement of people, raw materials and goods, including the need to limit employee travel, close facilities and offices, and implement work-from-home policies for employees. In particular, our remote work arrangements for employees, coupled with stay-at-home orders and quarantines, pose challenges for those employees and our IT systems, and extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity and IT systems management risks. The situation surrounding COVID-19 is fluid, and if financial markets experience further disruption or increased volatility, we could face heightened risks related to our financing activities, including limited availability of funding or increased funding costs, which could adversely affect our business, financial position, and results of operations.

Because the duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the pandemic’s impact on our operations, financial performance, and liquidity, as well as its impact on our ability to successfully execute our business strategy, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, suppliers', and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in the global markets we serve and volatility in financial markets; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While vaccines have been approved in certain countries, the availability of these vaccines currently is limited, and it is unclear how quickly vaccines will be made available in all the markets in which we operate. As a result, we expect COVID-19 to continue to negatively impact our operating results in future periods, including by increasing many of the risks described below. However, we are currently unable to provide any assurance as to the magnitude and duration of any such impact.

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

We also perform a variety of government or industry-mandated maintenance programs on our fleet of transportation assets. These compliance programs are cyclical in nature, and as a result, we can face significant increases in the number of maintenance events in any given year. A significant increase in maintenance events or severe constraints in the repair networks may negatively impact our operations and substantially increase maintenance and other related costs. In addition, while we rely on third party maintenance providers to assist with these compliance procedures for our transportation assets, high demand faced by these providers from other asset owners may constrain our access to the providers or may substantially increase our costs.

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

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. In order to obtain committed access to a supply of newly built railcars on competitive terms, we regularly enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. Some of these agreements may provide for flexibility in the pricing, timing, and quantity of our purchasing commitments, while other agreements may provide no such flexibility. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars at reasonable rates, or at all. Furthermore, we may be required to take delivery of railcars at points when our financing costs may be high. These factors could negatively affect our revenues and profitability. In addition, if tariffs, trade disputes, commodity prices, or other factors lead to higher prices for steel or other raw materials used to manufacture railcars, we may be required to pay higher prices to purchase new railcars, which could adversely affect our ability to profitably lease those railcars to customers.

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

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions and divestitures may present financial, managerial, and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and costs, assumption of liabilities and indemnities, increased compliance risks, and potential disputes with the buyers or sellers or third parties. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses which may reduce our profitability. If we are unable to consummate such transactions, we will not receive the expected benefits, and alternative favorable opportunities to divest may not be available to us. If we cannot successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, or are unable to complete a divestiture, our financial results could be adversely affected.

We rely on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and certain factors that adversely affect Rolls-Royce could have an adverse effect on those businesses.

GATX and Rolls-Royce plc. (“Rolls-Royce”) each own 50% of domestic and foreign joint venture entities (collectively, the “RRPF affiliates” or “RRPF”) that own and lease aircraft spare engines to Rolls-Royce and owners and operators of commercial aircraft. In addition, GATX directly invests in Rolls-Royce aircraft spare engines through its wholly owned subsidiary, GATX Engine Leasing Ltd., and places these engines on long-term leases with airline operators, with RRPF serving as the asset manager. Rolls-Royce is a major customer of the RRPF affiliates, as well as a critical supplier of aircraft spare engines and commercial, technical, and maintenance services to GATX and the RRPF affiliates. Rolls-Royce and RRPF are facing and may continue to face significant adverse financial and operational issues due to travel restrictions and the material decline in air travel associated with the pandemic. A deterioration in (1) the performance of services provided by Rolls-Royce or RRPF, or (2) the durability and reliability of Rolls-Royce engines, or (3) the financial condition, creditworthiness or liquidity of Rolls-Royce or RRPF could negatively impact GATX’s financial performance.

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

Our transportation assets may become obsolete.

In addition to changes in laws, rules, and regulations that may make transportation assets obsolete, changes in the preferred method our customers use to ship their products, changes in demand for particular products, or a shift by customers toward purchasing assets rather than leasing them may adversely impact us. Our customers' industries are driven by dynamic market forces and trends, which are influenced by economic and political factors. Changes in our customers' markets may significantly affect demand for our transportation assets.

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

Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•Noncompliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act
•Noncompliance with a variety of foreign laws and regulations
•Failure to properly implement changes in tax laws and the interpretation of those laws
•Failure to develop and maintain data management practices that comply with laws related to cybersecurity, privacy, data localization, and data protection
•Fluctuations in currency values
•Sudden changes in foreign currency exchange controls
•Discriminatory or conflicting fiscal policies

•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions
•Inability to access railcar supply
•Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries
•Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base
•Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business
•Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, and similar restrictions on our operations outside the United States
•Unforeseen developments and conditions, including terrorism, war, epidemics, and international tensions and conflicts.

Information Technology Risks

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our information technology (“IT”) infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

Threats to IT systems associated with cybersecurity risks and cyber incidents or attacks have continued to increase in recent years. We rely on our IT infrastructure to process, transmit, and store electronic information that is used in all aspects of our business operations, including employee and customer information. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. The steps we have taken to mitigate these risks may not be effective to prevent breaches of our IT infrastructure, some of which is managed by third parties, and we may be more vulnerable to a successful cyber-attack or information security incident while our workforce works remotely. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information and subject us to potential lawsuits or other material legal liabilities. These disruptions could adversely affect our operations, financial position, and results of operations.

Legal and Regulatory Risks

We have been, and may continue to be, involved in various types of litigation, including claims for personal injury, property damage, environmental damage, and other claims arising from an accident involving our railcars or other assets.

The nature of our business and assets potentially exposes us to significant personal injury and property damage claims and litigation, environmental claims, or other types of lawsuits inside and outside the U.S. For example, some of our customers use certain types of our transportation assets to transport flammable liquids and other hazardous materials, and an accident involving such transportation assets could lead to litigation and subject us to significant liability. Similarly, if we fail to meet our obligations to maintain our assets in compliance with governmental regulations and industry rules, we could be subject to fines, penalties, and claims for such failure as well as any resulting personal injury or property damage. In some jurisdictions, an accident can give rise to both civil and criminal liabilities for us and, in some cases, our employees. In the event of an unfavorable outcome, we could be subject to substantial penalties or monetary damages, including criminal penalties and fines, and our employees who are named as criminal defendants in any such litigation may be subject to incarceration and fines. A substantial adverse judgment against us could have a material effect on our financial position, results of operations, cash flows, and reputation.

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

Industry Risks

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

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Customer demand for our transportation assets and services can be adversely affected by various economic and other factors, including:
•Weak macroeconomic conditions
•Weak market conditions in our customers’ businesses
•Adverse changes in the price of, or demand for, commodities
•Changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading"
•Changes in supply chains
•Availability of pipelines, trucks, and other alternative modes of transportation
•Changes in conditions affecting the aviation industry, including geographic exposure and customer concentrations
•Other operational or commercial needs or decisions of our customers
•World trade policies

Demand for our railcars and other assets is dependent on the strength and growth of our customers' businesses. Some of our customers operate in cyclical or fluctuating markets, such as the steel, energy, chemical, transportation, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease our transportation assets or to lease them on profitable terms.

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
The availability and relative cost of alternative modes of transportation and changes in customer transportation preferences also could reduce demand for our rail assets. For example, technological innovations in the trucking industry and patterns in U.S. economic growth that favor truck over rail could result in a modal shift away from rail and reduce customer demand for our rail assets. Demand for our marine and aircraft spare engine assets and related services is also influenced by many of the factors discussed above. For example, aircraft spare engine leasing is influenced by airline and lessee profitability, patterns in global air travel, reliability and durability of engine types, world trade policies, technological advances, and price and other competitive factors. A significant decline in customer demand for our assets and services could adversely affect our financial performance.

In many cases, demand for our assets also depends on our customers’ desire to lease, rather than buy, the assets. Tax and accounting considerations, interest rates, and operational flexibility, among other factors, may influence a customer’s decision to lease or buy assets. We have no control over these external considerations, and changes in these factors could negatively impact demand for our assets held for lease.

A significant change in pricing and/or service offerings by North American railroads or poor operating conditions could reduce demand for our rail assets and negatively impact our financial performance.

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

Economic and Credit Risks

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

We rely largely on banks and the capital markets to fund our operations and contractual commitments. Typical funding sources include commercial paper, bank term loans, public debt issuances, and a variety of other secured and unsecured financing structures. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s and Moody’s Investors Service, could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. Financial and market dynamics and volatility, including as a result of the impact of COVID-19, may heighten these risks. If we are unable to obtain financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

Changes in banks' inter-lending rate reporting practices or the phasing out of LIBOR may adversely affect our financial condition, cash flows, and results of operations.

We have a significant amount of borrowing arrangements and financing structures that are based on the London Inter-Bank Offering Rate ("LIBOR"), including at our RRPF affiliates. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of U.S. Dollar LIBOR (“USD LIBOR”) and other IBORs, announced that, following required consultations, (i) it intends to cease publication of 1-week and 2-month USD LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023. Globally, financial market participants have begun to transition away from LIBOR and other IBORs to alternative reference rates, and following the IBA’s announcement, U.S. regulators, including the Federal Reserve Board, issued statements encouraging banks to stop entering into new USD LIBOR contracts “as soon as practicable,” and by no later than December 31, 2021, as entering into new contracts after December 31, 2021, would create safety and soundness risks for banks. In addition, the Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of a diverse set of private and public sector entities, has recommended replacing USD LIBOR with the Secured Overnight Financing Rate, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. At this time, there continues to be uncertainty regarding the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other interest rate benchmarks, or the establishment of alternative reference rates may have on LIBOR or other interest rate benchmarks and ultimately on the amount of interest paid on, or the market value of, our current or future debt obligations. Uncertainty as to the nature of such potential changes, alternative reference rates, or other reforms may adversely affect our financial condition, cash flows, and results of operations.

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

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks or war, which could lead to the following:

•Legislation or regulatory action directed toward improving the security of transportation assets against acts of terrorism, which could affect the construction or operation of transportation assets and increase costs
•A decrease in demand for transportation assets and services
•Lower utilization of transportation equipment
•Lower transportation asset lease and charter rates
•Impairments and loss of transportation assets

•Capital market disruption, which may raise our financing costs or limit our access to capital
•Liability or losses resulting from acts of terrorism involving our assets
•A significant deterioration of global growth, and related decreases in confidence or investment activity in the global markets, arising from political or economic tensions, changes, and trends and/or an increase in trade conflict and protectionism.

Depending upon the severity, scope, and duration of these circumstances, the impact on our financial position, results of operations, and cash flows could be material.

Risks Related to our Common Stock

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

General Risk Factors

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

Changes in the mix of earnings in the U.S. and foreign countries and in tax rates and laws could adversely affect our financial results.

As a global company, we are subject to taxation in the U.S. and numerous other non-U.S. jurisdictions. Significant judgment is required to determine our consolidated income tax position and related liabilities. Our effective tax rate, cash flows and operating results could be affected by changes in the mix of earnings in countries with different statutory tax rates, or material audit assessments, as well as by changes in the local tax laws, regulations and treaties, or the interpretations thereof.

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

We review long-lived assets and joint venture investments for impairment annually, or when circumstances indicate the carrying value of an asset or investment may not be recoverable. Among other circumstances, the following may change our estimates of the cash flows we expect our long-lived assets or joint venture investments will generate, which could require us to recognize asset impairment charges:

•A weak economic environment or challenging market conditions
•New laws, rules or regulations affecting our assets, or changes to existing laws, rules or regulations
•Events related to particular customers or asset types
•Asset or portfolio sale decisions by management.

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

As of December 31, 2020, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Chicago, Illinois	Colton, California	Catoosa, Oklahoma
Houston, Texas	Hearne, Texas	Donaldsville, Louisiana
Burlington, Ontario	Waycross, Georgia	Freeport, Texas
Calgary, Alberta	Montreal, Quebec	Yazoo City, Mississippi
Mexico City, Mexico	Moose Jaw, Saskatchewan	Clarkson, Ontario
	Red Deer, Alberta	Edmonton, Alberta
Montreal, Quebec

Maintenance Facilities
Plantersville, Texas
Terre Haute, Indiana

Customer Site Locations
Catoosa, Oklahoma
Clarkson, Ontario
Donaldsonville, Louisiana
Freeport, Texas
Geismar, Louisiana
Yazoo City, Mississippi

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Amsterdam, Netherlands	Ostróda, Poland	Płock, Poland
Düsseldorf, Germany
Hamburg, Germany
Leipzig, Germany
Moscow, Russia
Gurgaon, India
Paris, France
Vienna, Austria
Warsaw, Poland

Portfolio Management

Chicago, Illinois

Other

Dordrecht, Netherlands
Houston, Texas
Singapore
Hamburg, Germany
Shanghai, China

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

Item 4.  Mine Safety Disclosures

None.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,518 common shareholders of record as of January 31, 2021.

Issuer Purchases of Equity Securities

On January 25, 2019, our board of directors ("Board") approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.
No share repurchases were completed during 2020. As of December 31, 2020, $150.0 million remained available under the repurchase authorization.
Equity Compensation Plan Information as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,013,243 (1)	$67.65 (2)	2,881,697
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	2,013,243		2,881,697
__________
(1) Consists of 153,366 stock appreciation rights, 1,313,577 non-qualified stock options, 179,639 performance shares, 138,556 restricted stock units and 228,105 phantom stock units.
(2) The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted-average exercise price, see "Note 13. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2020, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those comprise companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2015, and that all dividends were reinvested.

Common Stock Performance Graph
GATX, S&P 500, S&P MidCap 400, and Russell 3000
Comparative Returns
$250
$225
$200
$175
$150
$125
$100
$75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
GATX
S&P 500
S&P MidCap 400
Russell 3000

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
GATX	$100.00	$149.82	$155.48	$181.37	$217.19	$224.18
S&P 500	100.00	111.95	136.38	130.39	171.44	202.96
S&P MidCap 400	100.00	120.73	140.32	124.75	157.40	178.88
Russell 3000	100.00	112.72	136.53	129.37	169.48	204.86

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

	2020	2019	2018	2017	2016
Results of Operations
Revenue	$1,209.2	$1,202.1	$1,175.1	$1,204.4	$1,418.3
Net gain on asset dispositions	41.7	51.6	72.7	56.0	98.0
Share of affiliates’ pre-tax income	95.8	94.5	61.1	55.9	53.1
Net income from continuing operations (GAAP)	150.2	180.8	190.5	467.8	n/a
Net income from discontinued operations, net of tax (GAAP)	1.1	30.4	20.8	34.2	n/a
Net income from consolidated operations, net of tax (GAAP)	151.3	211.2	211.3	502.0	257.1
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	162.5	178.0	178.8	173.5	n/a
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	1.1	22.3	21.0	11.5	n/a
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	163.6	200.3	199.8	185.0	235.9
Per Share Data
Basic earnings from continuing operations (GAAP)	4.30	5.07	5.07	12.07	n/a
Basic earnings from discontinued operations (GAAP)	0.03	0.85	0.55	0.88	n/a
Basic earnings from consolidated operations (GAAP)	4.33	5.92	5.62	12.95	6.35
Diluted earnings from continuing operations (GAAP)	4.24	4.97	4.98	11.88	n/a
Diluted earnings from discontinued operations (GAAP)	0.03	0.84	0.54	0.87	n/a
Diluted earnings from consolidated operations (GAAP)	4.27	5.81	5.52	12.75	6.29
Diluted earnings from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	4.59	4.89	4.67	4.41	n/a
Diluted earnings from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	0.03	0.62	0.55	0.29	n/a
Diluted earnings from consolidated operations, excluding tax adjustments and other items (non-GAAP)	4.62	5.51	5.22	4.70	5.77
Dividends declared	1.92	1.84	1.76	1.68	1.60
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$7,170.7	$6,457.3	$6,275.6	$5,940.3	$5,804.7
Investments in affiliated companies	584.7	512.6	464.5	441.0	387.0
Assets from discontinued operations	—	291.1	297.8	286.7	n/a
Total assets	8,937.6	8,285.1	7,616.7	7,422.4	7,105.4
Off-balance sheet assets (1)(2)	—	—	430.2	435.7	459.1
Short-term borrowings	23.6	15.8	110.8	4.3	3.8
Long-term debt	5,329.0	4,780.4	4,429.7	4,371.7	4,253.2
Operating lease obligations	348.6	429.4	—	—	—
Finance lease obligations	33.3	7.9	11.3	12.5	14.9
Off-balance sheet recourse debt (1)(2)	—	—	430.2	435.7	459.1
Shareholders’ equity (3)	1,957.4	1,835.1	1,788.1	1,792.7	1,347.2
Other Data
Average number of common shares and common share equivalents	35.4	36.4	38.3	39.4	40.9
Net cash provided by operating activities from continuing operations	$436.8	$425.8	$485.2	$454.3	$629.4
Portfolio proceeds from continuing operations	$131.1	$250.3	$234.4	$165.6	$223.7
Portfolio investments and capital additions from continuing operations	$1,064.0	$722.8	$927.6	$589.4	$620.7
Recourse leverage (4)	2.8	2.8	2.7	2.5	3.3
Return on equity (GAAP)	8.0%	11.7%	11.8%	32.0%	19.6%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)(5)	10.5%	13.5%	13.6%	13.1%	18.0%

_________
Note: The information above for 2016 has not been recast for discontinued operations presentation.
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
(3)    Balances for 2020, 2019, 2018 and 2017 reflect increases in shareholders' equity resulting from the impact of the Tax Cuts and Jobs Act of 2017 ("Tax Act").
(4)    The reduction in recourse leverage beginning with 2017 is due to the increase in shareholders' equity resulting from the impact of the Tax Act.
(5)    Shareholder's equity used in this calculation for 2020, 2019, 2018 and 2017 excludes the impact of the Tax Act.

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

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 27. Discontinued Operations" Part II, Item 8 of this Form 10-K for additional information. Unless otherwise indicated, the following information relates to continuing operations.

On December 29, 2020, we acquired Trifleet Leasing Holding B.V. ("Trifleet), the fourth largest tank container lessor in the world. Financial results for this business will be reported in the Other segment. See "Note 5. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information. A more complete description of our business is included in “Item 1. Business," in Part I of this Form 10-K.

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

Coronavirus Disease 2019 ("COVID-19")

COVID-19 negatively impacted operating conditions for all of our business segments in 2020. We expect COVID-19 will continue to have negative impacts on our operating results in future periods, the magnitude and duration of which are still uncertain. To limit the spread of COVID-19, governments have taken various actions, including travel bans and restrictions, the issuance of stay-at-home orders, and social distancing guidelines. These actions caused many businesses to reduce or suspend operations, negatively impacting economic conditions and many of the markets we serve. While certain of these restrictions were temporarily eased, some have been subsequently reinstated, and the economy continues to be adversely impacted by the effects of COVID-19. Our top priorities continue to be ensuring the health and safety of our global workforce and serving our various stakeholders with minimal disruptions.

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

Rail North America

The initial impact of COVID-19 resulted in a decline in industry railcar loadings, had a negative impact on lease rates, and led to a reduction in the purchase and sale of railcars in the secondary market. Although industry railcar loadings and absolute lease rates improved modestly by the end of year, the effects of COVID-19 will likely continue to disrupt global manufacturing, supply chains, and consumer spending. We expect the reduction in economic activity to continue to impact our customers, which we expect, in turn, to negatively impact the demand for our railcar fleet.

Rail International

The initial impact of COVID-19 resulted in delayed investment at both GRE and GRI due to shutdowns and delays at the railcar manufacturers. Although railcar manufacturers have since re-opened, future disruptions may occur which could impact our ability to invest in our international railcar fleets.

Rail North America & Rail International Maintenance Operations

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

Rolls-Royce & Partners Finance Joint Ventures ("RRPF affiliates")

Global air travel continues to be significantly impacted by COVID-19. In response to the drastic decline in demand, airlines have reduced system-wide capacity and grounded large portions or all of their fleets. Although some flight operations have resumed in a limited capacity, air travel remains significantly below pre-COVID-19 levels. Many airlines are currently focused on managing their near-term liquidity positions, restructuring operations, and obtaining government financial support. The major reduction in global air travel and the disruption across the aviation industry did impact the profitability of our aircraft spare engine leasing business and operating results in 2020, and we expect that it will continue to have a negative impact on our near-term future operating results, the magnitude and duration of which are still uncertain.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results relating to continuing operations and discontinued operations for years ended December 31 (dollars in millions, except per share data):

	2020	2019	2018
Segment Revenues
Rail North America	$934.1	$964.5	$941.5
Rail International	258.1	227.7	217.5
Portfolio Management	17.0	9.9	16.1
	$1,209.2	$1,202.1	$1,175.1
Segment Profit
Rail North America	$227.6	$276.2	$307.9
Rail International	83.5	78.9	68.6
Portfolio Management	77.4	62.4	38.7
	388.5	417.5	415.2
Less:
Selling, general and administrative expense	172.0	180.4	182.5
Unallocated interest (income) expense	(7.7)	(5.8)	(8.6)
Other, including eliminations	3.1	3.2	9.5
Income taxes ($33.6, $18.0 and $10.8 related to affiliates' earnings)	70.9	58.9	41.3
Net Income from Continuing Operations (GAAP)	$150.2	$180.8	$190.5
Discontinued Operations, Net of Taxes
Net (loss) income from discontinued operations, net of taxes	(2.2)	30.4	20.8
Gain on sale of discontinued operation, net of taxes	3.3	—	—
Total Discontinued Operations, Net of Taxes (GAAP)	1.1	30.4	$20.8
Net Income (GAAP)	$151.3	$211.2	$211.3

Net income from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$162.5	$178.0	$178.8
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	$1.1	$22.3	$21.0
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$163.6	$200.3	$199.8

Diluted earnings per share from continuing operations (GAAP)	$4.24	$4.97	$4.98
Diluted earnings per share from discontinued operations (GAAP)	$0.03	$0.84	$0.54
Diluted earnings per share from consolidated operations (GAAP)	$4.27	$5.81	$5.52

Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$4.59	$4.89	$4.67
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	$0.03	$0.62	$0.55
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$4.62	$5.51	$5.22

Return on equity (GAAP)	8.0%	11.7%	11.8%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)	10.5%	13.5%	13.6%

Investment Volume	$1,064.0	$722.8	$927.6
_________
(1)     See "Non-GAAP Financial Measures" at the end of this item for further details.

2020 Summary

Net income from continuing operations was $150.2 million, or $4.24 per diluted share, for 2020 compared to $180.8 million, or $4.97 per diluted share, for 2019, and $190.5 million, or $4.98 per diluted share, for 2018. Results for 2020 included a net negative impact of $12.3 million from tax adjustments and other items, compared to a net benefit of $2.8 million from tax adjustments and other items in 2019 and a net benefit of $11.7 million in 2018 (see "Non-GAAP Financial Measures" at the end of this item for further details).
•At Rail North America, segment profit in 2020 was lower than prior year. The decrease was attributable to lower lease revenue and lower net gains on asset dispositions, partially offset by lower maintenance expense.
•At Rail International, segment profit in 2020 was higher than prior year, due to higher revenue from more railcars on lease, partially offset by higher maintenance expense and depreciation expense, as well as the negative impact of changes in foreign exchange rates on non-functional currency items.
•At Portfolio Management, segment profit in 2020 increased compared to prior year, primarily due to higher marine operating revenue. A large gain at the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates") from a transaction involving the refinancing and sale of a group of aircraft spare engines in 2020 also contributed to higher segment profit.
Total investment volume was $1,064.0 in 2020, compared to $722.8 million in 2019, and $927.6 million in 2018.
2021 Outlook
The outlook for 2021 continues to be challenging. While we anticipate gradual easing of COVID-19 impacts as we move through 2021, the possibility of COVID-19 related volatility on our business segments remains high. Despite these adverse conditions, we have a strong balance sheet and access to capital which we believe positions us well to execute our strategy of investing in a weak market at attractive prices.

•Rail North America's segment profit in 2021 is expected to be essentially flat compared to 2020. Lease rates for railcars scheduled to renew in 2021 will likely be lower than expiring lease rates, and we anticipate a small decrease in fleet utilization due to a continued oversupply of railcars in the market. As a result, we project revenue in 2021 to decline compared to the prior year. We expect 2021 maintenance expense to be similar to 2020, exclusive of any unplanned and/or major potential COVID-19 related disruptions. Finally, we expect remarketing income to be higher than 2020.
•We anticipate Rail International's segment profit in 2021 to increase from 2020 as the demand for railcars in Europe continues to be strong. Lease revenue is expected to be higher in 2021, resulting from higher lease rates and more railcars on lease. In addition, we expect continued investment in our railcar fleet in India this year, which will contribute to additional revenue in 2021.
•Portfolio Management's segment profit in 2021 is expected to be lower than 2020. RRPF results are expected to decline due to the significant reduction in global air travel. We expect lower segment profit at RRPF to be partially offset by our direct investment in aircraft spare engines in 2021 and improved contribution from our marine operations.
•At the end of 2020, we acquired Trifleet, the fourth largest tank container lessor in the world. Financial results will be reported in the Other segment. We expect that the timing of recognition of certain acquisition-related expenses will have a dilutive impact on results in 2021.
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

RAIL NORTH AMERICA

Segment Summary

The operating environment for Rail North America continued to be challenging in 2020. Persistent industry-wide railcar overcapacity combined with the economic impacts of COVID-19 put significant pressure on lease rates. However, renewal lease rates for most car types stabilized or modestly improved in the second half of the year. During the year, the North American railcar leasing market experienced decreased railcar loadings across commodity types in response to the dramatic reduction in overall economic activity. Railcar lessors competed aggressively to place new and existing railcars, resulting in significant pressure on lease rates. Despite this, our commercial team continued to deploy railcars and displace competitors, resulting in fleet utilization of 98.1% at the end of the year.

The economic environment presented unique challenges resulting from COVID-19, which negatively impacted Rail North America's financial results. Rail North America did receive lease restructuring requests earlier in the year as some customers sought to lower costs and, in certain cases, reduce the size of their fleets. However, such requests dissipated in the second half of the year. To date, restructuring requests that have been approved did not have a significant impact on Rail North America's financial results. Railcar repair facilities continued to operate throughout the year, but some facilities experienced periodic operating disruptions resulting from employee absences due to COVID-19 issues. The frequency of these disruptions increased in the fourth quarter. As a result of the aforementioned factors, Rail North America expects ongoing pressure on future railcar utilization, lease rates, and other key performance metrics, the magnitude and duration of which are still uncertain.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2020	2019	2018
Revenues
Lease revenue	$838.3	$868.3	$873.4
Other revenue	95.8	96.2	68.1
Total Revenues	934.1	964.5	941.5

Expenses
Maintenance expense	264.7	267.9	254.7
Depreciation expense	258.6	256.9	248.5
Operating lease expense	49.3	54.4	49.6
Other operating expense	27.3	23.9	27.3
Total Expenses	599.9	603.1	580.1

Other Income (Expense)
Net gain on asset dispositions	38.3	54.6	76.3
Interest expense, net	(139.9)	(134.5)	(125.2)
Other expense	(4.9)	(5.3)	(5.2)
Share of affiliates' pre-tax (loss) income	(0.1)	—	0.6
Segment Profit	$227.6	$276.2	$307.9

Investment Volume	$642.0	$502.2	$737.4

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2020	2019	2018
Railcars	$741.9	$759.8	$757.8
Boxcars	67.1	72.2	76.8
Locomotives	29.3	36.3	38.8
Total	$838.3	$868.3	$873.4

Rail North America Fleet Data

At December 31, 2020, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 103,700 cars. Fleet utilization, excluding boxcars, was 98.1% at the end of 2020, compared to 99.3% at the end of 2019, and 99.4% at the end of 2018. Fleet utilization for approximately 14,300 boxcars was 95.8% at the end of 2020 compared to 95.0% at the end of 2019, and 94.2% at the end of 2018. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During 2020, an average of approximately 101,700 railcars, excluding boxcars, were on lease, compared to 103,500 in 2019, and 102,100 in 2018. Changes in railcars on lease compared to prior periods are impacted by the utilization of new railcars purchased under our supply agreements or in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of December 31, 2020, leases for approximately 20,000 tank cars and freight cars and approximately 2,300 boxcars are scheduled to expire in 2021. These amounts exclude railcars on leases expiring in 2021 that have already been renewed or assigned to a new lessee.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2020, all 8,950 railcars have been ordered and delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At December 31, 2020, 1,891 railcars have been ordered pursuant to the amended terms of the agreement, of which 1,272 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement, 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of December 31, 2020, 4,035 railcars have been ordered, of which 2,297 railcars have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Additionally, we acquired a fleet of 3,098 railcars from ECN Capital Corporation, with 2,832 of the railcars acquired in 2018 and the remaining 266 railcars in early 2019.
The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2020	2019	2018
Beginning balance	102,845	105,472	103,730
Cars added	4,696	3,145	6,958
Cars scrapped	(2,153)	(2,172)	(2,211)
Cars sold	(1,643)	(3,600)	(3,005)
Ending balance	103,745	102,845	105,472
Utilization rate at year end	98.1%	99.3%	99.4%
Active railcars at year end	101,815	102,127	104,864
Average (monthly) active railcars	101,658	103,452	102,061

Rail North America Fleet, excluding Boxcars
110,000
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2016
2017
2018
2019
2020
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2020	2019	2018
Ending balance	14,315	15,264	16,220
Utilization rate at year end	95.8%	95.0%	94.2%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2020	2019	2018
Beginning balance	661	702	693
Locomotives added, net of scrapped or sold	(16)	(41)	9
Ending balance	645	661	702
Utilization rate at year end	81.1%	85.9%	88.6%
Active locomotives at year end	523	568	622
Average (monthly) active locomotives	537	608	622
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

During 2020, the renewal rate change of the LPI was negative 23.5%, compared to negative 3.9% in 2019 and negative 9.8% in 2018. Lease terms on renewals for cars in the LPI averaged 31 months in 2020, compared to 39 months in 2019, and 38 months in 2018. Additionally, the renewal success rate, which represents the percentage of railcars on expiring leases that were renewed with the existing lessee, was 70.8% in 2020, compared to 82.2% in 2019, and 82.9% in 2018. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
20%
0%
-20%
-40%
-60%
60
50
40
30
20
(20.3)%
(28.2)%
(9.8)%
(3.9)%
(23.5)%
32
33
38
39
31
2016
2017
2018
2019
2020
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of Reported Results

Segment Profit

In 2020, segment profit of $227.6 million decreased 17.6% compared to $276.2 million in 2019. The decrease was primarily driven by lower lease revenue and lower net gains on asset dispositions in the current year, partially offset by lower maintenance expense. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year.

In 2019, segment profit of $276.2 million decreased 10.3% compared to $307.9 million in 2018. The decrease was driven by lower net gains on asset dispositions, higher maintenance expense, and lower lease revenue, partially offset by higher other revenue.

Revenues

In 2020, lease revenue decreased $30.0 million, or 3.5%, a result of fewer railcars and locomotives on lease, lower lease rates, and lower boxcar revenue. Other revenue decreased $0.4 million, due to lower lease termination fees, offset by higher repair revenue.

In 2019, lease revenue decreased $5.1 million, or 0.6%. The decrease was due to lower lease rates, higher rental abatement attributable to more railcars in the maintenance network, and fewer locomotives on lease in 2019, partially offset by more railcars on lease. Other revenue increased $28.1 million, due to higher repair revenue and higher lease termination fees in 2019.

Expenses

In 2020, maintenance expense decreased $3.2 million. The decrease resulted primarily from fewer repairs performed by the railroads on GATX-owned railcars and lower volumes of repairs on boxcars at third-party shops. Depreciation expense increased $1.7 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $5.1 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $3.4 million, due to higher switching, freight, and storage costs.

In 2019, maintenance expense increased $13.2 million, driven by more tank qualifications in 2019, as expected, as well as more repairs performed by the railroads on GATX-owned railcars. Depreciation expense increased $8.4 million due to new railcar investments, including the railcars acquired from ECN Capital Corporation in 2018. Operating lease expense increased $4.8 million, primarily a result of the elimination of deferred gain amortization for sale-leaseback transactions in accordance with the new lease accounting standard adopted in 2019. Other operating expense decreased $3.4 million, primarily due to lower switching, storage, and freight costs.

Other Income (Expense)

In 2020, net gain on asset dispositions decreased $16.3 million, due to fewer railcars sold, partially offset by lower net scrapping losses. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year. Net interest expense increased $5.4 million, primarily driven by a higher average debt balance and a higher average interest rate.

In 2019, net gain on asset dispositions decreased $21.7 million, resulting from lower asset remarketing gains and lower net scrapping gains. Net scrapping gains were lower in 2019 due to certain railcars and locomotives scrapped at a loss, as well as lower scrap prices per ton. See "Note 25. Financial Data of Business Segments" in Part II, Item 8 of this Form 10-K, for further details of the components of net gain on asset dispositions. Net interest expense increased $9.3 million, driven by a higher average debt balance and a higher average interest rate.

Investment Volume

During 2020, investment volume was $642.0 million compared to $502.2 million in 2019, and $737.4 million in 2018. We acquired 5,103 railcars in 2020, compared to 3,225 railcars in 2019, and 7,489 railcars, including 2,832 railcars purchased as part of the ECN Capital Corporation transaction, in 2018.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced strong operating results in 2020. Demand for railcars in Europe remained relatively stable during the year, and renewal rates for most car types increased slightly. COVID-19 did not have a material impact on GRE's financial results in 2020. However, GRE experienced delays in new railcar investments throughout the year due to COVID-19 related interruptions at railcar manufacturing facilities. Although GRE received lease restructuring requests from certain customers during the year, requests dissipated in the second half of the year, and requests that were approved did not have a significant impact on GRE's financial results. GRE expects ongoing pressure on future railcar utilization and lease rates, the magnitude and duration of which are still uncertain.

In 2018, GRE recorded $9.5 million of expenses attributable to the closure of a railcar maintenance facility in Germany.

Our rail operations in India ("GRI") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. While COVID-19 did not have a material impact on GRI's financial results in 2020, GRI did experience delays in new railcar investments due to COVID-19 related interruptions at railcar manufacturing facilities. GRI expects continued fleet growth and diversification in 2021.

During 2020, our rail operations in Russia ("Rail Russia") focused on managing its existing fleet, which consisted of 380 railcars, and maintaining strong relationships with its customer base.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2020	2019	2018
Revenues
Lease revenue	$248.4	$219.2	$209.3
Other revenue	9.7	8.5	8.2
Total Revenues	258.1	227.7	217.5

Expenses
Maintenance expense	50.8	46.5	44.5
Depreciation expense	66.6	57.8	55.5
Other operating expense	7.5	6.8	5.8
Total Expenses	124.9	111.1	105.8

Other Income (Expense)
Net gain (loss) on asset dispositions	1.2	1.7	(0.2)
Interest expense, net	(45.9)	(40.6)	(35.9)
Other (expense) income	(5.0)	1.2	(7.0)
Segment Profit	$83.5	$78.9	$68.6

Investment Volume	$216.0	$215.7	$152.7

GRE Fleet Data

At December 31, 2020, GRE's wholly owned fleet consisted of approximately 26,300 cars. Fleet utilization was 98.1% at the end of 2020, compared to 99.3% at the end of 2019 and 98.8% at the end of 2018. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During 2020, an average of approximately 25,200 railcars were on lease, compared to 23,700 in 2019 and 22,600 in 2018. Changes in railcars on lease compared to prior periods are impacted by the number of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2020	2019	2018
Beginning balance	24,561	23,412	23,166
Cars added	2,071	1,417	847
Cars scrapped or sold	(289)	(268)	(601)
Ending balance	26,343	24,561	23,412
Utilization rate at year end	98.1%	99.3%	98.8%
Active railcars at year end	25,831	24,392	23,124
Average (monthly) active railcars	25,174	23,665	22,619

GRE Fleet
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2016
2017
2018
2019
2020
Active Fleet
Idle
Fleet Utilization

\

GRI Fleet Data

The following table shows fleet activity for GRI railcars for the years ended December 31:

	2020	2019	2018
Beginning balance	3,679	2,053	1,052
Cars added	477	1,626	1,001
Ending balance	4,156	3,679	2,053
Utilization rate at year end	99.0%	100.0%	100.0%

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus the foreign currencies in which it conducts business, primarily the euro. In 2020, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $4.1 million and segment profit, excluding other income (expense), by approximately $3.4 million compared to 2019. In 2019, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $10.6 million and segment profit, excluding other income (expense), by approximately $5.0 million compared to 2018.

Segment Profit

In 2020, segment profit of $83.5 million increased 5.8% compared to $78.9 million in 2019. The increase was primarily due to higher revenue from more railcars on lease, partially offset by higher maintenance expense and depreciation expense, as well as the negative impact of changes in foreign exchange rates on non-functional currency items.

In 2019, segment profit of $78.9 million increased 15.0% compared to $68.6 million in 2018. Segment profit in 2018 included expenses of approximately $9.5 million attributable to the closure of a railcar maintenance facility in Germany. Excluding these costs, results for Rail International were $0.8 million higher than 2018, primarily due to higher revenue from more railcars on lease, partially offset by higher maintenance expense and the negative impact of foreign exchange rates.

Revenues

In 2020, lease revenue increased $29.2 million, or 13.3%, due to more railcars on lease at GRE and GRI, as well as the impact of foreign exchange rates. Other revenue increased $1.2 million, driven by higher repair revenue.

In 2019, lease revenue increased $9.9 million, or 4.7%, primarily due to more railcars on lease, partially offset by the impact of foreign exchange rates. Other revenue increased $0.3 million, driven by higher repair revenue.

Expenses

In 2020, maintenance expense increased $4.3 million, primarily due to higher wheelset costs, partially offset by lower costs for other repairs. Depreciation expense increased $8.8 million, resulting from the impact of new railcars added to the fleet.

In 2019, maintenance expense increased $2.0 million, primarily due to higher wheelset costs and other repairs. These negative drivers were partially offset by lower workshop costs, due in part to the elimination of expenses associated with a maintenance facility in Germany that was closed in 2018, as well as the impact of foreign exchange rates. Depreciation expense increased $2.3 million, primarily due to new railcars added to the fleet.

Other Income (Expense)

In 2020, net gain on asset dispositions decreased $0.5 million, attributable to lower net scrapping gains. Net interest expense increased $5.3 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense increased $6.2 million, driven by the negative impact of changes in foreign exchange rates on non-functional currency items and higher net litigation costs related to the Viareggio matter, which reflected the absence of insurance proceeds received in the prior year. See "Note 24. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K for further details about the Viareggio matter.

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

Investment Volume

Investment volume was $216.0 million in 2020, $215.7 million in 2019, and $152.7 million in 2018. During 2020, GRE acquired 2,071 railcars (including 374 assembled at the GRE Ostróda, Poland facility), GRI acquired 477 rail cars, and Rail Russia did not acquire any railcars, compared to 1,417 railcars at GRE (including 384 assembled at the GRE Ostróda, Poland facility), 1,626 railcars at GRI, and 26 railcars at Rail Russia in 2019, and 847 railcars at GRE (including 316 assembled at the GRE Ostróda, Poland facility), 1,001 railcars at GRI, and 184 railcars at Rail Russia in 2018.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $95.5 million for 2020, $94.5 million for 2019, and $60.5 million for 2018. Financial results for the current year included a transaction involving the refinancing and sale of a group of aircraft spare engines at the RRPF affiliates. In this transaction, the RRPF affiliates sold 21 aircraft spare engines for total proceeds of $233.0 million in 2020. GATX's 50% share of the resulting pre-tax net gains was $35.3 million. Portfolio Management did not make any additional investment in the RRPF affiliates in 2020 and 2019, compared to $14.1 million in 2018. There were no dividend distributions from the RRPF affiliates in 2020, compared to $27.5 million in 2019 and $35.2 million in 2018.

COVID-19 severely impacted global air travel during 2020. As a result, RRPF has granted significant rent deferrals and a number of its customers have declared bankruptcy or undertaken restructuring processes. Despite this, RRPF maintained strong utilization, with 92.8% of its engines on lease at the end of the year, and is focused on preserving a strong liquidity position in the current environment. RRPF continues to expect pressure on both engine utilization and lease rates, which will impact future operating results, the magnitude and duration of which are still uncertain.

Portfolio Management also owns marine assets, consisting of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"). During 2019, the prior commercial management agreement with Norgas Carriers Private Limited, and related pooling arrangement, was terminated, and we entered into a new agreement with Anthony Veder Group B.V. to commercially manage these vessels.

While COVID-19 had a significant impact on the gas shipping market in 2020, there were signs of improvement in the second half of the year, as charter rates and utilization increased modestly. We expect COVID-19 will likely continue to have a negative impact on future results, the magnitude and duration of which are still uncertain.

Portfolio Management's total asset base was $706.1 million at December 31, 2020, compared to $653.7 million at December 31, 2019, and $606.8 million at December 31, 2018.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2020	2019	2018
Revenues
Lease revenue	$0.8	$1.0	$1.0
Marine operating revenue	15.6	8.2	14.3
Other revenue	0.6	0.7	0.8
Total Revenues	17.0	9.9	16.1

Expenses
Marine operating expense	19.7	18.9	16.8
Depreciation expense	5.3	6.6	7.3
Other operating expense	0.5	0.6	—
Total Expenses	25.5	26.1	24.1

Other Income (Expense)
Net gain (loss) on asset dispositions	2.2	(4.7)	(3.4)
Interest expense, net	(12.2)	(11.2)	(10.4)
Share of affiliates' pre-tax income	95.9	94.5	60.5
Segment Profit	$77.4	$62.4	$38.7

Investment Volume	$0.5	$—	$14.1

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	2020	2019	2018
Investment in RRPF Affiliates	$584.7	$512.4	$464.3
Owned assets	121.4	141.3	142.5
Managed assets (1)	17.3	24.8	32.3
________
(1)     Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

Investment Portfolio
as of 12/31/2020
(in millions)
$800
$600
$400
$200
$0
Owned Assets
$80
$60
$40
$20
$0
Managed Assets
2018
2019
2020
Marine Equipment
Aircraft Spare Engine Leasing Affiliates
Other
Managed Assets

RRPF Affiliates Engine Portfolio Data
At December 31, 2020, the RRPF affiliates owned 445 aircraft spare engines with a net book value of $4,784.1 million, compared to 478 aircraft spare engines with a net book value of $5,036.4 million at the end of 2019 and 452 aircraft spare engines with a net book value of $4,435.6 million at the end of 2018.
The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2020	2019	2018
Beginning balance	478	452	432
Engine acquisitions	20	46	48
Engine dispositions	(53)	(20)	(28)
Ending balance	445	478	452
Utilization rate at year end	92.8%	96.9%	96.9%

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
2018
2019
2020
Leased to Rolls-Royce
Leased to Third Party
Idle
Utilization

Comparison of Reported Results

Segment Profit

In 2020, segment profit was $77.4 million compared to $62.4 million in 2019. The increase is primarily due to higher marine operating revenue and the absence of impairment losses recognized in the prior year.

In 2019, segment profit was $62.4 million compared to $38.7 million in 2018. The increase reflects stronger results at the RRPF affiliates, partially offset by a lower contribution from the Specialized Gas Vessels.

Revenues

In 2020, lease revenue was comparable to the same period in 2019. Marine operating revenue increased $7.4 million, driven by higher charter rates and utilization from the Specialized Gas Vessels, as well as the transition to the new commercial manager in the prior year.

In 2019, lease revenue was comparable to the same period in 2018. Marine operating revenue decreased $6.1 million, due to lower revenue from the Specialized Gas Vessels. In 2019, utilization of the vessels was lower due to idle time associated with the transition to a new commercial manager, as discussed previously.

Expenses

In 2020, marine operating expense increased $0.8 million, due to higher bunker fuel expense, offset by lower other operating expenses and management fees for the Specialized Gas Vessels.

In 2019, marine operating expense increased $2.1 million. This increase was driven by the write-off of residual net assets as part of the wind-up of activities under the prior commercial management pooling agreement, partially offset by lower expenses from the Specialized Gas Vessels.

Other Income (Expense)

In 2020, net gain (loss) on asset dispositions was favorable by $6.9 million, largely due to the absence of impairment losses recorded in the prior year for certain offshore supply vessels, as well as higher residual sharing fees from the managed portfolio.

In 2019, net loss on asset dispositions increased $1.3 million, largely due to higher impairment losses for certain offshore supply vessels, partially offset by higher residual sharing fees from the managed portfolio.

In 2020, income from our share of affiliates' earnings increased $1.4 million, driven by higher net disposition gains, including $35.3 million of gains from a transaction involving the refinancing and sale of a group of aircraft spare engines. Apart from this, financial results were lower, due to the significant reduction in global air travel resulting from COVID-19.

In 2019, income from our share of affiliates' earnings increased $34.0 million. The increase was due to more engines on lease and increased residual realization at the RRPF affiliates.

Investment Volume

Investment volume was $0.5 million in 2020, compared to no investment in 2019 and $14.1 million in 2018. Portfolio Management's investment volume in 2018 consisted primarily of equity investments in the RRPF affiliates.
OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations. On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world, for approximately €165 million ($203.2 million) in cash. Financial results for this business will be reported in the Other segment in our financial statements. See "Note 5. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information.

The following table shows components of Other for the years ended December 31 (in millions):

	2020	2019	2018
Selling, general and administrative expense	$172.0	$180.4	$182.5
Unallocated interest (expense) income	(7.7)	(5.8)	(8.6)
Other expense (income), including eliminations	3.1	3.2	9.5

SG&A, Unallocated Interest and Other

In 2020, SG&A of $172.0 million decreased $8.4 million from 2019. The decrease was largely due to lower employee compensation and discretionary expenses, partially offset by transaction costs associated with the Trifleet acquisition.

In 2019, SG&A of $180.4 million decreased $2.1 million from 2018. The decrease was primarily due to the absence of accelerated depreciation recorded in 2018 related to the early termination of the corporate headquarters office lease, partially offset by higher compensation and other employee benefits costs.

Unallocated interest (expense) income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

In 2020, other expense (income), including eliminations, was comparable to the prior year.

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

DISCONTINUED OPERATIONS

Segment Summary

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 27. Discontinued Operations" in Part II, Item 8 of this Form 10-K for additional information. The ASC business comprises the entirety of GATX's discontinued operations.

We recognized a gain of $3.3 million, net of taxes, in 2020 in connection with this sale.

In 2019, one of ASC's vessels was heavily damaged by fire during winter maintenance. As a result, the vessel was removed from service and written off. Upon final assessment of the damage, the vessel was deemed a total loss, and insurance proceeds of $27.0 million were received, resulting in a net casualty gain of $10.5 million ($8.1 million net of taxes).

The following table shows the income from discontinued operations, net of taxes (in millions):

	2020	2019	2018
Discontinued operations, net of taxes
Net (loss) income from discontinued operations, net of taxes	$(2.2)	$30.4	$20.8
Gain on sale of discontinued operations, net of taxes	3.3	—	—
Total Discontinued operations, net of taxes	$1.1	$30.4	$20.8

Comparison of Reported Results

In 2020, net loss from discontinued operations, net of taxes, was $2.2 million, compared to net income of $30.4 million in 2019. The variance was driven by the timing of the sale of the ASC business in the second quarter of 2020. The net casualty gain recorded in 2019, noted above, also contributed to the variance.

In 2019, net income from discontinued operations, net of taxes, was $30.4 million, compared to net income of $20.8 million in 2018. The variance was driven by the net casualty gain recorded in 2019, noted above, as well as favorable operating conditions and more efficient fleet performance in 2019.

BALANCE SHEET DISCUSSION

Assets

Total assets were $8.9 billion at December 31, 2020, compared to $8.3 billion at December 31, 2019. The increase in total assets was primarily driven by an increase in operating assets at Rail North America and Rail International, the Trifleet acquisition at Other and higher investment in the RRPF affiliates, partially offset by a decrease resulting from the sale of ASC.

The following table shows total balance sheet assets by segment as of December 31 (in millions):

	2020	2019
Rail North America	$5,944.4	$5,646.7
Rail International	1,851.8	1,486.7
Portfolio Management	706.1	653.7
Other	435.3	206.9
Discontinued Operations	—	291.1
Total	$8,937.6	$8,285.1

Gross Receivables

Receivables of $148.7 million at December 31, 2020 decreased $7.5 million from December 31, 2019, primarily due to the timing of payments by customers.

Allowance for Losses
As of December 31, 2020, allowance for losses totaled $6.5 million, or 8.7% of rent and other receivables, compared to $6.2 million, or 9.4%, at December 31, 2019. Both balances related entirely to general allowances.

See "Note 19. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $713.4 million from 2019. The increase was primarily due to investments of $1,016.8 million, including the operating assets acquired as part of the Trifleet acquisition, $39.2 million for the purchase of assets previously leased, and positive foreign exchange rate effects of $76.7 million, partially offset by depreciation of $336.1 million and asset dispositions of $90.1 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $72.1 million in 2020 (see table below). The increase was driven by our share of earnings from the RRPF affiliates. During 2020, Adler was legally dissolved and final proceeds were distributed.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2020	2019
Rail North America	$—	$0.2
Portfolio Management	584.7	512.4
Total	$584.7	$512.6

See "Note 8. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

Goodwill increased $62.2 million from the prior year. The increase was primarily driven by the Trifleet acquisition. The remaining changes in goodwill resulted from fluctuations in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2020, and no impairment was indicated.

See "Note 18. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $556.4 million from the prior year. Issuances of long-term debt of $851.8 million were offset by maturities and principal payments of $350.0 million and the effects of foreign exchange rates on foreign debt balances.

The following table shows the details of our long-term debt issuances in 2020 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.0 years	4.00% Fixed	$500.0
Recourse Unsecured	2.0 years	0.70% Fixed	122.2
Recourse Unsecured	5.0 years	1.13% Fixed	119.3
Recourse Unsecured	5.0 years	1.00% Fixed	110.3
			$851.8

As of December 31, 2020, our outstanding debt had a weighted-average remaining term of 8.1 years and a weighted-average interest rate of 4.04%, compared to 8.7 years and 4.08% at December 31, 2019.

The following table shows the carrying value of our debt and lease obligations by major component as of December 31 (in millions):

	2020			2019
	Secured	Unsecured	Total	Total
Commercial paper and borrowings under bank credit facilities	$—	$23.6	$23.6	$15.8
Recourse debt	—	5,329.0	5,329.0	4,780.4
Operating lease obligations	348.6	—	348.6	429.4
Finance lease obligations	33.3	—	33.3	7.9
Total	$381.9	$5,352.6	$5,734.5	$5,233.5

See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity increased $122.3 million in 2020, primarily due to net income of $151.3 million, $24.4 million of foreign currency translation adjustments due to the balance sheet effects of a weaker U.S. dollar relative to the foreign currencies in which our subsidiaries conduct business, primarily the euro, Canadian dollar, and Polish zloty, $15.3 million from the effects of share-based compensation, and $6.2 million from the effects of post-retirement benefit plan adjustments. These increases were offset by dividends of $70.5 million and $4.5 million of net unrealized losses on derivatives.

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

While COVID-19 has negatively impacted all of our business segments, the impact on our financial results for year ended December 31, 2020 was not significant. We expect COVID-19 will continue to have negative impacts on our operating and financial results in future periods, the magnitude and duration of which are still uncertain. We also expect COVID-19 to have an ongoing negative impact on our customers, including their ability to make their lease payments timely, as well as their willingness to renew existing leases or enter into new lease contracts. During the year, we received specific requests from customers for relief through deferral of lease payments, lease rate reductions, and new car order postponement. While we have granted certain requests, the impact on our financial results was limited. We have a strong liquidity position, solid balance sheet, and access to capital that we expect will enable GATX to effectively manage through the COVID-19 pandemic. As of December 31, 2020, we had an unrestricted cash balance of $292.2 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. (of which $14.7 million matures in 2022 and $235.3 million matures in 2023) and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2024, both of which were fully available as of December 31, 2020.

The following table shows our principal sources and uses of cash from continuing operations for the years ended December 31 (in millions):

	2020	2019	2018
Principal sources of cash
Net cash provided by operating activities	$436.8	$425.8	$485.2
Portfolio proceeds	131.1	250.3	234.4
Other asset sales	26.0	23.0	37.3
Proceeds from sale-leasebacks	—	—	59.1
Proceeds from issuance of debt, commercial paper, and credit facilities	1,592.9	743.0	800.2
Total	$2,186.8	$1,442.1	$1,616.2

Principal uses of cash
Portfolio investments and capital additions	$(1,064.0)	$(722.8)	$(927.6)
Repayments of debt, commercial paper, and credit facilities	(1,100.0)	(504.6)	(632.8)
Purchases of assets previously leased - investing activities	—	(1.0)	(66.6)
Purchases of assets previously leased - financing activities	(40.0)	(11.3)	—
Stock repurchases	—	(150.0)	(115.5)
Dividends	(71.0)	(69.3)	(69.3)
Total	$(2,275.0)	$(1,459.0)	$(1,811.8)

Additionally, net cash from discontinued operations, including proceeds from the sale of ASC, was $254.2 million, $(0.1) million, and $0.0 million for the years ended December 31, 2020, 2019, and 2018.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $436.8 million increased $11.0 million compared to 2019. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for employee compensation costs, SG&A expenses, and other operating expenses were partially offset by higher payments for interest expense and income taxes.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $1,064.0 million increased $341.2 million compared to 2019, primarily due to the Trifleet acquisition of $203.2 million at Other and more railcars acquired at Rail North America. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2020	2019	2018
Rail North America	$642.0	$502.2	$737.4
Rail International	216.0	215.7	152.7
Portfolio Management	0.5	—	14.1
Other	205.5	4.9	23.4
Total	$1,064.0	$722.8	$927.6

Additionally, portfolio investments and capital additions for discontinued operations were $18.2 million, $18.9 million, and $15.8 million for the years ended December 31, 2020, 2019, and 2018.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $131.1 million for the year ended December 31, 2020 decreased $119.2 million compared to the year ended December 31, 2019, primarily due to lower proceeds from railcar and locomotive sales at Rail North America.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2020	2019	2018
Proceeds from sales of operating assets	$123.6	$239.6	$217.3
Finance lease rents received, net of earned income	7.0	8.4	9.7
Capital distributions and proceeds related to affiliates	0.5	2.3	6.3
Other portfolio proceeds	—	—	1.1
Total	$131.1	$250.3	$234.4

Other Investing Activity

The following table shows other investing activity for the years ended December 31 (in millions):

	2020	2019	2018
Purchases of assets previously leased (1)	$—	$(1.0)	$(66.6)
Proceeds from sales of other assets (2)	26.0	23.0	37.3
Proceeds from sale-leasebacks (3)	—	—	59.1
Other	2.0	2.7	3.1
Total	$28.0	$24.7	$32.9
________
(1)     In 2019, we purchased 49 railcars that were previously leased, compared to 3,412 railcars in 2018.
(2)    Proceeds from sales of other assets for all periods were primarily related to railcar scrapping.
(3)    Rail North America completed sale-leaseback financings for 467 railcars in 2018.

Additionally, other investing activity for discontinued operations was $21.8 million, $27.0 million, and $0.0 million for the years ended December 31, 2020, 2019, and 2018.

Net Cash Provided by (Used in) Financing Activities

The following table shows net cash provided by (used in) financing activities for the years ended December 31 (in millions):

	2020	2019	2018
Net proceeds from issuances of debt (original maturities longer than 90 days)	$1,586.5	$743.0	$693.7
Repayments of debt (original maturities longer than 90 days)	(1,100.0)	(410.0)	(632.8)
Net increase (decrease) in debt with original maturities of 90 days or less	6.4	(94.6)	106.5
Payments on finance lease obligations	—	—	(1.2)
Purchases of assets previously leased (1)	(40.0)	(11.3)	—
Stock repurchases (2)	—	(150.0)	(115.5)
Dividends	(71.0)	(69.3)	(69.3)
Other	(26.3)	59.1	4.7
Total	$355.6	$66.9	$(13.9)
________
(1)     In 2020, we purchased 732 railcars that were previously leased, compared to 157 railcars in 2019 and no railcars in 2018.
(2)     During 2020, we did not repurchase any shares of common stock, compared to 2.0 million shares of common stock repurchased for $150.0 million in 2019 and 1.5 million shares repurchased for $115.5 million in 2018.

Cash Flows from Discontinued Operations

The following table shows cash flow information for our discontinued operations for the years ended December 31 (in millions):

	2020	2019	2018
Net Cash (Used in) Provided By Operating Activities	$(8.5)	$36.8	$23.3
Net Cash Provided By (Used In) Investing Activities	240.9	8.1	(15.8)
Net Cash Provided By (Used In) Financing Activities	21.8	(45.0)	(7.5)
Cash Provided By (Used In) Discontinued Operations, Net	$254.2	$(0.1)	$—

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

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2020 (in millions):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Recourse debt	$5,358.5	$600.0	$372.2	$250.0	$550.4	$544.3	$3,041.6
Interest on Recourse debt (1)	1,916.7	187.2	171.6	159.4	147.1	132.8	1,118.6
Commercial paper and credit facilities	23.6	23.6	—	—	—	—	—
Operating lease obligations	410.4	50.6	49.0	48.0	45.1	37.7	180.0
Finance lease obligations, including interest	33.3	33.3	—	—	—	—	—
Purchase commitments (2)	1,251.8	574.1	337.9	339.8	—	—	—
Total	$8,994.3	$1,468.8	$930.7	$797.2	$742.6	$714.8	$4,340.2
__________
(1)     For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2020.
(2)     Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2020, all 8,950 railcars have been ordered and delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At December 31, 2020, 1,891 railcars have been ordered pursuant to the amended terms of the agreement, of which 1,272 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement, 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of December 31, 2020, 4,035 railcars have been ordered, of which 2,297 railcars have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.
The following table shows our future contractual cash receipts arising from our direct finance leases and future rental receipts from noncancelable operating leases as of December 31, 2020 (in millions):

	Contractual Cash Receipts by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$2,918.7	$925.5	$702.7	$524.7	$357.7	$193.1	$215.0
Finance leases	77.1	16.2	21.8	8.4	9.3	5.8	15.6
Total	$2,995.8	$941.7	$724.5	$533.1	$367.0	$198.9	$230.6

Our aggregate future contractual cash receipts at December 31, 2020 decreased $227.7 million compared to December 31, 2019, primarily as a result of lease receipts in 2020, committed lease receipts associated with railcars sold in the current year, lower lease rates, and shortened lease terms for new leases and renewals completed during 2020 on existing railcars in the fleet, partially offset by the impact of the new railcars added to the fleet.

2021 Liquidity Outlook

In addition to our contractual obligations, expenditures in 2021 may also include the purchase of railcars that are currently leased and other discretionary capital spending for opportunistic asset purchases or strategic investments, including direct investments in aircraft spare engines. We plan to fund these expenditures in 2021 using available cash at December 31, 2020 in combination with cash from operations, portfolio proceeds, long-term debt issuances, and our revolving credit facilities.

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

The following table shows additional information regarding our short-term borrowings:

	North America (1)			Europe (2)
	2020	2019	2018	2020	2019	2018
Balance as of December 31 (in millions)	$—	$—	$100.0	$23.6	$15.8	$10.8
Weighted-average interest rate	—%	—%	3.0%	0.9%	0.7%	0.6%
Euro/dollar exchange rate	n/a	n/a	n/a	1.23	1.12	1.15

Average daily amount outstanding during year (in millions)	$—	$25.6	$3.3	$18.5	$16.7	$3.8
Weighted-average interest rate	—%	2.4%	3.0%	0.8%	0.7%	0.9%
Average euro/dollar exchange rate	n/a	n/a	n/a	1.14	1.12	1.18

Average daily amount outstanding during 4th quarter (in millions)	$—	$47.2	$13.0	$21.1	$19.9	$4.2
Weighted-average interest rate	—%	2.1%	3.0%	0.9%	0.7%	0.8%
Average euro/dollar exchange rate	n/a	n/a	n/a	1.19	1.11	1.14

Maximum daily amount outstanding (in millions)	$—	$130.0	$100.0	$35.8	$161.1	$84.8
Euro/dollar exchange rate	n/a	n/a	n/a	1.18	1.11	1.13
__________
(1)Short-term borrowings in North America are composed of commercial paper issued in the U.S.
(2)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2024. The credit facility contains two 1-year extension options. As of December 31, 2020, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the U.S. In 2020, we extended the maturity of this facility by one year from May 2022 to May 2023. This facility also has two one-year extension options. As of December 31, 2020, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2020, €7.3 million was available under these credit facilities.

Delayed Draw Term Loan

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provides for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances may be made from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and may not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. As of December 31, 2020 the Term Loan had not been drawn.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2020, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Shelf Registration Statement

During 2019, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Commercial Commitments

We have entered into various commercial commitments, including standby letters of credit, performance bonds, and guarantees related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments at December 31, 2020 (in millions):

	Amount of Commitment Expiration by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Standby letters of credit and performance bonds	$9.1	$9.1	$—	$—	$—	$—	$—
Derivative guarantees	1.5	—	1.5	—	—	—	—
Total	$10.6	$9.1	$1.5	$—	$—	$—	$—

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

Defined Benefit Plan Contributions

In 2020, we contributed $5.8 million to our defined benefit pension plans and other post-retirement benefit plans. In 2021, we expect to contribute approximately $5.7 million. As of December 31, 2020, our funded pension plans in the aggregate were 101.3% funded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors ("Board") approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2020, we did not repurchase any shares under the program, compared to 2.0 million shares repurchased for $150.0 million, excluding commissions, in 2019 and 1.5 million shares repurchased for $115.4 million, excluding commissions, in 2018. As of December 31, 2020, $150.0 million remained available under the repurchase authorization.

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

Lease Classification

We analyze all new and modified leases to determine whether we should classify the lease as an operating or finance lease. Our lease classification analysis relies on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life. While most of our leases are classified as operating leases, changes in the assumptions we use could result in a different lease classification, which could change the impacts of the lease transactions on our results of operations and financial position. See "Note 7. Leases" in Part II, Item 8 of this Form 10-K.

Impairment of Long-Lived Assets

We review long-lived assets, such as operating assets, right-of-use assets, and facilities, for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. We base estimated future cash flows on a number of assumptions, including lease rates, lease term (including renewals), freight rates and volume, operating costs, the life of the asset, and final disposition proceeds. If we determine an asset is impaired, we recognize an impairment loss equal to the amount by which the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 11. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

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

Once we make an estimate of fair value, we compare the estimate of fair value to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then we consider the investment impaired. If an investment is impaired, we assess whether the impairment is other-than-temporary. We consider factors such as the expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee, and our ability to hold the investment through the end of the underlying assets’ useful life to determine if the impairment is other-than-temporary. We may also consider actions we anticipate the investee will take to improve its business prospects if it seems probable the investee will take those actions. If we determine an investment to be only temporarily impaired, we do not record an impairment loss. Alternatively, if we determine an impairment is other-than-temporary, we record a loss equal to the difference between the estimated fair value of the investment and its carrying value. See "Note 8. Investments in Affiliated Companies" and "Note 11. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

Impairment of Goodwill

We review the carrying amount of our goodwill annually, or if circumstances indicate an impairment may have occurred. We perform the impairment review at the reporting unit level, which is one level below an operating segment. The goodwill impairment test performed is a two-tiered approach and requires us to make certain judgments to determine the assumptions we use in the calculation. We first complete a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If necessary, the fair value is then compared to its carrying value, including goodwill. When estimating the fair value of the reporting unit, we use a discounted cash flow model and base our estimates of future cash flows on revenue and expense forecasts and include assumptions for future growth. We also consider observable multiples of book value and earnings for companies that we believe are comparable to the applicable reporting units. If the estimated fair value is less than the carrying amount, we record an impairment loss for the difference. See "Note 18. Goodwill" in Part II, Item 8 of this Form 10-K.

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

We use a discount rate to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds with durations similar to the projected benefit obligation. We base the expected long-term rate of return on plan assets on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We evaluate these assumptions annually and make adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan obligations. See "Note 12. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K.

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

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. The excess consideration paid over the fair value of the assets acquired and liabilities assumed represents goodwill. The allocation of the purchase price requires management to make significant estimates in determining fair values. These estimates can include, but are not limited to, expected future cash flows, discount rates, and the expected use of the acquired assets. Transaction costs associated with business combinations are expensed when incurred. See "Note 5. Business Combinations" in Part II, Item 8 of this Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See "Note 3. Accounting Changes" in Part II, Item 8 of this Form 10-K for a summary of new accounting pronouncements that may impact our business.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2020	2019	2018	2017	2016
Net income (GAAP)	$151.3	$211.2	$211.3	$502.0	$257.1
Less: Net income from discontinued operations (GAAP)	1.1	30.4	20.8	34.2	n/a
Net income from continuing operations (GAAP)	$150.2	$180.8	$190.5	$467.8	$257.1

Adjustments attributable to pre-tax income from continuing operations:
Cost attributable to the closure of a maintenance facility at Rail International (1)	—	—	9.5	—	—
Net (gain) loss on wholly owned Portfolio Management marine investments (2)	—	—	—	(1.8)	2.5
Railcar impairment at Rail North America (3)	—	—	—	—	29.8
Residual sharing settlement at Portfolio Management (4)	—	—	—	—	(49.1)
Total adjustments attributable to pre-tax income from continuing operations	$—	$—	$9.5	$(1.8)	$(16.8)
Income taxes thereon, based on applicable effective tax rate	$—	$—	$(3.1)	$0.7	$7.2
Other income tax adjustments attributable to income from continuing operations:
Income tax rate changes (5)	—	(2.8)	—	—	—
Impact of the Tax Act (6)	—	—	(16.7)	(293.2)	—
Foreign tax credit utilization (7)	—	—	(1.4)	—	(7.1)
Total other income tax adjustments attributable to income from continuing operations	$—	$(2.8)	$(18.1)	$(293.2)	$(7.1)
Adjustments attributable to affiliates' earnings from continuing operations, net of taxes:
Net gain loss on Portfolio Management marine affiliate (2)	—	—	—	—	(0.6)
Income tax rate changes (8)	12.3	—	—	—	(3.9)
Total adjustments attributable to affiliates' earnings, net of taxes	$12.3	$—	$—	$—	$(4.5)
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$162.5	$178.0	$178.8	$173.5	$235.9

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (9)	—	(8.1)	—	—	n/a
Impact of the Tax Act (6)	—	—	0.2	(22.7)	n/a
Total adjustments attributable to discontinued operations, net of taxes	$—	$(8.1)	$0.2	$(22.7)	n/a
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$1.1	$22.3	$21.0	$11.5	n/a

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$163.6	$200.3	$199.8	$185.0	$235.9

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2020	2019	2018	2017	2016
Diluted earnings per share from consolidated operations (GAAP)	$4.27	$5.81	$5.52	$12.75	$6.29
Less: Diluted earnings per share from discontinued operations (GAAP)	0.03	0.84	0.54	0.87	n/a
Diluted earnings per share from continuing operations (GAAP)	$4.24	$4.97	$4.98	$11.88	$6.29

Adjustments attributable to income from continuing operations, net of taxes:
Cost attributable to the closure of a maintenance facility at Rail International (1)	—	—	0.17	—	—
Net (gain) loss on wholly owned Portfolio Management marine investments (2)	—	—	—	(0.03)	0.04
Railcar impairment at Rail North America (3)	—	—	—	—	0.47
Residual sharing settlement at Portfolio Management (4)	—	—	—	—	(0.74)
Income tax rate changes (5)	—	(0.08)	—	—	—
Impact of the Tax Act (6)	—	—	(0.44)	(7.44)	—
Foreign tax credit utilization (7)	—	—	(0.04)	—	(0.17)
Adjustments attributable to affiliates' earnings from continuing operations, net of taxes:
Net gain on wholly owned Portfolio Management marine investments (2)	—	—	—	—	(0.02)
Income tax rate changes (8)	0.35	—	—	—	(0.10)
Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) *	$4.59	$4.89	$4.67	$4.41	$5.77

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (9)	—	(0.22)	—	—	n/a
Impact of the Tax Act (6)	—	—	0.01	(0.58)	n/a
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$0.03	$0.62	$0.55	$0.29	n/a
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) *	$4.62	$5.51	$5.22	$4.70	$5.77
*bSum of individual components may not be additive due to rounding.

Note: The information for 2016 in the tables above has not been recast for discontinued operations presentation.
_______
(1)    Expenses related to the closure of a maintenance facility.
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
(5)    Deferred income tax adjustment due to a reduction of the corporate income tax rate enacted in Alberta, Canada in 2019.
(6)    Amounts attributable to the impact of corporate income tax changes enacted by the Tax Act.
(7)    Benefits attributable to the utilization of foreign tax credits.
(8)    Deferred income tax adjustments due to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom in 2020 and an enacted statutory rate decrease in the United Kingdom in 2016.
(9)    Net casualty gain attributable to insurance recovery for a vessel at ASC.

	2020	2019	2018	2017	2016
Return on Equity (GAAP)	8.0%	11.7%	11.8%	32.0%	19.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	10.5%	13.5%	13.6%	13.1%	18.0%
_______
(1)    Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Act, as described above.

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

Prior to 2019, we reported total on- and off-balance sheet assets in our calculation of total assets (as adjusted) because we believed it provided investors a more comprehensive representation of the magnitude of the assets we operated and that drove our financial performance. In addition, this calculation of total assets (as adjusted) provided consistency with other non-financial information we disclosed about our fleet, including the number of railcars in the fleet, average number of cars on lease, and utilization. We also provided information regarding our leverage ratios, which are expressed as a ratio of debt (including off-balance sheet debt) to equity. The off-balance sheet debt amount in this calculation was the equivalent of the off-balance sheet asset amount. We believe reporting this corresponding off-balance sheet debt amount provided investors and other users of our financial statements with a more comprehensive representation of our debt obligations, leverage, and capital structure. Because the railcar operating lease assets and associated liabilities are now recorded on the balance sheet, beginning in 2019, the prior non-GAAP measure is no longer necessary in order to convey the full magnitude of our asset base.

The following table shows total assets as of December 31 (in millions):

	2020	2019	2018	2017	2016
Total assets (GAAP)	$8,937.6	$8,285.1	$7,616.7	$7,422.4	$7,105.4
Off-balance sheet assets (1):
Rail North America	—	—	430.2	435.7	456.5
Discontinued operations	—	—	—	—	2.6
Total off-balance sheet assets	$—	$—	$430.2	$435.7	$459.1
Total assets, as adjusted (non-GAAP)	$8,937.6	$8,285.1	$8,046.9	$7,858.1	$7,564.5

Shareholders’ Equity (GAAP)	$1,957.4	$1,835.1	$1,788.1	$1,792.7	$1,347.2
_______
(1)    Off-balance sheet assets apply to each of the years 2018 and prior. In accordance with the new lease accounting standard, off-balance sheet assets are no longer applicable beginning in 2019.

The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2020	2019	2018	2017	2016
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(292.2)	$(151.0)	$(100.2)	$(296.5)	$(307.5)
Commercial paper and bank credit facilities	23.6	15.8	110.8	4.3	3.8
Recourse debt	5,329.0	4,780.4	4,429.7	4,371.7	4,253.2
Nonrecourse debt	—	—	—	—	—
Operating lease obligations	348.6	432.3	—	—	—
Finance lease obligations	33.3	7.9	11.3	12.5	14.9
Total debt and lease obligations, net of unrestricted cash (GAAP)	5,442.3	5,085.4	4,451.6	4,092.0	3,964.4
Off-balance sheet recourse debt (1)	—	—	430.2	435.7	459.1
Total debt and lease obligations, net of unrestricted cash, as adjusted (non-GAAP)	$5,442.3	$5,085.4	$4,881.8	$4,527.7	$4,423.5

Total recourse debt (2)	$5,442.3	$5,085.4	$4,881.8	$4,527.7	$4,423.5
Shareholders' Equity (3)	$1,957.4	$1,835.1	$1,788.1	$1,792.7	$1,347.2
Recourse Leverage (4)	2.8	2.8	2.7	2.5	3.3
________
(1)     Off-balance sheet recourse debt applies to each of the years 2018 and prior. In accordance with the new lease accounting standard, off-balance sheet recourse debt is no longer applicable beginning in 2019.
(2)    Includes on- and off-balance sheet recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(3)    Balances for 2020, 2019, 2018 and 2017 reflect increases in shareholders' equity resulting from the impact of the Tax Act.
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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure based on the relationship between lease revenues and interest rates. Based on our floating rate debt instruments at December 31, 2020, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $4.7 million in 2021. Comparatively, at December 31, 2019, a hypothetical 100 basis point increase in interest rates would have resulted in a $6.6 million increase in after-tax interest expense in 2020. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, Poland and the Netherlands. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2020 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2020, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2021 by $6.5 million. Comparatively, based on 2019 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2019, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2020 by $5.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Defined Benefit Pension Obligation

Description of the Matter	At December 31, 2020, the aggregate defined benefit pension obligation was $508.6 million, and the fair value of pension plan assets was $465.5 million, resulting in an unfunded defined benefit pension obligation of $43.1 million. As described in Note 12 to the consolidated financial statements, the Company updated the estimates used to measure the defined benefit pension obligation and plan assets as of December 31, 2020 to reflect the actual return on plan assets and updated actuarial assumptions.

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

Impairment of Long-Lived Assets

Description of the Matter	As described in Notes 4 and 11 to the consolidated financial statements, the Company reviews long-lived assets for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable. The Company evaluates the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows the asset is expected to generate. If the Company determines that an asset is impaired, an impairment loss is recognized equal to the excess of the asset’s carrying amount over its fair value.

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
Chicago, Illinois
February 18, 2021

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2020	2019
Assets
Cash and Cash Equivalents	$292.2	$151.0
Restricted Cash	0.4	—
Receivables
Rent and other receivables	74.7	65.9
Finance leases (as lessor)	74.0	90.3
Less: allowance for losses	(6.5)	(6.2)
	142.2	150.0

Operating Assets and Facilities	10,484.0	9,523.5
Less: allowance for depreciation	(3,313.3)	(3,066.2)
	7,170.7	6,457.3
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	335.9	411.7
Finance leases, net of accumulated depreciation	37.5	8.9
	373.4	420.6

Investments in Affiliated Companies	584.7	512.6
Goodwill	143.7	81.5
Other Assets	230.3	221.0
Assets of Discontinued Operations	—	291.1
Total Assets	$8,937.6	$8,285.1

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$147.3	$119.4
Debt
Commercial paper and borrowings under bank credit facilities	23.6	15.8
Recourse	5,329.0	4,780.4
	5,352.6	4,796.2
Lease Obligations (as lessee)
Operating leases	348.6	429.4
Finance leases	33.3	7.9
	381.9	437.3

Deferred Income Taxes	962.8	888.5
Other Liabilities	135.6	139.1
Liabilities of Discontinued Operations	—	69.5
Total Liabilities	6,980.2	6,450.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,751,074 and 67,536,794 Outstanding shares — 35,047,317 and 34,833,037	41.9	41.8
Additional paid in capital	735.4	720.1
Retained earnings	2,682.1	2,601.3
Accumulated other comprehensive loss	(137.5)	(163.6)
Treasury stock at cost (32,703,757 and 32,703,757 shares)	(1,364.5)	(1,364.5)
Total Shareholders’ Equity	1,957.4	1,835.1
Total Liabilities and Shareholders’ Equity	$8,937.6	$8,285.1

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2020	2019	2018
Revenues
Lease revenue	$1,087.5	$1,088.5	$1,083.7
Marine operating revenue	15.6	8.2	14.3
Other revenue	106.1	105.4	77.1
Total Revenues	1,209.2	1,202.1	1,175.1
Expenses
Maintenance expense	315.5	314.4	299.2
Marine operating expense	19.7	18.9	16.8
Depreciation expense	330.5	321.3	311.3
Operating lease expense	49.3	54.4	49.6
Other operating expense	35.3	31.3	33.1
Selling, general and administrative expense	172.0	180.4	182.5
Total Expenses	922.3	920.7	892.5
Other Income (Expense)
Net gain on asset dispositions	41.7	51.6	72.7
Interest expense, net	(190.3)	(180.5)	(162.9)
Other expense	(13.0)	(7.3)	(21.7)
Income before Income Taxes and Share of Affiliates’ Earnings	125.3	145.2	170.7
Income taxes	(37.3)	(40.9)	(30.5)
Share of affiliates’ earnings, net of taxes	62.2	76.5	50.3
Net Income from Continuing Operations	150.2	180.8	190.5

Income from Discontinued Operations, Net of Taxes	1.1	30.4	20.8
Net Income	151.3	211.2	211.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	24.4	(10.1)	(47.5)
Unrealized (loss) gain on derivative instruments	(4.5)	3.9	4.5
Post-retirement benefit plans	6.2	7.2	7.4
Other comprehensive income (loss)	26.1	1.0	(35.6)
Comprehensive Income	$177.4	$212.2	$175.7

Share Data
Basic earnings per share from continuing operations	$4.30	$5.07	$5.07
Basic earnings per share from discontinued operations	0.03	0.85	0.55
Basic earnings per share from consolidated operations	$4.33	$5.92	$5.62
Average number of common shares	35.0	35.7	37.6

Diluted earnings per share from continuing operations	$4.24	$4.97	$4.98
Diluted earnings per share from discontinued operations	0.03	0.84	0.54
Diluted earnings per share from consolidated operations	$4.27	$5.81	$5.52
Average number of common shares and common share equivalents	35.4	36.4	38.3

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2020	2019	2018
Operating Activities
Net income	$151.3	$211.2	$211.3
Income from discontinued operations, net of taxes	1.1	30.4	20.8
Income from continuing operations	150.2	180.8	190.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	342.8	332.7	327.3
Net gains on sales of assets	(39.5)	(56.2)	(79.3)
Asset impairments	0.3	6.6	9.0
Employee benefit plans	6.9	3.9	4.6
Share-based compensation	15.6	12.3	16.4
Deferred income taxes	29.1	33.8	18.1
Share of affiliates’ earnings, net of dividends	(62.2)	(49.0)	(15.2)
Changes in working capital items	(6.4)	(39.1)	13.8
Net cash provided by operating activities of continuing operations	436.8	425.8	485.2
Investing Activities
Additions to operating assets and facilities	(860.8)	(722.8)	(913.5)
Acquisition of new businesses	(203.2)	—	—
Investments in affiliates	—	—	(14.1)
Portfolio investments and capital additions	(1,064.0)	(722.8)	(927.6)
Purchases of assets previously leased	—	(1.0)	(66.6)
Portfolio proceeds	131.1	250.3	234.4
Proceeds from sales of other assets	26.0	23.0	37.3
Proceeds from sale-leasebacks	—	—	59.1
Other	2.0	2.7	3.1
Net cash used in investing activities of continuing operations	(904.9)	(447.8)	(660.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,586.5	743.0	693.7
Repayments of debt (original maturities longer than 90 days)	(1,100.0)	(410.0)	(632.8)
Net (decrease) increase in debt with original maturities of 90 days or less	6.4	(94.6)	106.5
Purchases of assets previously leased	(40.0)	(11.3)	—
Stock repurchases	—	(150.0)	(115.5)
Dividends	(71.0)	(69.3)	(69.3)
Other	(26.3)	59.1	3.5
Net cash provided by (used in) financing activities of continuing operations	355.6	66.9	(13.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	(0.5)	(4.0)
Net cash (used in) provided by operating activities of discontinued operations	(8.5)	36.8	23.3
Net cash provided by (used in) investing activities of discontinued operations	240.9	8.1	(15.8)
Net cash provided (used in) financial activities of discontinued operations	21.8	(45.0)	(7.5)
Cash provided by (used in) discontinued operations, net	254.2	(0.1)	—
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the year	141.6	44.3	(193.0)
Cash, Cash Equivalents, and Restricted Cash at beginning of year	151.0	106.7	299.7
Cash, Cash Equivalents, and Restricted Cash at end of year	$292.6	$151.0	$106.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2020	2020	2019	2019	2018	2018
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	67.5	$41.8	67.3	$41.6	67.1	$41.6
Issuance of common stock	0.3	0.1	0.2	0.2	0.2	—
Balance at end of year	67.8	41.9	67.5	41.8	67.3	41.6
Treasury Stock
Balance at beginning of year	(32.7)	(1,364.5)	(30.7)	(1,214.5)	(29.2)	(1,099.0)
Stock repurchases	—	—	(2.0)	(150.0)	(1.5)	(115.5)
Balance at end of year	(32.7)	(1,364.5)	(32.7)	(1,364.5)	(30.7)	(1,214.5)
Additional Paid In Capital
Balance at beginning of year		720.1		706.4		698.0
Share-based compensation effects		15.3		13.7		8.4
Balance at end of year		735.4		720.1		706.4
Retained Earnings
Balance at beginning of year		2,601.3		2,419.2		2,261.7
Net income		151.3		211.2		211.3
Dividends declared ($1.92 in 2020, $1.84 in 2019 and $1.76 in 2018)		(70.5)		(68.5)		(69.0)
Cumulative impact of accounting standard adoption		—		39.4		15.2
Balance at end of year		2,682.1		2,601.3		2,419.2
Accumulated Other Comprehensive Loss
Balance at beginning of year		(163.6)		(164.6)		(109.6)
Other comprehensive income (loss)		26.1		1.0		(35.6)
Cumulative impact of accounting standard adoption		—		—		(19.4)
Balance at end of year		(137.5)		(163.6)		(164.6)
Total Shareholders’ Equity		$1,957.4		$1,835.1		$1,788.1

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

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 27. Discontinued Operations" for additional information.

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world. Financial results for this business will be reported in the Other segment. See "Note 5. Business Combinations" for additional information.

NOTE 2. Coronavirus Impacts

On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) a pandemic and on March 13, 2020, the United States declared a national emergency related to COVID-19. Our consolidated financial statements reflect estimates and assumptions at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. We considered the impact of COVID-19 on our operations and the assumptions and estimates used. While COVID-19 did have a negative impact on operating conditions in 2020, we determined the impact to our assumptions and estimates was not significant. However, we expect COVID-19 will continue to have an adverse impact on our operating and financial results in future periods, the magnitude and duration of which cannot be determined at this time.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the interest expense limitation threshold and net operating loss carryback period and utilization limitation, the acceleration of payments for alternative minimum tax credit refunds, and the deferral of employer payroll tax payments. The CARES Act did not have a material impact on our consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Accounting Changes

New Accounting Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Credit Losses

In 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which supersedes previous guidance. The FASB subsequently issued ASU 2018-19, clarifying operating lease receivables are not within the scope of subtopic 326-20 and should be accounted for in accordance with Topic 842, Leases. The new guidance modifies the impairment model to be based on expected losses rather than incurred losses.
We adopted the new guidance in the first quarter of 2020.

The adoption of this standard required us to modify our assessment for a limited population of receivables, including the net investment in our finance leases. As part of our modified assessment, we considered historical information as well as current and future economic conditions. The application of this new guidance did not impact our financial statements or related disclosures.

Pension

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other post retirement plans.
	We adopted the new guidance as part of our annual pension disclosures in “Note 8. Pension and Other Post-Retirement Benefits”.	The application of this guidance did not impact our financial statements and had an immaterial impact on related disclosures.

New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which eliminates exceptions for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences.
	The new guidance is effective for us in the first quarter of 2021, with early adoption permitted. We plan to adopt this standard on January 1, 2021.	We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional practical expedients and exceptions in the application of GAAP principles to contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates being discontinued as a result of reference rate reform.
Optional expedients are available for adoption from March 12, 2020 through December 31, 2022.

For contracts we modified in 2020, the new guidance did not have an impact on our financial statements or related disclosures. For any contracts that reference LIBOR, we are currently assessing how this standard may be applied to specific contract modifications.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Significant Accounting Policies

Basis of Presentation

We prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain prior year amounts have been reclassified to conform to the 2020 presentation.

Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. Accordingly, the results of operations from our ASC business are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the years ended December 31, 2020, 2019, and 2018, and the related assets and liabilities are classified as assets and liabilities of discontinued operations as of December 31, 2020 and 2019 in the accompanying balance sheets. In addition, cash flows from our ASC business are reported as cash flows from discontinued operations in the accompanying statements of cash flows for the years ended December 31, 2020, 2019, and 2018. See "Note 27. Discontinued Operations" for more information.

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

Lease Classification

We determine the classification of a lease at its inception. If the provisions of the lease subsequently change, other than by renewal or extension, we evaluate whether that change would have resulted in a different lease classification had the change been in effect at inception. If so, the revised agreement is considered a new lease for lease classification purposes. See "Note 7. Leases." In 2019, we adopted ASU 2016-02, Leases ("Topic 842"). As provided in the guidance, we elected the package of practical expedients that retains the classification of existing leases at the time of adoption and does not require re-evaluation of the embedded leases or reassessment of initial direct costs.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating Lease Revenue

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 7. Leases."

Finance Lease Revenue

In certain cases, we lease railcars and other operating assets that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the interest method, which produces a constant yield over the lease term. Initial unearned income is the amount that the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset. See "Note 7. Leases."

Marine Operating Revenue

We generate marine operating revenue through shipping services completed by our marine vessels. For vessels operating in a pooling arrangement, we recognize pool revenue based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses. For vessels operating out of the pool, we recognize revenue over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge.

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

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. Our restricted cash primarily relates to cash received from a specific customer and held to pay for potential repairs.

Finance Lease Receivables

We record a gross lease payment receivable and an estimated residual value, net of unearned income for our finance leases. For sales-type leases, we may also recognize a gain or loss in the period the lease is recorded. Gross lease payment receivables represent the present value of the rents we expect to receive through the end of the lease term for a leased asset. Estimated residual values are our estimates of value of an asset at the end of a finance lease term. The combination of these is considered the net investment in a lease. Over the lease term, the net investment in these leases is reduced and finance lease income is recognized in our consolidated statements of operations. We evaluate our net investment in finance leases for impairment based on current conditions and reasonable and supportable forecasts of future conditions under the current expected credit loss standard that we adopted on January 1, 2020. See the “Allowance for Losses” section within this Note for more information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We evaluate reserve estimates for loans and finance lease receivables under ASC 326, on a customer-specific basis, considering each customer's particular credit situation, current economic conditions, and expected value of the underlying collateral upon its repossession, to adjust the allowance when necessary. We also consider the factors we use to evaluate rent and other receivables, which are outlined above.

We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2020. We believe that the allowance is adequate to cover losses inherent in our receivables balances as of December 31, 2020. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 19. Allowance for Losses."

Operating Assets and Facilities

We record operating assets, facilities, and capitalized improvements at cost. We depreciate operating assets and facilities over their estimated useful lives to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

Railcars	20–45 years
Locomotives	15–25 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Marine vessels	30 years
Other equipment	5–30 years

We review our operating assets and facilities for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. If we determine an asset is impaired, we recognize an impairment loss equal to the amount the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 11. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses and assets held for sale.

Leased Assets as a Lessee

We record right-of-use assets for operating leases and finance leases and we record the related obligations as liabilities. We amortize the leased assets over the lease terms. We review our right-of-use assets for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable.
Investments in Affiliates

We use the equity method to account for investments in joint ventures and other unconsolidated entities if we have the ability to exercise significant influence over the financial and operating policies of those investees. Under the equity method, we record our initial investments in these entities at cost and subsequently adjust the investment for our share of the affiliates’ earnings (losses), and distributions. We include loans to and from affiliates as part of our investment in the affiliate and include interest on any such loans in our share of the affiliates’ earnings. We review the carrying amount of our investments in affiliates annually, or whenever circumstances indicate that the value of these investments may have declined. If we determine an investment is impaired on an other-than-temporary basis, we record a loss equal to the difference between the fair value of the investment and its carrying amount. See "Note 8. Investments in Affiliated Companies."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill

We recognize goodwill when the consideration paid to acquire a business exceeds the fair value of the net assets acquired. We assign goodwill to the same reporting unit as the net assets of the acquired business and we assess our goodwill for impairment on an annual basis in the fourth quarter, or if impairment indicators are present. Goodwill is initially assessed for impairment by performing a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value. If necessary, the fair value of the reporting unit is then compared to its carrying value, including goodwill. If the carrying amount of the applicable reporting unit exceeds its fair value, we record an impairment loss for the difference. The fair values of our reporting units are determined using discounted cash flow models. See "Note 18. Goodwill."

Inventory

Our inventory consists primarily of railcar and locomotive repair components. All inventory balances are stated at lower of cost or net realizable value. Railcar repair components are valued using the average cost method. Inventory is included in other assets on the balance sheet.

Income Taxes

We calculate provisions for federal, state, and foreign income taxes on our reported income before income taxes. We base our calculations of deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year we expect the differences will reverse. We reflect the cumulative effect of changes in tax rates from those we previously used to determine deferred tax assets and liabilities in the provision for income taxes in the period the change is enacted. During 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted, which made broad and complex changes to the U.S. tax laws. Additional guidance was issued in 2018 by the Internal Revenue Service, the U.S. Department of the Treasury, and state taxing authorities and, as a result, we recorded an adjustment to our provisional estimates. Specifically, in the fourth quarter of 2018, we recorded an additional net tax benefit of $16.5 million based on this clarifying guidance, the filing of our 2017 income tax returns, and the final determination of our foreign undistributed earnings and associated tax attributes. We do not expect to record any future material adjustments associated with the Tax Act. Provisions for income taxes in any given period can differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, and include those items in our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 14. Income Taxes."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized net of related hedges in other expense during the periods in which they occur. Net gains (losses) recognized were $(10.8) million, $1.7 million and $(3.4) million for 2020, 2019, and 2018.

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

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost (credits) in accumulated other comprehensive income (loss). We record the service cost component of net periodic cost in selling, general, and administrative expense in the statements of comprehensive income and the non-service components in other expense. See "Note 12. Pension and Other Post-Retirement Benefits."

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

Operating Lease Expense

We classify leases of certain railcars and other assets and facilities, such as maintenance facilities and equipment, as operating leases. We record the lease expense associated with these leases on a straight-line basis. We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 7. Leases."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the net gain on asset dispositions for the years ended December 31 (in millions):

	2020	2019	2018
Net disposition gains	$39.4	$58.6	$64.7
Residual sharing income	2.5	1.9	2.5
Non-remarketing net disposition gains (losses)	0.1	(2.3)	14.5
Asset impairment losses (1)	(0.3)	(6.6)	(9.0)
Net Gain on Asset Dispositions	$41.7	$51.6	$72.7
__________
(1) See "Note 11. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $1.5 million in 2020, $3.8 million in 2019, and $5.7 million in 2018.

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. The excess consideration paid over the fair value of the assets acquired and liabilities assumed represents goodwill. The allocation of the purchase price requires management to make significant estimates in determining fair values. These estimates can include, but are not limited to, expected future cash flows, discount rates, and the expected use of the acquired assets. Transaction costs associated with business combinations are expensed when incurred. See "Note 5. Business Combinations."

NOTE 5. Business Combinations

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world, for approximately €165 million ($203.2 million) in cash. Transaction costs associated with this acquisition were approximately $2.7 million. Headquartered in the Netherlands with offices worldwide, Trifleet owns and manages a fleet of over 19,000 tank containers leased to a diverse customer base in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, as well as to tank container operators.

We have allocated $146.2 million and $57.0 million to tangible net assets and goodwill in the preliminary purchase accounting for the acquisition. The initial allocation of the purchase price is incomplete with respect to certain assets and liabilities acquired. The purchase price allocation will be finalized during the measurement period, which will not exceed 12 months from the acquisition date. The acquisition was not significant in relation to our financial results and, therefore, pro-forma financial information has not been presented.

NOTE 6. Supplemental Cash Flow Information

	2020	2019	2018
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$189.8	$185.1	$164.0
Income taxes paid, net	21.4	11.6	18.1
________
(1)     Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and finance leases.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Leases

Adoption of ASU 2016-02, "Leases (Topic 842)"

In the first quarter of 2019, we adopted ASU 2016-02 using the modified retrospective transition method with a cumulative effect adjustment upon adoption. Amounts for comparative periods are not required to be included in the footnote disclosures. See "Note 3. Accounting Changes" for additional information and impact on our financial statements from adoption of this standard.

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

GATX as Lessor

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. In accordance with applicable guidance, we do not separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars that, at commencement, are classified as finance leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

The following table shows the components of our lease income for the years ended December 31 (in millions):

	2020	2019
Operating lease income:
Fixed lease income	$1,020.9	$1,013.5
Variable lease income	59.4	65.2
Total operating lease income	$1,080.3	$1,078.7
Finance lease income	7.2	9.8
Total lease income	$1,087.5	$1,088.5

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $88.9 million and $88.2 million in 2020 and 2019.

The following table shows the components of our finance leases as of December 31 (in millions):

	2020	2019
Total contractual lease payments receivable	$77.1	$84.4
Estimated unguaranteed residual value of leased assets	24.6	40.7
Unearned income	(27.7)	(34.8)
Finance leases	$74.0	$90.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows our future contractual receipts from our noncancelable operating leases and finance leases as of December 31, 2020 (in millions):

	Operating Leases (1)	Finance Leases	Total
2021	$925.5	$16.2	$941.7
2022	702.7	21.8	724.5
2023	524.7	8.4	533.1
2024	357.7	9.3	367.0
2025	193.1	5.8	198.9
Years thereafter	215.0	15.6	230.6
	$2,918.7	$77.1	$2,995.8
__________
(1)     The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. The railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At December 31, 2020, we leased approximately 6,700 railcars at Rail North America, all of which are accounted for as operating leases.

To calculate the right-of-use asset and lease liability for our leases, we use the implicit rate if readily determinable or when the implicit rate is not readily determinable, we use our incremental borrowing rate. Our incremental borrowing rate is the interest rate we estimate we would have to pay to borrow on a collateralized basis over a similar term of the lease payments. The implicit rate was measurable for railcars leased at Rail North America. For our other operating leases, we used our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term.

The following table shows the components of lease expense for the years ended December 31 (in millions):

	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$0.6	$0.7
Interest on lease liabilities	0.2	0.3
Operating lease cost (1):
Fixed lease cost - operating leases	53.3	59.7
Total lease cost	$54.1	$60.7
________
(1)     Total operating lease cost includes amounts recorded in selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $64.3 million for the year ended December 31, 2020 was recognized in connection with these operating leases compared to $70.1 million for the year ended December 31, 2019.

The following table shows the maturities of our lease liabilities as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases	Total
2021	$50.6	$33.3	$83.9
2022	49.0	—	49.0
2023	48.0	—	48.0
2024	45.1	—	45.1
2025	37.7	—	37.7
Thereafter	180.0	—	180.0
Total undiscounted lease payments	$410.4	$33.3	$443.7
Less: amounts representing interest	(61.8)	—	(61.8)
Total discounted lease liabilities	$348.6	$33.3	$381.9

The following table shows assets recorded as finance leases as of December 31 (in millions):

	2020	2019
Railcars	$37.8	$9.0
Less: allowance for depreciation	(0.3)	(0.1)
Finance leases, net of accumulated depreciation	$37.5	$8.9

The following table shows the lease terms and discount rates related to leases as of December 31:

	2020	2019
Weighted-average remaining lease term (years):
Operating leases	9.3	9.6
Finance leases (1)	—	—
Weighted-average discount rate:
Operating leases	3.57%	3.66%
Finance leases	0.95%	2.26%
________
(1)     The weighted-average remaining lease term for outstanding finance leases was less than one year in both 2020 and 2019.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows other information related to leases for the years ended December 31 (in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$58.5	$66.5
Operating cash flows for finance leases	—	0.3
Financing cash flows for finance leases	40.0	11.3
Total cash for leases	$98.5	$78.1

Non-cash financing lease transactions (1)	$64.9	$7.8
__________
(1) Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

In 2020, we exercised options to acquire 732 railcars previously recorded on the balance sheet as a finance lease for $40.0 million, compared to the exercise of options to acquire 157 railcars previously recorded on the balance sheet as a finance lease for $10.5 million in 2019.
NOTE 8. Investments in Affiliated Companies

Investments in affiliated companies substantially comprises investments in domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31 (in millions):

	Segment	2020	2019	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$584.7	$512.4	50.0%
Adler Funding LLC (2)	Rail North America	—	0.2	12.5%
Investments in Affiliated Companies		$584.7	$512.6
__________
(1) Combined investment balances of a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (collectively, the "RRPF affiliates").
(2) During 2020, Adler Funding LLC was legally dissolved, and final proceeds were distributed. As such, we no longer have an investment in this affiliate as of December 31, 2020.

The following table shows our share of affiliates’ earnings by segment for the years ended December 31 (in millions):

	2020	2019	2018
Rail North America	$(0.1)	$—	$0.6
Portfolio Management	95.9	94.5	60.5
Share of affiliates' pre-tax income	95.8	94.5	61.1
Income taxes	(33.6)	(18.0)	(10.8)
Share of affiliates' earnings, net of taxes	$62.2	$76.5	$50.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our cash investments in and distributions and loan payments from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions
	2020	2019	2018	2020	2019	2018
Rail North America (1)	$—	$—	$—	$0.1	$—	$6.3
Portfolio Management	—	—	14.1	0.6	27.6	35.2
Total	$—	$—	$14.1	$0.7	$27.6	$41.5
__________
(1) Loan payments received from affiliates in 2018.

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2020	2019	2018
Revenues	$491.0	$469.8	$436.9
Net gains on sales of assets	115.7	86.4	12.2
Net income	146.1	161.4	120.5

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2020	2019
Current assets	$352.7	$203.6
Noncurrent assets	4,766.9	5,015.9
Total assets	$5,119.6	$5,219.5

Current liabilities	$311.0	$525.5
Noncurrent liabilities	3,674.7	3,703.6
Shareholders’ equity	1,133.9	990.4
Total liabilities and shareholders' equity	$5,119.6	$5,219.5

Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates owned 445 aircraft engines at December 31, 2020, of which 215 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 18 to 25 years to an estimated residual value. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $62.0 million in 2020, $76.5 million in 2019, and $49.8 million in 2018. Financial results for the current year included a transaction involving the refinancing and sale of a group of aircraft spare engines at the RRPF affiliates. In this transaction, the RRPF affiliates sold 21 aircraft spare engines for total proceeds of $233.0 million in 2020. GATX's 50% share of the resulting pre-tax net gains were $35.3 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2020	2019	2018
Lease revenue from third parties	$257.6	$213.3	$178.6
Lease revenue from Rolls-Royce	233.4	256.7	232.7
Depreciation expense	(248.7)	(223.9)	(195.6)
Interest expense	(116.0)	(126.4)	(94.3)
Other expenses	(50.3)	(16.5)	(12.6)
Other income, including net gains on sales of assets	115.7	86.4	12.5
Income before income taxes	191.7	189.6	121.3
Income taxes (1)	(45.6)	(27.9)	(18.1)
Net income	$146.1	$161.7	$103.2
_________
(1)Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2020	2019
Current assets	$352.7	$202.6
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,283.6 and $1,178.5 (a)	4,766.9	5,015.9
Total assets	$5,119.6	$5,218.5

Accounts payable and accrued expenses	$110.4	$96.2
Debt:
Current	200.6	429.3
Noncurrent, net of adjustments for hedges	3,243.6	3,367.5
Other liabilities	431.1	336.1
Shareholders’ equity	1,133.9	989.4
Total liabilities and shareholders' equity	$5,119.6	$5,218.5
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

    The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2020 (in millions):

	Rolls-Royce	Third Parties	Total
2021	$228.9	$213.3	$442.2
2022	217.1	198.9	416.0
2023	193.9	186.1	380.0
2024	186.9	173.1	360.0
2025	165.1	154.3	319.4
Thereafter	266.1	548.9	815.0
Total	$1,258.0	$1,474.6	$2,732.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2020 (in millions):

2021	$203.3
2022	362.0
2023	389.7
2024	293.6
2025	210.6
Thereafter	1,995.5
Total debt principal (1)	$3,454.7
_______
(1) All debt obligations are nonrecourse to the shareholders.

NOTE 9. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2020	2019
Balance	$23.6	$15.8
Weighted-average interest rate	0.85%	0.65%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2020	2019
Recourse Fixed Rate Debt
Unsecured	05/27/11	06/01/21	4.85%	$250.0	$250.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured (1)	12/15/20	12/31/22	0.70%	122.1	—
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	11/05/18	02/15/24	4.35%	300.0	300.0
Unsecured (1)(2)	12/22/16	05/23/24	0.85%	128.3	—
Unsecured (1)	11/05/19	11/05/24	0.96%	122.2	112.1
Unsecured (1)	03/20/20	03/20/25	1.00%	122.2	—
Unsecured	02/06/15	03/30/25	3.25%	300.0	300.0
Unsecured (1)	08/03/20	08/03/25	1.13%	122.1	—
Unsecured	09/13/16	09/15/26	3.25%	350.0	350.0
Unsecured (1)	11/04/19	11/04/26	1.07%	91.6	84.1
Unsecured	02/09/17	03/30/27	3.85%	300.0	300.0
Unsecured	11/02/17	03/15/28	3.50%	300.0	300.0
Unsecured	05/07/18	11/07/28	4.55%	300.0	300.0
Unsecured	01/31/19	04/01/29	4.70%	500.0	500.0
Unsecured	05/12/20	06/30/30	4.00%	500.0	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	250.0
Unsecured	05/16/16	05/30/66	5.63%	150.0	150.0
Unsecured	10/31/14	03/30/20	2.60%	—	250.0
Unsecured	02/06/15	03/30/20	2.60%	—	100.0
Total recourse fixed rate debt				$5,058.5	$4,396.2

Recourse Floating Rate Debt
Unsecured	11/06/17	11/05/21	2.61%	$300.0	$300.0
Unsecured (2)	12/22/16	05/23/24	0.90%	—	117.7
Total recourse floating rate debt				$300.0	$417.7
Total debt principal				$5,358.5	$4,813.9
Unamortized debt discount and debt issuance costs				(35.1)	(34.9)
Debt adjustment for fair value hedges				5.6	1.4
Total Debt				$5,329.0	$4,780.4
_______
(1)     Denominated in euros, but presented in U.S. dollars in this table.
(2)    This term loan was originally issued on December 22, 2016, with a maturity date of December 20, 2021. During 2019, GATX increased the size of the term loan and extended the maturity date to May 23, 2024. On November 23, 2020, this term loan was repriced from floating rate to fixed rate.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the scheduled principal payments of our debt obligations as of December 31, 2020 (in millions):

2021	$600.0
2022	372.2
2023	250.0
2024	550.4
2025	544.3
Thereafter	3,041.6
Total debt principal	$5,358.5

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2024. The credit facility contains two 1-year extension options. As of December 31, 2020, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the U.S. In 2020, we extended the maturity of this facility by one year from May 2022 to May 2023. This facility also has two 1-year extension options. As of December 31, 2020, the full $250 million was available under this facility.

In addition, our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2020, €7.3 million was available under these credit facilities.

Annual commitment fees for GATX's credit facilities were $1.2 million for 2020, $1.6 million for 2019, and $2.0 million for 2018.

Delayed Draw Term Loan

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provides for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances may be made from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and may not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. As of December 31, 2020 the Term Loan had not been drawn.

Restrictive Covenants

Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.1 for the period ended December 31, 2020, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2020, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2020, this limit was $1,717.9 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2020, we were in compliance with all covenants and conditions of the indentures.

At December 31, 2020, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loan and private placement debt balances totaling €580.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At December 31, 2020, we were in compliance with all covenants and conditions of all of our credit agreements.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at December 31, 2020 and December 31, 2019.

In addition, we review long-lived assets, such as operating assets and facilities, investments in affiliates, and goodwill, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as applicable. Certain assets were subject to non-recurring Level 3 fair value measurements during 2020 and 2019 and continue to be held and used at December 31, 2020 and 2019. The fair value of such assets at the time of their measurement was $1.7 million in 2020 and $1.6 million in 2019 and included railcars, inland marine vessels, maintenance facilities and an affiliate investment. See "Note 11. Asset Impairments and Assets Held for Sale" for further information.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2020 with maturities ranging from 2021 to 2022 and eight instruments outstanding with an aggregate notional amount of $450.0 million as of December 31, 2019 with maturities ranging from 2020 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had one instrument outstanding with an aggregate notional amount of $105.7 million as of December 31, 2020 that matures in 2021 and seven instruments outstanding with an aggregate notional amount of $336.5 million as of December 31, 2019 with maturities ranging from 2020 to 2022. Within the next 12 months, we expect to reclassify $1.9 million ($1.4 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. We had no derivative instruments with credit risk related contingent features that were in a liability position as of December 31, 2020. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$5.6	$—	$5.6	$—
Foreign exchange contracts (1)	Other assets	0.4	—	0.4	—
Foreign exchange contracts (2)	Other assets	0.4	—	0.4	—
Total derivative assets		$6.4	$—	$6.4	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$—	$—	$—	$—
Foreign exchange contracts (1)	Other liabilities	—	—	—	—
Foreign exchange contracts (2)	Other liabilities	—	—	—	—
Total derivative liabilities		$—	$—	$—	$—

	Balance Sheet Location	Fair Value December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Foreign exchange contracts (1)	Other assets	$1.4	$—	$1.4	$—
Foreign exchange contracts (1)	Other assets	6.9	—	6.9	—
Foreign exchange contracts (2)	Other assets	0.2	—	0.2	—
Total derivative assets		$8.5	$—	$8.5	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.6	$—	$0.6	$—
Foreign exchange contracts (1)	Other liabilities	7.0	—	7.0	—
Foreign exchange contracts (2)	Other liabilities	6.0	—	6.0	—
Total derivative liabilities		$13.6	$—	$13.6	$—
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of December 31, 2020 and December 31, 2019, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	2020	2019	2020	2019

Recourse debt	$(303.6)	$(449.9)	$5.6	$1.4

The following tables show the impacts of our derivative instruments on our statements of comprehensive income for the years ended December 31 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income			Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Designation	2020	2019	2018		2020	2019	2018
Derivatives in cash flow hedging relationships:				Interest expense	$2.1	$2.5	$4.2
Interest rate contracts	$(0.5)	$0.5	$—	Operating lease expense	—	—	0.1
Foreign exchange contracts	20.1	(19.5)	(12.6)	Other (income) expense	12.8	(14.3)	(11.7)
Total	$19.6	$(19.0)	$(12.6)	Total	$14.9	$(11.8)	$(7.4)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the years ended December 31 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)	Operating lease (expense)
2020
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(190.3)	$(13.0)	$(49.3)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(4.2)	—	—
Derivatives designated as hedging instruments	4.2	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(2.1)	—	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(12.8)	—
Gain (loss) on non-designated derivative contracts	—	6.2	—

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)	Operating lease (expense)
2019
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(180.5)	$(7.3)	$(54.4)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(9.0)	—	—
Derivatives designated as hedging instruments	9.0	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(2.5)	—	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	14.3	—
Gain (loss) on non-designated derivative contracts	—	(1.7)	—

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)	Operating lease (expense)
2018
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(162.9)	$(21.7)	$(49.6)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	3.0	—	—
Derivatives designated as hedging instruments	(3.0)	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(4.2)	—	(0.1)
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	11.7	—
Gain (loss) on non-designated derivative contracts	—	2.2	—
_________
(1)     These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments. We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2020	2020	2019	2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$5,056.3	$5,696.9	$4,389.3	$4,644.6
Recourse floating rate debt	299.9	300.4	417.5	419.0

NOTE 11. Asset Impairments and Assets Held for Sale

We review our operating assets annually, or whenever indicators of impairment may be present. We considered the impact of COVID-19, and it did not have a material impact on our impairment results. The following table summarizes the components of asset impairments for the years ended December 31 (in millions):

	2020	2019	2018
Attributable to Consolidated Assets
Rail North America	$0.3	$0.4	$0.6
Rail International	—	—	0.9
Portfolio Management	—	6.2	4.5
Rail International - railcar maintenance facility closure	—	—	3.0
Total	$0.3	$6.6	$9.0
Impairment losses recorded at Rail North America and Rail International were primarily attributable to railcars with declines in value due to excessive damage or functional obsolescence. Impairment losses recorded at Portfolio Management each year related to certain offshore marine supply vessels.

In 2018, GRE recorded $3.0 million of impairment losses associated with the closure of a railcar maintenance facility in Germany.

In the consolidated statements of comprehensive income, impairment losses related to consolidated assets were included in net (loss) gains on asset dispositions.

As of December 31, 2020 and 2019, assets held for sale were $4.8 million and $3.4 million, all of which were at Rail North America. All assets held for sale at December 31, 2020 are expected to be sold in 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $2.1 million of expense in 2018.

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2020 Pension Benefits	2019 Pension Benefits	2020 Retiree Health and Life	2019 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$475.4	$413.7	$24.6	$27.5
Service cost	8.1	6.5	0.2	0.2
Interest cost	12.3	15.2	0.5	0.9
Actuarial loss (gain)	45.2	63.7	(0.2)	(1.1)
Benefits paid	(33.4)	(24.9)	(2.2)	(2.9)
Effect of foreign exchange rate changes	1.0	1.2	—	—
Benefit obligation at end of year	$508.6	$475.4	$22.9	$24.6
Change in Fair Value of Plan Assets
Plan assets at beginning of year	432.7	369.8	—	—
Actual return on plan assets	61.4	84.6	—	—
Effect of exchange rate changes	1.2	1.3	—	—
Company contributions	3.6	1.9	2.2	2.9
Benefits paid	(33.4)	(24.9)	(2.2)	(2.9)
Plan assets at end of year	$465.5	$432.7	$—	$—
Funded Status at end of year	$(43.1)	$(42.7)	$(22.9)	$(24.6)
Amount Recognized
Other liabilities and other assets (net)	$(43.1)	$(42.7)	$(22.9)	$(24.6)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	109.9	118.5	(3.0)	(3.1)
Prior service credit	—	—	(1.0)	(1.2)
Accumulated other comprehensive loss (income)	109.9	118.5	(4.0)	(4.3)
Total recognized	$66.8	$75.8	$(26.9)	$(28.9)
After-tax amount recognized in accumulated other comprehensive loss (gain)	$82.2	$88.6	$(3.0)	$(3.2)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $481.6 million at December 31, 2020 and $450.5 million at December 31, 2019.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2020	2019
Projected benefit obligations	$380.7	$354.1
Fair value of plan assets	321.6	300.4

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2020	2019
Accumulated benefit obligations	$41.7	$37.0
Fair value of plan assets	—	—

The following table shows the components of net periodic cost (benefit) for the years ended December 31 (in millions):

	2020 Pension Benefits	2019 Pension Benefits	2018 Pension Benefits	2020 Retiree Health and Life	2019 Retiree Health and Life	2018 Retiree Health and Life
Service cost	$8.1	$6.5	$8.2	$0.2	$0.2	$0.2
Interest cost	12.3	15.2	14.7	0.5	0.9	1.0
Expected return on plan assets	(20.4)	(22.0)	(22.2)	—	—	—
Settlement expense	—	—	2.1	—	—	—
Amortization of:
Unrecognized prior service credit	—	—	—	(0.2)	(0.2)	(0.1)
Unrecognized net actuarial loss (gain)	12.7	7.9	10.0	(0.4)	(0.1)	—
Net periodic cost	$12.7	$7.6	$12.8	$0.1	$0.8	$1.1

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2020	2019
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	2.42%	3.17%
Discount rate — salaried unfunded plans	1.19% - 2.35%	2.45% - 3.12%
Discount rate — hourly funded plan	2.73%	3.35%
Cash balance interest crediting rate — salaried funded plan	3.09%	3.09%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	3.17%	4.32%
Discount rate — hourly funded plan	3.35%	4.43%
Expected return on plan assets — salaried funded plan	5.60%	6.20%
Expected return on plan assets — hourly funded plan	5.30%	6.00%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	1.20%	1.90%
Rate of pension-in-payment increases	2.90%	3.00%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	1.90%	2.60%
Expected return on plan assets	3.60%	4.00%
Rate of pension-in-payment increases	3.00%	3.20%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - combined health	1.93%	2.88%
Discount rate - combined life insurance	2.46%	3.19%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - combined health	2.85%	4.05%
Discount rate - combined life insurance	3.19%	4.32%
Rate of compensation increases	n/a	n/a

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

	2020	2019
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend assumed for next year
Medical claims - pre age 65	6.44%	6.40%
Medical claims - post age 65	5.63%	5.60%
Prescription drugs claims - pre age 65	8.78%	8.80%
Prescription drugs claims - post age 65	8.63%	8.60%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2028	2028
Prescription drugs claims	2028	2028

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2020 and 2019, and current target asset allocation for 2021, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2020	2019
Asset Category
Equity securities	53.0%	54.6%	46.6%
Debt securities	43.0%	41.4%	48.5%
Real estate	4.0%	2.9%	3.4%
Cash	—%	1.1%	1.5%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2020	2019
Asset Category
Equity securities	31.8%	33.7%	30.5%
Debt securities	65.0%	62.8%	65.1%
Real estate	3.2%	2.5%	3.2%
Cash	—%	1.0%	1.2%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2020 and 2019, and current target asset allocation for 2021, by asset category:

		Plan Assets at December 31
	Target	2020	2019
Asset Category
Equity securities	36.8%	30.7%	33.4%
Debt securities	63.2%	69.3%	66.6%
	100.0%	100.0%	100.0%

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2020	2019
Assets measured at net asset value (1):
Short-term investment collective trust fund	$4.6	$5.9
Common stock collective trust funds	223.0	181.3
Fixed income collective trust funds	226.0	232.4
Real estate collective trust funds	11.9	13.1
Total	$465.5	$432.7
_______
(1)     In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

The following is a description of the valuation techniques and inputs used as of December 31, 2020 and 2019.

Short-term investment collective trust fund

We value the short-term investment collective trust fund based on the closing net asset values ("NAV") quoted by the funds. The short-term investment fund is a highly liquid investment in obligations of the U.S. Government, or its agencies or instrumentalities, and the related money market instruments. The short-term investment fund has no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The fund seeks to provide safety of principal, daily liquidity, and a competitive yield over the long term.

Common stock collective trust funds and fixed income collective trust funds

We value common stock collective trust funds and fixed income collective trust funds based on the closing NAV prices quoted by the funds. None of the collective trust funds have unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The investment objective of each of the common stock funds is long-term total return through capital appreciation and current income. The fixed income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings. The fixed income fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the long-term domestic investment grade credit bond market.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On a timely basis, but not less than twice a year, we formally review pension plan investments to ensure we adhere to investment guidelines and our stated investment approach. Our review also evaluates the reasonableness of our investment decisions and risk positions. We compare our investments' performance to indices and peers to determine if investment performance has been acceptable.

In 2021, we expect to contribute approximately $5.7 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2021	$30.3	$3.4	$2.3
2022	29.6	3.7	2.2
2023	28.8	3.8	2.0
2024	29.9	3.8	1.8
2025	29.6	3.8	1.7
Years 2026-2030	134.6	17.5	6.7
Total	$282.8	$36.0	$16.7

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our Board of Directors determines. Contributions to our 401(k) retirement plans were $2.3 million for 2020, $2.3 million for 2019, and $2.2 million for 2018.

NOTE 13. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified stock options, stock appreciation rights, restricted stock units, performance shares, and phantom stock awards. As of December 31, 2020, 6.2 million shares were authorized under the 2012 Plan and 2.9 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $15.9 million for 2020, $19.3 million for 2019, and $19.3 million for 2018, and the related tax benefits were $4.0 million for 2020, $4.8 million for 2019, and $4.8 million for 2018.

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

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term. No stock appreciation rights were issued during 2020, 2019, and 2018.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average fair value for our stock options and the assumptions we used to estimate fair value:

	2020	2019	2018
Weighted-average estimated fair value	$22.50	$22.23	$21.87
Quarterly dividend rate	$0.48	$0.46	$0.44
Expected term of stock options, in years	4.2	4.2	4.5
Risk-free interest rate	1.3%	2.5%	2.4%
Dividend yield	2.5%	2.6%	2.5%
Expected stock price volatility	28.5%	28.9%	27.9%
Present value of dividends	$7.89	$7.29	$7.51

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2020:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,551	59.32
Granted	288	77.07
Exercised	(337)	54.69
Forfeited/Cancelled	(33)	72.28
Expired	(2)	69.24
Outstanding at end of the year	1,467	63.56
Vested and exercisable at end of the year	907	57.10

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2020, 2019, and 2018, and the weighted-average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2020:

Stock Options and Stock Appreciation Rights	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Exercised in 2018		$17.2
Exercised in 2019		4.0
Exercised in 2020		7.6

Outstanding at December 31, 2020 (a)	3.8	28.8
Vested and exercisable at December 31, 2020	2.8	23.6
_______
(a) As of December 31, 2020, 153,366 stock appreciation rights and 1,313,577 stock options were outstanding.

Total cash received from employees for exercises of stock options during the years ended December 31, 2020, 2019, and 2018 was $6.6 million, $4.4 million, and $3.7 million. As of December 31, 2020, we had $6.7 million of unrecognized compensation expense related to nonvested stock options and stock appreciation rights, which we expect to recognize over a weighted-average period of 1.7 years.

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

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2020, there was $8.3 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted-average period of 1.8 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2020:

	Number of Share Units Outstanding (in thousands)	Weighted-Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	164	$67.73
Granted	34	77.08
Vested	(56)	61.19
Forfeited	(4)	71.82
Nonvested at end of the year	138	72.59
Performance Shares:
Nonvested at beginning of the year	135	$68.23
Granted	54	80.63
Net increase due to estimated performance	4	71.71
Vested	(70)	65.16
Forfeited	(11)	70.54
Nonvested at end of the year	112	76.03

The total fair value of restricted stock units and performance shares that vested during the year was $10.2 million in 2020, $12.6 million in 2019, and $12.0 million in 2018.

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2020, we granted 26,552 units of phantom stock and there were 228,105 units outstanding as of December 31, 2020.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Income Taxes

The following table shows the components of income before income taxes, excluding affiliates, for the years ended December 31 (in millions):

	2020	2019	2018
Income before Income Taxes
Domestic	$(2.0)	$39.1	$84.5
Foreign	127.3	106.1	86.2
Total	$125.3	$145.2	$170.7

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ended December 31 (in millions):

	2020	2019	2018
Income Tax Expense
Current
Domestic:
Federal	$(3.4)	$(11.3)	$(5.6)
State and local	0.3	(1.2)	0.5
	$(3.1)	$(12.5)	$(5.1)
Foreign	11.3	19.6	17.5
Total Current	$8.2	$7.1	$12.4
Deferred
Domestic:
Federal	3.6	19.6	1.1
State and local	0.9	4.3	8.6
	$4.5	$23.9	$9.7
Foreign	24.6	9.9	8.4
Total Deferred	$29.1	$33.8	$18.1
Income taxes	$37.3	$40.9	$30.5

The following table is a reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31 (in millions):

	2020	2019	2018
Income taxes at federal statutory rate	$26.3	$30.5	$35.8
Adjust for effect of:
Foreign tax credits	—	—	(1.4)
Foreign earnings taxed at applicable statutory rates	9.8	9.8	7.8
Foreign deferred tax rate change impact	(0.7)	(2.8)	—
Corporate owned life insurance	(0.6)	(0.8)	(1.0)
State income taxes	1.2	3.8	4.7
Other	1.3	0.4	1.1
Tax Act:
Revaluation of deferred tax liabilities	—	—	9.4
Transition tax on foreign earnings and profits	—	—	(23.1)
Other	—	—	(2.8)
Total Tax Act impact	$—	$—	$(16.5)
Income taxes	$37.3	$40.9	$30.5
Effective income tax rate	29.8%	28.2%	17.9%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2020, our effective tax rate was 29.8% compared to 28.2% in 2019 and 17.9% in 2018. The 2019 effective tax rate included a net benefit of $2.8 million associated with the reduction of the corporate income tax rate in Alberta, Canada. Excluding this item, our effective tax rate was 30.1%. The 2018 effective tax rate included a net benefit of $16.5 million associated with the finalization of the accounting for the income tax effects from the adoption of the Tax Act on our operations. This amount included a net expense of $9.4 million associated with the remeasurement of our net deferred tax liability based on the filing of our 2017 income tax returns. It also included a net benefit of $23.1 million with respect to the transitional repatriation tax, based on our final determination of all applicable tax attributes associated with the undistributed earnings of our non-U.S. subsidiaries and affiliates. The 2018 effective tax rate also reflected the net benefit of $1.4 million from the utilization of foreign tax credits. Excluding the impacts of the Tax Act adjustment and foreign tax credits, our effective tax rate was 28.4% in 2018.

The adjustment for foreign earnings in each year reflected the impact of applicable statutory tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, our affiliates incurred income taxes of $33.6 million, $18.0 million, and $10.8 million respectively in 2020, 2019, and 2018. During 2020, the United Kingdom eliminated a previously announced corporate tax rate reduction which resulted in a one-time $12.3 million tax expense adjustment.

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2020	2019
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,017.8	$901.3
Right-of-use assets	93.8	103.9
Investments in affiliated companies	26.1	38.5
Lease accounting	33.4	31.6
Other	2.8	—
Total deferred tax liabilities	$1,173.9	$1,075.3
Deferred Tax Assets
Lease liability	95.9	108.6
Federal net operating loss	53.5	15.1
Alternative minimum tax credit	—	1.7
Foreign tax credit	0.8	0.8
Valuation allowance on foreign tax credit	(0.8)	(0.8)
State net operating loss	38.3	31.1
Valuation allowance on state net operating loss	(13.9)	(12.9)
Foreign net operating loss	2.1	2.2
Accruals not currently deductible for tax purposes	16.0	19.2
Allowance for losses	1.1	1.2
Pension and post-retirement benefits	16.4	16.8
Other	1.7	3.8
Total deferred tax assets	$211.1	$186.8
Net deferred tax liabilities	$962.8	$888.5

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020, we had a U.S. federal tax net operating loss carryforward of $254.9 million that can be carried forward indefinitely until the loss is fully recovered. Under the Tax Act, the utilization of net operating losses carried forward are limited to 80% of future taxable income. We also had foreign tax credits of $0.8 million that expire after 2027. We have recorded a $0.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

At December 31, 2020, we had state tax net operating losses of $38.3 million, net of federal benefits that are scheduled to expire at various times beginning in 2021. We have recorded a $13.9 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we had foreign net operating losses of $2.1 million, which have an unlimited carryforward period. Our use of future operating losses depends on a number of variables, including the amount of taxable income and state apportionment factors for state net operating loss carryforwards.

At December 31, 2020, our gross liability for unrecognized tax benefits was $1.6 million. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2020, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2017 have been closed or expired. Additionally, we currently have no open federal income tax audits, two open state income tax audits, and two open tax audits on our foreign operations.

NOTE 15. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2020, we generated approximately 28% of our total revenues from customers in the petroleum industry, 22% from the chemical industry, 21% from the transportation industry, 11% from food/agriculture industries and 10% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Poland, Germany, Austria and Mexico.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2020, 2019, and 2018. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2020, collective bargaining agreements covered approximately 35% of our employees, of which agreements covering 2% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and the Employee Shop Committee of Riviere-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

NOTE 16. Commercial Commitments

We have entered into various commercial commitments, such as guarantees, standby letters of credit, performance bonds, and guarantees related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows our commercial commitments as of December 31 (in millions):

	2020	2019
Standby letters of credit and performance bonds	$9.1	$9.3
Derivative guarantees	1.5	—
Total commercial commitments (1)	$10.6	$9.3
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at December 31, 2020 and December 31, 2019. As of December 31, 2020, our outstanding commitments expire in 2021 through 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 17. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted-average number of shares of our common stock outstanding. We weight shares issued or reacquired during the year for the portion of the year that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

The following table shows the computation of our basic and diluted net income per common share for the years ended December 31 (in millions, except per share amounts):

	2020	2019	2018
Numerator:
Net income from continuing operations	$150.2	$180.8	$190.5
Net income from discontinued operations	1.1	30.4	20.8
Net income	$151.3	$211.2	$211.3

Denominator:
Weighted-average shares outstanding - basic	35.0	35.7	37.6
Effect of dilutive securities:
Equity compensation plans	0.4	0.7	0.7
Weighted-average shares outstanding - diluted	35.4	36.4	38.3

Basic earnings per share from continuing operations	$4.30	$5.07	$5.07
Basic earnings per share from discontinued operations	0.03	0.85	0.55
Basic earnings per share from consolidated operations	$4.33	$5.92	$5.62

Diluted earnings per share from continuing operations	$4.24	$4.97	$4.98
Diluted earnings per share from discontinued operations	0.03	0.84	0.54
Diluted earnings per share from consolidated operations	$4.27	$5.81	$5.52

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Goodwill

Our goodwill was $143.7 million as of December 31, 2020 and $81.5 million as of December 31, 2019. In the fourth quarter of 2020, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. The following table summarizes the components of goodwill for the years ended December 31 (in millions):

	2020	2019
Rail North America	$23.8	$23.8
Rail International	62.9	57.7
Other	57.0	—
Ending balance	$143.7	$81.5

We acquired Trifleet in December 2020. See "Note 5. Business Combinations" for additional information. A preliminary valuation of the acquired net assets of Trifleet resulted in the allocation of $57.0 million to goodwill. We expect to finalize the valuation of the acquired net assets of Trifleet, including the related goodwill, within the one-year measurement period from the date of acquisition.

Other than the goodwill acquired as part of the Trifleet acquisition, changes in the carrying amount of our goodwill for 2020 resulted from fluctuations in foreign currency exchange rates.

NOTE 19. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2020	2019
Beginning balance	$6.2	$6.4
Provision for losses	0.7	0.5
Charges to allowance	(0.9)	(0.6)
Recoveries and other, including foreign exchange adjustments	0.5	(0.1)
Ending balance	$6.5	$6.2

NOTE 20. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2020	2019
Inventory	$64.3	$59.4
Office furniture, fixtures and other equipment, net of accumulated depreciation	32.2	34.4
Prepaid items	18.9	21.5
Prepaid pension	16.0	11.0
Derivatives	6.4	8.5
Assets held for sale	4.8	3.4
Deferred financing costs	3.0	2.6
Other	84.7	80.2
Total other assets	$230.3	$221.0

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2020	2019
Accrued pension and other post-retirement benefits	$82.0	$78.3
Environmental accruals	10.6	14.4
Derivatives	—	13.6
Other	43.0	32.8
Total other liabilities	$135.6	$139.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Shareholders’ Equity

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During 2020, we did not repurchase any shares of common stock. In 2019, we purchased 2.0 million shares of common stock for $150.0 million. In 2018, we purchased 1.5 million shares of common stock for $115.5 million. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2020, 67.8 million shares were issued and 35.0 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2020 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.1
GATX Corporation 2012 Incentive Award Plan	6.2
Total	8.3

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2020 or December 31, 2019.

NOTE 22. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2017	$(10.5)	$(15.5)	$(83.6)	$(109.6)
Change in component	(47.5)	12.9	2.1	(32.5)
Reclassification adjustments into earnings (1)	—	(7.4)	9.9	2.5
Income tax effect	—	(1.0)	(4.6)	(5.6)
Reclassification adjustments into retained earnings (2)	—	(3.0)	(16.4)	(19.4)
Balance at December 31, 2018	(58.0)	(14.0)	(92.6)	(164.6)
Change in component	(10.1)	17.4	1.5	8.8
Reclassification adjustments into earnings (1)	—	(11.8)	7.6	(4.2)
Income tax effect	—	(1.7)	(1.9)	(3.6)
Balance at December 31, 2019	(68.1)	(10.1)	(85.4)	(163.6)
Change in component	24.4	(20.4)	(3.8)	0.2
Reclassification adjustments into earnings (1)	—	14.9	12.1	27.0
Income tax effect	—	1.0	(2.1)	(1.1)
Balance at December 31, 2020	$(43.7)	$(14.6)	$(79.2)	$(137.5)
________
(1) See "Note 10. Fair Value Disclosure" and "Note 12. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.
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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 23. Foreign Operations

For the years ended December 31, 2020, 2019, and 2018, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2020 and 2019, we did not have more than 10% of our identifiable assets in any one foreign country.

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2020	2019	2018
Revenues From Continuing Operations
Foreign	$374.9	$331.1	$333.5
United States	834.3	871.0	841.6
Total	$1,209.2	$1,202.1	$1,175.1

Identifiable Assets From Continuing Operations
Foreign	$3,438.6	$2,624.5	$2,470.9
United States	5,499.0	5,369.5	4,848.0
Total	$8,937.6	$7,994.0	$7,318.9

NOTE 24. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

Viareggio Derailment

In June 2009, tank cars owned by GATX Rail Austria GmbH and its subsidiaries (collectively, “GRA”) and leased to a subsidiary of the Italian state-owned railway (the "Italian Railway") were involved in a train derailment in Viareggio, Italy, resulting in personal injuries, deaths, and property damage. Claimants filed numerous civil claims, and Italian prosecutors brought criminal charges against GRA, various Italian Railway companies, and certain of their current or former employees. The insurers for the Italian Railway and GRA have fully settled and resolved most of the civil claims. In January 2017, an Italian trial court in Lucca, Italy found the defendants guilty of negligence-based crimes related to the accident. The court imposed a fine of 1.4 million euros against GRA and prison sentences against its employees. GRA appealed the trial court's ruling to the Court of Appeals in Florence, and on June 20, 2019, the appellate court affirmed the judgments, with minor reductions in fines and penalties. GRA and the employees appealed to the Supreme Court in Rome, Italy, which heard the parties' oral arguments in December 2020. On January 8, 2021, the Italian Supreme Court reversed the finding of criminal liability against GRA and dismissed all criminal charges, fines and penalties. The Supreme Court also dismissed certain criminal charges against the employees, but affirmed guilty verdicts for the crime of a rail disaster. The Supreme Court ordered the case remanded to the Appellate Court in Florence for proceedings to assess criminal penalties against the employees and to consider the remaining civil claims that survived the dismissal. GRA will continue to incur expenses for certain civil claims and legal defense and related costs in connection with the remanded proceeding, although these expenses and costs are not expected to be material.

Other Litigation

GATX and its subsidiaries have been named as defendants in various other legal actions and claims, governmental proceedings, and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims, and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages. Several of our subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory, or premises liability. In addition, demand has been made against GATX for asbestos-related claims under limited indemnities given in connection with the sale of certain of our former subsidiaries.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation Accruals

We have recorded accruals totaling $5.4 million at December 31, 2020 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 13 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2020, we have recorded accruals of $10.6 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for ASC as a fourth segment.

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 27. Discontinued Operations" for additional information.

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet), the fourth largest tank container lessor in the world. Financial results for this business will be reported in the Other segment. See "Note 5. Business Combinations" for additional information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show certain segment data for the years ended December 31, 2020, 2019, and 2018 (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2020 Profitability
Revenues
Lease revenue	$838.3	$248.4	$0.8	$—	$1,087.5
Marine operating revenue	—	—	15.6	—	15.6
Other revenue	95.8	9.7	0.6	—	106.1
Total Revenues	934.1	258.1	17.0	—	1,209.2
Expenses
Maintenance expense	264.7	50.8	—	—	315.5
Marine operating expense	—	—	19.7	—	19.7
Depreciation expense	258.6	66.6	5.3	—	330.5
Operating lease expense	49.3	—	—	—	49.3
Other operating expense	27.3	7.5	0.5	—	35.3
Total Expenses	599.9	124.9	25.5	—	750.3
Other Income (Expense)
Net gain on asset dispositions	38.3	1.2	2.2	—	41.7
Interest (expense) income, net	(139.9)	(45.9)	(12.2)	7.7	(190.3)
Other expense	(4.9)	(5.0)	—	(3.1)	(13.0)
Share of affiliates' (loss) pre-tax income	(0.1)	—	95.9	—	95.8
Segment profit	$227.6	$83.5	$77.4	$4.6	393.1
Less:
Selling, general and administrative expense					172.0
Income taxes (includes $33.6 related to affiliates' earnings)					70.9
Net income from continuing operations					$150.2
Net income from discontinued operations, net of taxes					1.1
Net income					$151.3

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$38.8	$0.5	$0.1	$—	$39.4
Residual sharing income	0.4	—	2.1	—	2.5
Non-remarketing net (losses) gains (1)	(0.6)	0.7	—	—	0.1
Asset impairments	(0.3)	—	—	—	(0.3)
	$38.3	$1.2	$2.2	$—	$41.7

Capital Expenditures
Portfolio investments and capital additions	$642.0	$216.0	$0.5	$205.5	$1,064.0

Selected Balance Sheet Data
Investments in affiliated companies	$—	$—	$584.7	$—	$584.7
Identifiable assets from continuing operations	$5,944.4	$1,851.8	$706.1	$435.3	$8,937.6
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2019 Profitability
Revenues
Lease revenue	$868.3	$219.2	$1.0	$—	$1,088.5
Marine operating revenue	—	—	8.2	—	8.2
Other revenue	96.2	8.5	0.7	—	105.4
Total Revenues	964.5	227.7	9.9	—	1,202.1
Expenses
Maintenance expense	267.9	46.5	—	—	314.4
Marine operating expense	—	—	18.9	—	18.9
Depreciation expense	256.9	57.8	6.6	—	321.3
Operating lease expense	54.4	—	—	—	54.4
Other operating expense	23.9	6.8	0.6	—	31.3
Total Expenses	603.1	111.1	26.1	—	740.3
Other Income (Expense)
Net gain (loss) on asset dispositions	54.6	1.7	(4.7)	—	51.6
Interest (expense) income, net	(134.5)	(40.6)	(11.2)	5.8	(180.5)
Other (expense) income	(5.3)	1.2	—	(3.2)	(7.3)
Share of affiliates' pre-tax income	—	—	94.5	—	94.5
Segment profit	$276.2	$78.9	$62.4	$2.6	420.1
Less:
Selling, general and administrative expense					180.4
Income taxes (includes $18.0 related to affiliates' earnings)					58.9
Net income from continuing operations					$180.8
Net income from discontinued operations, net of taxes					30.4
Net income					$211.2

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$58.5	$0.1	$—	$—	$58.6
Residual sharing income	0.4	—	1.5	—	1.9
Non-remarketing net (losses) gains (1)	(3.9)	1.6	—	—	(2.3)
Asset impairments	(0.4)	—	(6.2)	—	(6.6)
	$54.6	$1.7	$(4.7)	$—	$51.6

Capital Expenditures
Portfolio investments and capital additions	$502.2	$215.7	$—	$4.9	$722.8

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$512.4	$—	$512.6
Identifiable assets from continuing operations	$5,646.7	$1,486.7	$653.7	$206.9	$7,994.0
Identifiable assets from discontinued operations	$—	$—	$—	$—	$291.1
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2018 Profitability
Revenues
Lease revenue	$873.4	$209.3	$1.0	$—	$1,083.7
Marine operating revenue	—	—	14.3	—	14.3
Other revenue	68.1	8.2	0.8	—	77.1
Total Revenues	941.5	217.5	16.1	—	1,175.1
Expenses
Maintenance expense	254.7	44.5	—	—	299.2
Marine operating expense	—	—	16.8	—	16.8
Depreciation expense	248.5	55.5	7.3	—	311.3
Operating lease expense	49.6	—	—	—	49.6
Other operating expense	27.3	5.8	—	—	33.1
Total Expenses	580.1	105.8	24.1	—	710.0
Other Income (Expense)
Net gain (loss) on asset dispositions	76.3	(0.2)	(3.4)	—	72.7
Interest (expense) income, net	(125.2)	(35.9)	(10.4)	8.6	(162.9)
Other expense	(5.2)	(7.0)	—	(9.5)	(21.7)
Share of affiliates' pre-tax income	0.6	—	60.5	—	61.1
Segment profit (loss)	$307.9	$68.6	$38.7	$(0.9)	414.3
Less:
Selling, general and administrative expense					182.5
Income taxes (includes $10.8 related to affiliates' earnings)					41.3
Net income from continuing operations					$190.5
Net income from discontinued operations, net of taxes					20.8
Net income					$211.3

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$64.7	$—	$—	$—	$64.7
Residual sharing income	1.4	—	1.1	—	2.5
Non-remarketing net gains (1)	10.8	3.7	—	—	14.5
Asset impairments	(0.6)	(3.9)	(4.5)	—	(9.0)
	$76.3	$(0.2)	$(3.4)	$—	$72.7

Capital Expenditures
Portfolio investments and capital additions	$737.4	$152.7	$14.1	$23.4	$927.6

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$464.3	$—	$464.5
Identifiable assets from continuing operations	$5,236.6	$1,363.2	$606.8	$112.3	$7,318.9
Identifiable assets from discontinued operations	$—	$—	$—	$—	$297.8
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 26. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter	Total
	In millions, except per share data
2020
Total revenues from continuing operations	$299.4	$300.5	$304.4	$304.9	$1,209.2

Net income from continuing operations	$47.2	$37.0	$48.2	$17.8	$150.2
Net (loss) income from discontinued operations	(0.9)	2.3	(0.3)	—	1.1
Net income from consolidated operations	$46.3	$39.3	$47.9	$17.8	$151.3

Share Data (1)
Basic earnings per share from continuing operations	$1.35	$1.06	$1.38	$0.51	$4.30
Basic earnings per share from discontinued operations	(0.02)	0.06	(0.01)	—	0.03
Basic earnings per share from consolidated operations	$1.33	$1.12	$1.37	$0.51	$4.33

Diluted earnings per share from continuing operations	$1.33	$1.05	$1.36	$0.50	$4.24
Diluted earnings per share from discontinued operations	(0.02)	0.06	(0.01)	—	0.03
Diluted earnings per share from consolidated operations	$1.31	$1.11	$1.35	$0.50	$4.27

2019
Total revenues from continuing operations	$305.3	$297.5	$298.8	$300.5	$1,202.1

Net income from continuing operations	$41.2	$60.3	$37.2	$42.1	$180.8
Net income from discontinued operations	0.3	7.7	7.9	14.5	30.4
Net income from consolidated operations	$41.5	$68.0	$45.1	$56.6	$211.2

Share Data (1)
Basic earnings per share from continuing operations	$1.13	$1.68	$1.05	$1.21	$5.07
Basic earnings per share from discontinued operations	0.01	0.21	0.23	0.41	0.85
Basic earnings per share from consolidated operations	$1.14	$1.89	$1.28	$1.62	$5.92

Diluted earnings per share from continuing operations	$1.11	$1.65	$1.03	$1.18	$4.97
Diluted earnings per share from discontinued operations	0.01	0.21	0.22	0.41	0.84
Diluted earnings per share from consolidated operations	$1.12	$1.86	$1.25	$1.59	$5.81
_______
(1) Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted-average common shares and common stock equivalents outstanding.
(2) In the second quarter of 2019, net income included a $2.8 million deferred income tax adjustment due to a reduction of the corporate income tax rate enacted in Alberta, Canada.
(3) In the third quarter of 2020, net income included a $12.3 million deferred income tax adjustment due to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 27. Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business for estimated proceeds of $258.3 million in cash, of which $1.1 million was held in escrow as of December 31, 2020 to satisfy potential indemnification claims for one year after the sale date.

Accordingly, the results of operations from our ASC business and gain on sale of ASC are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the years ended December 31, 2020, 2019, and 2018. The related assets and liabilities are classified as assets and liabilities of discontinued operations as of December 31, 2020 and 2019 in the accompanying balance sheets. We recognized a net gain of $3.6 million, net of taxes, during the second quarter of 2020 in connection with this sale. In the third quarter of 2020, we recognized a net loss of $0.3 million, net of taxes. The net loss on sale recognized in the third quarter was attributable to final post-closing adjustments and expenses related to the sale.

Results of discontinued operations reflect directly attributable revenues, operating and ownership expenses, and income taxes. Results also reflect intercompany allocations for interest. Interest expense was $2.0 million, $6.1 million, and $5.7 million for the years ended December 31, 2020, 2019, and 2018. Interest was allocated consistent with GATX's risk-adjusted approach for continuing operations.

The following table shows the financial results of our discontinued operations for the years ended December 31 (in millions):

	2020	2019	2018
Revenues	$27.2	$191.7	$185.8
Expenses
Operating expense	22.5	138.8	136.7
Depreciation expense	1.7	10.6	10.6
Selling, general and administrative expense	2.8	8.2	8.6
Total Expenses	27.0	157.6	155.9
Other (expense) income	(3.0)	3.8	(5.5)
(Loss) Income from Discontinued Operations Before Taxes	(2.8)	37.9	24.4
Income tax benefit (expense)	0.6	(7.5)	(3.6)
Net (Loss) Income from Discontinued Operations, Net of Taxes	$(2.2)	$30.4	$20.8
Gain on Sale of Discontinued Operations, Net of Taxes	3.3	—	—
Total Discontinued Operations, Net of Taxes	$1.1	$30.4	$20.8

The following table shows the assets and liabilities of the discontinued business as of December 31 (in millions):

	2020	2019
Assets of Discontinued Operations:
Rent and other receivables	$—	$21.2
Operating assets and facilities, net	—	249.9
Other	—	20.0
Total Assets of Discontinued Operations	$—	$291.1

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	—	29.7
Deferred income taxes	—	35.8
Other	—	4.0
Total Liabilities of Discontinued Operations	$—	$69.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows cash flow information for our discontinued operations for the years ending December 31 (in millions):

	2020	2019	2018
Net Cash Used in (Provided By) Operating Activities	$(8.5)	$36.8	$23.3
Net Cash Provided By (Used In) Investing Activities (1)	240.9	8.1	(15.8)
Net Cash Provided By (Used In) Financing Activities	21.8	(45.0)	(7.5)
Cash Provided By Discontinued Operations, Net	$254.2	$(0.1)	$—
________
(1)     Net cash provided by investing activities for the year ended December 31, 2020 included proceeds from the sale of ASC of $257.2 million.

NOTE 28. Subsequent Events

Subsequent to December 31, 2020, we invested approximately $120 million at Portfolio Management for the acquisition of Rolls-Royce aircraft spare engines that are on long-term leases to strong airline customers. The investment was funded with proceeds from a draw on our delayed draw term loan in January 2021. RRPF will continue to invest at the joint venture level while also managing these direct investments for GATX. The assets acquired, and the related leasing activities and financial results, will be reported in the Portfolio Management segment.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control over Financial Reporting

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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
February 18, 2021

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", and "Audit Committee Report" in our definitive Proxy Statement to be filed on or about March 12, 2021, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed on or about March 12, 2021, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 12, 2021, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 12, 2021, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed on or about March 12, 2021, which sections are incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements
2.    Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.

Under Rule 3-09 of Regulation S-X, we are required to file separate unaudited consolidated financial statements of Alpha Partners Leasing Limited, the foreign entities of the RRPF affiliates, for the year ended December 31, 2020. We expect to file those financial statements by amendment to our annual report on Form 10-K/A on or before March 31, 2021.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019, and 2018, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX’s Form 8-K dated October 31, 2013, file number 1-2328.
3.2
Amended and Restated By-Laws of GATX Corporation, as amended and restated on April 20, 2020, are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated April 21, 2020, file number 1-2328.

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

4.3	Description of the Registrant's Securities is incorporated herein by reference to Exhibit 4.3 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, file number 1-2328.
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

i.
Amendment No. 1 to the Five Year Credit Agreement dated as of November 24, 2020, among GATX Corporation, as borrower, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX's Form 8-K dated November 30, 2020, file number 1-2328.

10.2
Delayed Draw Term Loan Agreement dated as of December 14, 2020 among GATX Corporation, as borrower, the Initial Lenders therein, as initial lenders, Bank of America, N.A., as administrative agent, and BOFA Securities, Inc., as sole lead arranger and sole book manager, is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated December 18, 2020, file number 1-2328.

10.3
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated November 3, 2014 is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, file number 1-2328 (Note: Portions of this document have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K).

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
Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010, is incorporated by reference to Exhibit 10.7(ii) to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, file number 1-2328.*

10.6
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.7
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.8
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.9
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.10
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons and Deborah A. Golden is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.11
Form of Agreement for Employment Following a Change of Control between GATX Corporation and James M. Conniff (dated as of February 1, 2015) and Thomas A. Ellman (dated as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.12
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Jennifer McManus (dated as of October 30, 2020), Paul F. Titterton (dated as of January 1, 2014), Jennifer Van Aken (dated as of October 30, 2020), Jeffery R. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.13
Form of Agreement for Employment Following a Change of Control between GATX Corporation and N. Gokce Tezel (dated as of March 1, 2018) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.14
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated February 24, 2009, file number 1-2328.

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

10.25
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
February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 18, 2021

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 18, 2021

/s/ JENNIFER M. MCMANUS	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Jennifer M. McManus
February 18, 2021

Diane M. Aigotti*	Director
Anne L. Arvia*	Director
Ernst A. Häberli*	Director
James B. Ream*	Director
Adam L. Stanley*	Director
David S. Sutherland*	Director
Stephen R. Wilson*	Director
Paul G. Yovovich*	Director

* By: /s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 18, 2021