Form 10-Q
period 2021-03-31
GATX CORP
filed 2021-04-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

There were 35.4 million common shares outstanding at March 31, 2021.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2021

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

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2020, and in our other filings with the Securities and Exchange Commission ("SEC"). The following factors, in addition to those discussed under "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2020 could cause actual results to differ materially from our current expectations expressed in forward looking statements:

•the duration and effects of the global COVID-19 pandemic, including adverse impacts on our business, personnel, operations, commercial activity, supply chain, the demand for our transportation assets, the value of our assets, our liquidity, and macroeconomic conditions
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our transportation assets
•inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•a significant decline in customer demand for our transportation assets or services, including as a result of:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2021	2020
Assets
Cash and Cash Equivalents	$958.9	$292.2
Restricted Cash	0.2	0.4
Receivables
Rent and other receivables	81.8	74.7
Finance leases (as lessor)	73.3	74.0
Less: allowance for losses	(6.4)	(6.5)
	148.7	142.2

Operating Assets and Facilities	10,835.0	10,484.0
Less: allowance for depreciation	(3,311.8)	(3,313.3)
	7,523.2	7,170.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	326.5	335.9
Finance leases, net of accumulated depreciation	—	37.5
	326.5	373.4

Investments in Affiliated Companies	592.2	584.7
Goodwill	139.0	143.7
Other Assets	226.6	230.3
Total Assets	$9,915.3	$8,937.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$143.6	$147.3
Debt
Commercial paper and borrowings under bank credit facilities	19.6	23.6
Recourse	6,374.6	5,329.0
	6,394.2	5,352.6
Lease Obligations (as lessee)
Operating leases	328.0	348.6
Finance leases	—	33.3
	328.0	381.9

Deferred Income Taxes	960.4	962.8
Other Liabilities	129.1	135.6
Total Liabilities	7,955.3	6,980.2
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,089,687 and 67,751,074 Outstanding shares — 35,385,930 and 35,047,317	42.1	41.9
Additional paid in capital	753.1	735.4
Retained earnings	2,700.3	2,682.1
Accumulated other comprehensive loss	(171.0)	(137.5)
Treasury stock at cost (32,703,757 and 32,703,757 shares)	(1,364.5)	(1,364.5)
Total Shareholders’ Equity	1,960.0	1,957.4
Total Liabilities and Shareholders’ Equity	$9,915.3	$8,937.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2021	2020
Revenues
Lease revenue	$280.6	$270.7
Marine operating revenue	3.6	3.3
Other revenue	21.6	25.4
Total Revenues	305.8	299.4
Expenses
Maintenance expense	74.3	85.8
Marine operating expense	4.6	4.1
Depreciation expense	88.6	80.4
Operating lease expense	10.9	13.3
Other operating expense	10.2	8.5
Selling, general and administrative expense	47.1	40.4
Total Expenses	235.7	232.5
Other Income (Expense)
Net gain on asset dispositions	22.5	27.4
Interest expense, net	(53.6)	(45.5)
Other expense	(1.3)	(8.0)
Income before Income Taxes and Share of Affiliates’ Earnings	37.7	40.8
Income taxes	(8.4)	(13.1)
Share of affiliates’ earnings, net of taxes	7.2	19.5
Net Income from Continuing Operations	36.5	47.2
Income from Discontinued Operations, Net of Taxes	—	(0.9)
Net Income	$36.5	$46.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(36.6)	(39.6)
Unrealized gain (loss) on derivative instruments	0.6	(0.7)
Post-retirement benefit plans	2.5	2.2
Other comprehensive loss	(33.5)	(38.1)
Comprehensive Income	$3.0	$8.2

Share Data
Basic earnings per share from continuing operations	$1.04	$1.35
Basic earnings per share from discontinued operations	—	(0.02)
Basic earnings per share from consolidated operations	$1.04	$1.33
Average number of common shares	35.2	34.9

Diluted earnings per share from continuing operations	$1.02	$1.33
Diluted earnings per share from discontinued operations	—	(0.02)
Diluted earnings per share from consolidated operations	$1.02	$1.31
Average number of common shares and common share equivalents	35.9	35.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2021	2020
Operating Activities
Net income	$36.5	$46.3
Income from discontinued operations, net of taxes	—	(0.9)
Net income from continuing operations	36.5	47.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	92.0	83.2
Net gains on sales of assets	(21.8)	(26.8)
Deferred income taxes	2.5	5.0
Share of affiliates’ earnings, net of dividends	(7.2)	(19.5)
Changes in working capital items	(25.6)	(34.7)
Net cash provided by operating activities of continuing operations	76.4	54.4
Investing Activities
Portfolio investments and capital additions	(509.5)	(181.0)
Portfolio proceeds	47.0	63.6
Proceeds from sales of other assets	15.3	6.7
Other	0.4	0.3
Net cash used in investing activities of continuing operations	(446.8)	(110.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,074.1	861.2
Repayments of debt (original maturities longer than 90 days)	—	(350.0)
Net decrease (increase) in debt with original maturities of 90 days or less	(3.2)	9.5
Dividends	(19.7)	(19.0)
Purchases of assets previously leased	(33.3)	(7.9)
Other	20.8	(15.4)
Net cash provided by financing activities of continuing operations	1,038.7	478.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	(2.8)
Net cash used in operating activities from discontinued operations	—	(1.4)
Net cash used in investing activities from discontinued operations	—	(13.7)
Net cash provided by financing activities from discontinued operations	—	15.2
Cash provided by discontinued operations, net	—	0.1
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	666.5	419.7
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	292.6	151.0
Cash, Cash Equivalents, and Restricted Cash at end of the period	$959.1	$570.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended March 31
	2021		2020
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	67.8	$41.9	67.5	$41.8
Issuance of common stock	0.3	0.2	0.1	—
Balance at end of the period	68.1	42.1	67.6	41.8
Treasury Stock
Balance at beginning of the period	(32.7)	(1,364.5)	(32.7)	(1,364.5)
Stock repurchases	—	—	—	—
Balance at end of the period	(32.7)	(1,364.5)	(32.7)	(1,364.5)
Additional Paid In Capital
Balance at beginning of the period		735.4		720.1
Share-based compensation effects		17.7		5.3
Balance at end of the period		753.1		725.4
Retained Earnings
Balance at beginning of the period		2,682.1		2,601.3
Net income		36.5		46.3
Dividends declared ($0.50 and $0.48 per share)		(18.3)		(17.6)
Balance at end of the period		2,700.3		2,630.0
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(137.5)		(163.6)
Other comprehensive loss		(33.5)		(38.1)
Balance at end of the period		(171.0)		(201.7)
Total Shareholders’ Equity		$1,960.0		$1,831.0

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

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GATX Engine Leasing ("GEL"). During the first quarter of 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates” or "RRPF"). Financial results for this business are reported in the Portfolio Management segment.

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world. Financial results for this business are reported in the Other segment. See "Note 3. Business Combinations" for additional information.

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" of this Form 10-Q for additional information.

NOTE 2. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the 2021 presentation, including the separate presentation and reporting of discontinued operations.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2021. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
	We adopted the new guidance in the first quarter of 2021.	The application of this guidance did not impact our financial statements and had an immaterial impact on related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
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

NOTE 3. Business Combinations

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

We initially allocated $146.2 million and $57.0 million to tangible net assets and goodwill in the preliminary purchase accounting for the acquisition. The initial allocation of the purchase price is incomplete with respect to certain assets and liabilities acquired. The purchase price allocation will be finalized during the measurement period, which will not exceed 12 months from the acquisition date. The acquisition was not significant in relation to our financial results and, therefore, pro-forma financial information has not been presented.

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

Operating Lease Revenue

We lease railcars, tank containers, aircraft spare engines, and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 5. Leases".

Finance Lease Revenue

In certain cases, we lease railcars, tank containers, and other operating assets that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the interest method, which produces a constant

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

yield over the lease term. Initial unearned income is the amount by which the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset. See "Note 5. Leases".

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

NOTE 5. Leases

GATX as Lessor

We lease railcars, tank containers, aircraft spare engines, and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. In accordance with applicable guidance, we do not separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars and tank containers that, at commencement, are classified as finance leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

The following table shows the components of our lease income (in millions):

	Three Months Ended March 31
	2021	2020
Operating lease income:
Fixed lease income	$262.1	$254.1
Variable lease income	16.8	14.8
Total operating lease income	$278.9	$268.9
Finance lease income	1.7	1.8
Total lease income	$280.6	$270.7

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $16.8 million and $22.7 million for three months ended March 31, 2021 and 2020.
NOTE 6. Investments in Affiliated Companies

Our affiliate investments primarily include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines.

In accordance with Regulation S-X, we must assess if any of our investments in affiliated companies is a “significant subsidiary”. Although we determined that Alpha Partners Leasing Limited, which is part of the RRPF affiliates, did not trigger any of the significance tests as of March 31, 2021, we determined that at least one of the significance tests was triggered as of March 31, 2020. As a result, and in accordance with Rule 10-01(b) of Regulation S-X, the following table shows summarized unaudited financial information for Alpha Partners Leasing Limited (in millions):

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31
	2021	2020
Total revenue	$93.8	$104.0
Total expenses	(87.3)	(86.4)
Other income, including net gains on sales of assets	9.0	22.3
Net income	12.6	32.3

NOTE 7. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2021 and December 31, 2020.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had five instruments outstanding with an aggregate notional amount of $300.0 million as of March 31, 2021 with maturities ranging from 2021 to 2022 and five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2020 with maturities ranging from 2021 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had eleven instruments outstanding with an aggregate notional amount of $135.1 million as of March 31, 2021 that mature in 2021 and one instrument outstanding with an aggregate notional amount of $105.7 million as of December 31, 2020 that matures in 2021. Within the next 12 months, we expect to reclassify $1.8 million ($1.3 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. We had no derivative instruments with credit risk related contingent features that were in a liability position as of March 31, 2021. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$4.6	$—	$4.6	$—
Foreign exchange contracts (1)	Other assets	4.8	—	4.8	—
Foreign exchange contracts (2)	Other assets	2.6	—	2.6	—
Total derivative assets		$12.0	$—	$12.0	$—

	Balance Sheet Location	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$5.6	$—	$5.6	$—
Foreign exchange contracts (1)	Other assets	0.4	—	0.4	—
Foreign exchange contracts (2)	Other assets	0.4	—	0.4	—
Total derivative assets		$6.4	$—	$6.4	$—
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2021 and December 31, 2020, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2021 and December 31, 2020 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Recourse debt	$(302.9)	$(303.6)	$4.6	$5.6

The following tables show the impacts of our derivative instruments on our statement of comprehensive income for the three months ended March 31, 2021 and 2020 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31			Three Months Ended March 31
Derivative Designation	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$(0.1)	Interest expense	$0.6	$0.4
Foreign exchange contracts	(4.8)	(3.8)	Other (income) expense	(4.7)	(5.3)
Total	$(4.8)	$(3.9)	Total	$(4.1)	$(4.9)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the three months ended March 31, 2021 and 2020 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31		Three Months Ended March 31
	2021		2020
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(53.6)	$(1.3)	$(45.5)	$(8.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	1.3	—	(6.9)	—
Derivatives designated as hedging instruments	(1.3)	—	6.9	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.6)	—	(0.4)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	4.7	—	5.3
Gain (loss) on non-designated derivative contracts	—	2.0	—	6.9
_(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$5,724.1	$6,111.4	$5,056.3	$5,696.9
Recourse floating rate debt	683.9	684.2	299.9	300.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended March 31, 2021 and 2020 (in millions):

	2021 Pension Benefits	2020 Pension Benefits	2021 Retiree Health and Life	2020 Retiree Health and Life
Service cost	$2.2	$2.0	$—	$—
Interest cost	2.0	3.1	0.1	0.1
Expected return on plan assets	(4.7)	(5.1)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss (gain)	3.4	3.1	(0.1)	—
Net periodic cost	$2.9	$3.1	$—	$0.1
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

NOTE 9. Share-Based Compensation

During the three months ended March 31, 2021, we granted 276,600 non-qualified employee stock options, 34,020 restricted stock units, 54,650 performance shares, and 4,696 phantom stock units. For the three months ended March 31, 2021, total share-based compensation expense was $6.0 million, and the related tax benefits were $1.5 million. For the three months ended March 31, 2020, total share-based compensation expense was $2.2 million, and the related tax benefits were $0.5 million.

The estimated fair value of our 2021 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2021
Weighted-average estimated fair value	$29.56
Quarterly dividend rate	$0.50
Expected term of stock options, in years	4.3
Risk-free interest rate	0.3%
Dividend yield	2.2%
Expected stock price volatility	34.4%
Present value of dividends	$8.61

NOTE 10. Income Taxes

The following table shows our effective income tax rate for continuing operations for the three months ended March 31:

	2021	2020
Effective income tax rate for continuing operations	22.2%	32.2%

The difference in the effective rate for the current year compared to the prior year is primarily due to incremental benefits associated with share-based compensation in the current year, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the interest expense limitation threshold and net operating loss carryback period and utilization limitation, the acceleration of payments for alternative minimum tax credit refunds, and the deferral of employer payroll tax payments. The CARES Act did not have a material impact on our effective tax rate.

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

The following table shows our commercial commitments (in millions):

	March 31 2021	December 31 2020
Standby letters of credit and performance bonds	$9.0	$9.1
Derivative guarantees	1.0	1.5
Total commercial commitments (1)	$10.0	$10.6
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at March 31, 2021 and December 31, 2020. As of March 31, 2021, our outstanding commitments expire in 2021 through 2023. We are not aware of any event that would require us to satisfy any of our commitments.

We are parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated. We also guarantee payment by an affiliate for final settlement of certain derivatives if they are in a liability position at expiration. The amount of the payment is ultimately determined by the value of the derivative upon final settlement.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2021	2020
Numerator:
Net income from continuing operations	$36.5	$47.2
Net loss from discontinued operations	—	(0.9)
Net income	$36.5	$46.3

Denominator:
Weighted-average shares outstanding - basic	35.2	34.9
Effect of dilutive securities:
Equity compensation plans	0.7	0.5
Weighted-average shares outstanding - diluted	35.9	35.4

Basic earnings per share from continuing operations	$1.04	$1.35
Basic earnings per share from discontinued operations	—	(0.02)
Basic earnings per share from consolidated operations	$1.04	$1.33

Diluted earnings per share from continuing operations	$1.02	$1.33
Diluted earnings per share from discontinued operations	—	(0.02)
Diluted earnings per share from consolidated operations	$1.02	$1.31

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2020	$(43.7)	$(14.6)	$(79.2)	$(137.5)
Change in component	(36.6)	4.8	—	(31.8)
Reclassification adjustments into earnings (1)	—	(4.1)	3.3	(0.8)
Income tax effect	—	(0.1)	(0.8)	(0.9)
Balance at March 31, 2021	$(80.3)	$(14.0)	$(76.7)	$(171.0)
________
(1)     See "Note 7. Fair Value Disclosure" and "Note 8. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 14. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to the notes included with our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GEL. During the first quarter of 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. Financial results for this business are reported in the Portfolio Management segment.

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world. Financial results for this business are reported in the Other segment. See "Note 3. Business Combinations" for additional information.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, direct ownership of aircraft spare engines that we lease, as well as five liquefied gas carrying vessels (the "Specialized Gas Vessels") and assorted other marine assets.

Other includes Trifleet operations, as well as selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2021
Revenues
Lease revenue	$206.8	$66.9	$3.3	$3.6	$280.6
Marine operating revenue	—	—	3.6	—	3.6
Other revenue	17.8	2.5	0.2	1.1	21.6
Total Revenues	224.6	69.4	7.1	4.7	305.8
Expenses
Maintenance expense	58.4	15.4	—	0.5	74.3
Marine operating expense	—	—	4.6	—	4.6
Depreciation expense	65.7	18.3	2.7	1.9	88.6
Operating lease expense	10.9	—	—	—	10.9
Other operating expense	7.6	2.0	0.2	0.4	10.2
Total Expenses	142.6	35.7	7.5	2.8	188.6
Other Income (Expense)
Net gain on asset dispositions	21.5	0.3	0.6	0.1	22.5
Interest expense, net	(37.0)	(12.2)	(3.1)	(1.3)	(53.6)
Other expense	(0.8)	—	—	(0.5)	(1.3)
Share of affiliates' pre-tax income	—	—	9.0	—	9.0
Segment profit	$65.7	$21.8	$6.1	$0.2	$93.8
Less:
Selling, general and administrative expense					47.1
Income taxes (includes $1.8 related to affiliates' earnings)					10.2
Net income					$36.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$16.3	$—	$—	$—	$16.3
Residual sharing income	0.1	—	0.6	—	0.7
Non-remarketing net gains (1)	5.1	0.3	—	0.1	5.5
	$21.5	$0.3	$0.6	$0.1	$22.5

Capital Expenditures
Portfolio investments and capital additions	$109.1	$44.4	$352.5	$3.5	$509.5

Selected Balance Sheet Data at March 31, 2021
Investments in affiliated companies	$—	$—	$592.2	$—	$592.2
Identifiable assets	$5,932.0	1,698.9	$1,067.0	$1,217.4	$9,915.3
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2020
Revenues
Lease revenue	$212.1	$58.3	$0.3	$—	$270.7
Marine operating revenue	—	—	3.3	—	3.3
Other revenue	23.6	1.8	—	—	25.4
Total Revenues	235.7	60.1	3.6	—	299.4
Expenses
Maintenance expense	72.9	12.9	—	—	85.8
Marine operating expense	—	—	4.1	—	4.1
Depreciation expense	63.6	15.5	1.3	—	80.4
Operating lease expense	13.3	—	—	—	13.3
Other operating expense	6.6	1.8	0.1	—	8.5
Total Expenses	156.4	30.2	5.5	—	192.1
Other Income (Expense)
Net gain on asset dispositions	26.8	0.1	0.5	—	27.4
Interest (expense) income, net	(33.3)	(10.6)	(2.9)	1.3	(45.5)
Other expense	(0.8)	(5.5)	—	(1.7)	(8.0)
Share of affiliates' pre-tax income	—	—	23.8	—	23.8
Segment profit	$72.0	$13.9	$19.5	$(0.4)	$105.0
Less:
Selling, general and administrative expense					40.4
Income taxes (includes $4.3 related to affiliates' earnings)					17.4
Net income from continuing operations					$47.2
Net income from discontinued operations, net of taxes					(0.9)
Net income					$46.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$26.9	$—	$—	$—	$26.9
Residual sharing income	0.1	—	0.5	—	0.6
Non-remarketing net (loss) gains (1)	(0.2)	0.1	—	—	(0.1)
	$26.8	$0.1	$0.5	$—	$27.4

Capital Expenditures
Portfolio investments and capital additions	$110.9	$69.3	$0.3	$0.5	$181.0

Selected Balance Sheet Data at December 31, 2020
Investments in affiliated companies	$—	$—	$584.7	$—	$584.7
Identifiable assets from continuing operations	$5,944.4	$1,745.8	$706.1	$541.3	$8,937.6
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 16. Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business for estimated proceeds of $258.3 million in cash, of which $1.1 million was held in escrow as of March 31, 2021 to satisfy potential indemnification claims for one year after the sale date.

Accordingly, the results of operations from our ASC business and gain on sale of ASC are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the period ended March 31, 2021. As a result of the completion of the sale in May 2020, there were no operating results for the period ended March 31, 2021. There were no related assets and liabilities classified as assets and liabilities of discontinued operations as of March 31, 2021 and December 31, 2020 in the accompanying balance sheets.

Results of discontinued operations reflect directly attributable revenues, operating and ownership expenses, and income taxes. Results also reflect intercompany allocations for interest. Interest expense was $1.3 million for the three months ended March 31, 2020. Interest was allocated consistent with GATX's risk-adjusted approach for continuing operations.

The following table shows the financial results of our discontinued operations (in millions):

	Three Months Ended March 31
	2021	2020
Revenues	$—	$9.5
Expenses
Operating expense	—	7.1
Selling, general and administrative expense	—	2.0
Total Expenses	—	9.1
Other income (expense)	—	(1.5)
Loss from Discontinued Operations Before Taxes	$—	$(1.1)
Income tax benefit	—	0.2
Income (Loss) from Discontinued Operations, Net of Taxes	$—	$(0.9)
Loss from Discontinued Operations, Net of Taxes	$—	$(0.9)

The following table shows cash flow information for our discontinued operations (in millions):

	Three Months Ended March 31
	2021	2020
Net Cash Used In Operating Activities	$—	$(1.4)
Net Cash Used In Investing Activities	—	(13.7)
Net Cash Provided By Financing Activities	—	15.2
Cash provided by discontinued operations, net	$—	$0.1

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

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GATX Engine Leasing ("GEL"). During the first quarter of 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates” or "RRPF"). All engines are on long-term leases with airline customers and are managed by RRPF. Financial results for this business are reported in the Portfolio Management segment.

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world. Financial results for this business are reported in the Other segment. See "Note 3. Business Combinations" in Part I, Item 1 of this Form 10-Q for additional information.

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" in Item 1 of this Form 10-Q for additional information.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see "Non-GAAP Financial Measures" at the end of this item.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2021. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020, the United States declared a national emergency related to COVID-19. Across our operating segments, we have implemented business continuity and crisis management plans. We have a strong liquidity position, solid balance sheet, and access to capital which we expect will enable GATX to effectively manage through the COVID-19 pandemic. The COVID-19 pandemic continues to evolve rapidly, including the scope and duration of disruptions and the pace and timing of the eventual recovery. The global economic recovery remains uncertain due to a potential COVID-19 resurgence. Our top priorities continue to be ensuring the health and safety of our global workforce and serving our various stakeholders with minimal disruptions.

Rail North America

The initial impact of COVID-19 resulted in a decline in industry railcar loadings, had a negative impact on lease rates, and led to a reduction in the purchase and sale of railcars in the secondary market. Although industry railcar loadings and absolute lease rates continued to improve modestly during the first quarter of 2021, we expect COVID-19 will likely continue to affect the North American railcar market and disrupt global manufacturing, supply chains, and customer spending.

Rail International

While the initial impact of COVID-19 has dissipated, Europe has seen a resurgence in COVID-19 cases in the first quarter of 2021. As a result, pressure on customer demand could increase and future disruptions to our railcar manufacturers could impact our ability to invest in our international railcar fleets.

Rail North America & Rail International Maintenance Operations

Rail freight transportation and railcar repair have been deemed essential businesses globally. Our rail operations teams have implemented COVID-19 preparation and response programs to ensure the health and safety of our employees while continuing to provide critical railcar maintenance services. Railcar repair facilities continued to operate effectively during the first quarter of 2021, but some experienced periodic operating disruptions due to COVID-19, resulting from impacts to our workforce and disruptions on the rail carriers that serve our facilities. Although COVID-19 related delays decreased substantially during the first quarter of 2021, a resurgence could cause future disruptions.

Rolls-Royce & Partners Finance Joint Ventures ("RRPF affiliates")

Global air travel continues to be significantly impacted by COVID-19. In response to the drastic decline in demand, airlines have reduced system-wide capacity and grounded large portions or all of their fleets. Although some flight operations have resumed in a limited capacity, air travel remains significantly below pre-COVID-19 levels. Many airlines are currently focused on managing their near-term liquidity positions, restructuring operations, and obtaining government financial support. The major reduction in global air travel and the disruption across the aviation industry adversely impacted the profitability of our aircraft spare engine leasing business and operating results in the first quarter of 2021, and we expect that it will continue to have a negative impact on our near-term operating results, the magnitude and duration of which are still uncertain.

DISCUSSION OF OPERATING RESULTS

Net income from continuing operations for the first three months of 2021 was $36.5 million, or $1.02 per diluted share, compared to $47.2 million, or $1.33 per diluted share, in 2020. Net income from continuing operations decreased $10.7 million compared to the prior year, largely due to lower share of affiliates' earnings and asset disposition gains at Rail North America, partially offset by higher lease revenue and lower maintenance expenses.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2021	2020
Segment Revenues
Rail North America	$224.6	$235.7
Rail International	69.4	60.1
Portfolio Management	7.1	3.6
Other	4.7	—
	$305.8	$299.4
Segment Profit
Rail North America	$65.7	$72.0
Rail International	21.8	13.9
Portfolio Management	6.1	19.5
Other	0.6	—
	94.2	105.4
Less:
Selling, general and administrative expense	47.1	40.4
Unallocated interest (income) expense	(0.2)	(1.3)
Other, including eliminations	0.6	1.7
Income taxes (includes $1.8 and $4.3 related to affiliates' earnings)	10.2	17.4
Net Income from Continuing Operations (GAAP)	$36.5	$47.2
Loss from Discontinued Operations, Net of Taxes (GAAP)	—	(0.9)
Net Income (GAAP)	$36.5	$46.3

Diluted earnings per share from continuing operations (GAAP)	$1.02	$1.33
Diluted earnings per share from discontinued operations (GAAP)	—	(0.02)
Diluted earnings per share from consolidated operations (GAAP)	$1.02	$1.31

Investment Volume	$509.5	$181.0

The following table shows our return on equity ("ROE") for the trailing 12 months ended March 31:

	2021	2020
Return on Equity (GAAP)	7.5%	11.9%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	9.8%	13.8%
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

RAIL NORTH AMERICA

Segment Summary

Conditions in the North American railcar leasing market continue to be challenging due to the ongoing effects of COVID-19 and the oversupply of railcars in the industry. While absolute lease rates for many car types modestly increased from the prior quarter, the continuing high number of industry idle cars put pressure on revenue. Fleet utilization was 97.8% at the end of the quarter.

Despite the challenges presented by COVID-19, the economic and operating environment improved modestly during the quarter. Railcar repair facilities continued to operate effectively during the quarter, but some experienced periodic operating disruptions due to COVID-19 and weather related impacts. Rail North America expects ongoing pressure on future railcar utilization and lease rates, the magnitude and duration of which are still uncertain.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2021	2020
Revenues
Lease revenue	$206.8	$212.1
Other revenue	17.8	23.6
Total Revenues	224.6	235.7

Expenses
Maintenance expense	58.4	72.9
Depreciation expense	65.7	63.6
Operating lease expense	10.9	13.3
Other operating expense	7.6	6.6
Total Expenses	142.6	156.4

Other Income (Expense)
Net gain on asset dispositions	21.5	26.8
Interest expense, net	(37.0)	(33.3)
Other expense	(0.8)	(0.8)
Segment Profit	$65.7	$72.0

Investment Volume	$109.1	$110.9

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2021	2020
Railcars	$182.7	$187.8
Boxcars	17.4	16.4
Locomotives	6.7	7.9
Total	$206.8	$212.1

Rail North America Fleet Data

At March 31, 2021, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 102,900 cars. Fleet utilization, excluding boxcars, was 97.8% at March 31, 2021, compared to 98.1% at the end of the prior quarter, and 99.0% at March 31, 2020. Fleet utilization for approximately 13,900 boxcars was 97.1% at March 31, 2021, compared to 95.8% at the end of the prior quarter, and 94.6% at March 31, 2020. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the first quarter of 2021, an average of approximately 101,100 railcars, excluding boxcars, were on lease, compared to 101,700 in the prior quarter and 101,700 for the quarter ended March 31, 2020. Changes in railcars on lease compared to prior periods are impacted by the timing of deliveries of new railcars purchased under our supply agreements, the number and timing of railcars acquired in the secondary market, and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of March 31, 2021, leases for approximately 16,000 tank cars and freight cars and approximately 2,100 boxcars are scheduled to expire over the remainder of 2021. These amounts exclude railcars on leases expiring in 2021 that have already been renewed or assigned to a new lessee.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2020	June 30 2020	September 30 2020	December 31 2020	March 31 2021
Beginning balance	102,845	102,558	102,891	103,363	103,745
Cars added	883	1,220	1,578	1,015	977
Cars scrapped	(389)	(570)	(623)	(571)	(1,002)
Cars sold	(781)	(317)	(483)	(62)	(817)
Ending balance	102,558	102,891	103,363	103,745	102,903
Utilization rate at quarter end	99.0%	98.7%	98.2%	98.1%	97.8%
Average active railcars	101,668	101,600	101,552	101,723	101,099

Rail North America Fleet, excluding Boxcars
110,000
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q20
1Q20
3Q20
4Q20
1Q21
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	March 31 2020	June 30 2020	September 30 2020	December 31 2020	March 31 2021
Ending balance	15,026	14,936	14,753	14,315	13,880
Utilization	94.6%	94.6%	94.5%	95.8%	97.1%

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

During the first quarter of 2021, the renewal rate change of the LPI was negative 18.1%, compared to negative 22.6% in the prior quarter, and negative 11.6% in the first quarter of 2020. Lease terms on renewals for cars in the LPI averaged 30 months in the current quarter, compared to 34 months in the prior quarter, and 31 months in the first quarter of 2020. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 77.7% in the current quarter, compared to 77.0% in the prior quarter, and 74.6% in the first quarter of 2020. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index

30%
20%
10%
0%
-10%
-20%
-30%
-40%
Avg Renewal Lease Rate Change
60
50
40
30
20
10
0
Avg Renewal Term (months)
31
31
29
34
30
(11.6)%
(28.0)%
(29.4)%
(22.6)%
(18.1)%
1Q20
2Q20
3Q20
4Q20
1Q21
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of the First Three Months of 2021 to the First Three Months of 2020

Segment Profit

In the first quarter of 2021 segment profit of $65.7 million decreased 8.8% compared to $72.0 million for the same period in the prior year. The decrease was primarily driven by lower net gains on asset dispositions and lease revenue, partially offset by lower maintenance expense. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from quarter to quarter and year to year.

Revenues

In the first quarter of 2021, lease revenue decreased $5.3 million, or 2.5%, resulting from fewer railcars and locomotives on lease, partially offset by higher boxcar revenue. Other revenue decreased $5.8 million, driven by lower repair revenue.

Expenses

In the first quarter of 2021, maintenance expense decreased $14.5 million, driven by fewer regulatory compliance events, fewer repairs performed by the railroads, and improved efficiency in our owned repair shops. Depreciation expense increased $2.1 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $2.4 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $1.0 million due to higher switching, freight, and storage costs.

Other Income (Expense)

In the first quarter of 2021, net gain on asset dispositions decreased $5.3 million, due to lower asset remarketing gains, partially offset by higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from quarter to quarter and year to year. Higher net scrapping gains were impacted by a higher scrap price per ton in 2021. Net interest expense increased $3.7 million, primarily driven by a higher average debt balance and a higher average interest rate.

Investment Volume

During the first quarter of 2021, investment volume was $109.1 million compared to $110.9 million in the same period in 2020. We acquired 762 newly built railcars and purchased 218 railcars in the secondary market in the first three months of 2021, compared to

738 newly built railcars and 7 railcars purchased in the secondary market in the same period in 2020.

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

RAIL INTERNATIONAL

Segment Summary
Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first three months of 2021. Demand for railcars in Europe remained strong, and renewal rates for most car types increased slightly. Europe experienced a resurgence of COVID-19 cases in the first quarter and certain countries enacted additional closures. However, COVID-19 did not have a material impact on GRE’s financial results. GRE expects ongoing pressure on future railcar utilization and lease rates, the magnitude and duration of which are still uncertain.

Our rail operations in India ("GRI") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Similar to Europe, India also began to experience a resurgence of COVID-19 cases later in the first quarter. Although COVID-19 did not have a material impact on GRI's financial results, GRI expects ongoing pressure on operations in future periods, the magnitude and duration of which are still uncertain.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2021	2020
Revenues
Lease revenue	$66.9	$58.3
Other revenue	2.5	1.8
Total Revenues	69.4	60.1

Expenses
Maintenance expense	15.4	12.9
Depreciation expense	18.3	15.5
Other operating expense	2.0	1.8
Total Expenses	35.7	30.2

Other Income (Expense)
Net gain on asset dispositions	0.3	0.1
Interest expense, net	(12.2)	(10.6)
Other expense	—	(5.5)
Segment Profit	$21.8	$13.9

Investment Volume	$44.4	$69.3

GRE Fleet Data

At March 31, 2021, GRE's wholly owned fleet consisted of approximately 26,500 cars. Fleet utilization was 98.2% at March 31, 2021, compared to 98.1% at the end of the prior quarter and 98.5% at March 31, 2020. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the first quarter of 2021, an average of approximately 25,900 railcars were on lease, compared to 25,700 in the prior quarter and 24,600 for the quarter ended March 31, 2020. Changes in railcars on lease compared to prior periods are impacted by the number and timing of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the quarter ended:

	March 31 2020	June 30 2020	September 30 2020	December 31 2020	March 31 2021
Beginning balance	24,561	25,352	25,705	25,956	26,343
Cars added	871	423	331	446	226
Cars scrapped or sold	(80)	(70)	(80)	(59)	(71)
Ending balance	25,352	25,705	25,956	26,343	26,498
Utilization rate at quarter end	98.5%	98.4%	98.2%	98.1%	98.2%
Average active railcars	24,622	25,100	25,369	25,669	25,917

GRE Fleet
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q20
2Q20
3Q20
4Q20
1Q21
Active Fleet
Idle
Utilization

GRI Fleet Data

The following table shows fleet activity for GRI railcars for the quarter ended:

	March 31 2020	June 30 2020	September 30 2020	December 31 2020	March 31 2021
Beginning balance	3,679	3,908	3,908	4,032	4,156
Cars added	229	—	124	124	136
Ending balance	3,908	3,908	4,032	4,156	4,292
Utilization rate at quarter end	100.0%	100.0%	100.0%	99.0%	99.0%

Comparison of the First Three Months of 2021 to the First Three Months of 2020

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first quarter of 2021, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $4.7 million and segment profit, excluding other income (expense), by approximately $2.4 million compared to the first quarter of 2020.

Segment Profit

In the first quarter of 2021, segment profit of $21.8 million increased 56.8% compared to $13.9 million for the same period in the prior year. The increase was primarily due to lease revenue from more railcars on lease and changes in foreign exchange rates on non-functional currency items.

Revenues

In the first quarter of 2021, lease revenue increased $8.6 million, or 14.8%, due to more railcars on lease at GRE and GRI.

Expenses

In the first quarter of 2021, maintenance expense increased $2.5 million, primarily due to higher wheelset costs, partially offset by lower costs for other repairs. Depreciation expense increased $2.8 million, resulting from the impact of new railcars added to the fleet.

Other Income (Expense)

In the first quarter of 2021, net gain on asset dispositions increased $0.2 million, attributable to higher net scrapping gains. Net scrapping gains were positively impacted by a higher scrap price per ton in 2021. Net interest expense increased $1.6 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense decreased $5.5 million, driven by the positive impact of changes in foreign exchange rates on non-functional currency items and lower litigation costs related to the Viareggio matter.

Investment Volume

During the first quarter of 2021, investment volume was $44.4 million compared to $69.3 million in the same period in 2020. In the first quarter of 2021, GRE acquired 226 newly built railcars (including 92 assembled at the GRE Ostróda, Poland facility) compared to 443 newly built railcars (including 100 assembled at the GRE Ostróda, Poland facility) and 428 railcars purchased in the secondary markets for the same period in 2020. In the first quarter of 2021, GRI acquired 136 newly built railcars, compared to 229 newly built railcars for the same period in 2020.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $9.0 million for the three months ended March 31, 2021, compared to $23.4 million for the same periods in 2020.

The operating environment for RRPF remained challenging during the first quarter of 2021 due to the ongoing adverse impact of COVID-19 on air travel. RRPF continued to grant additional rent deferral requests in the current quarter. In addition, a number of its customers have declared bankruptcy or undertaken restructuring processes. This has placed pressure on both utilization and lease rates.

Despite this, RRPF maintained strong utilization, with 92.0% of its engines on lease at the end of the quarter, and a solid liquidity position in the current environment. RRPF continues to expect pressure on both engine utilization and lease rates, which will impact future operating results, the magnitude and duration of which are still uncertain.

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GEL. During the first quarter of 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. All engines are on long-term leases with airline customers and are managed by RRPF.

Portfolio Management also owns marine assets, consisting of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"). The Specialized Gas Vessels are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short-term spot contracts for major oil and chemical customers worldwide.

COVID-19 continued to have an impact on the gas shipping market in the current quarter. Although charter rates improved modestly, COVID-19 continued to impact vessel demand. We expect COVID-19 will likely continue to have a negative impact on future results, the magnitude and duration of which are still uncertain.

Portfolio Management's total asset base was $1,067.0 million at March 31, 2021, compared to $706.1 million at December 31, 2020, and $657.3 million at March 31, 2020. The increase in total assets during the three months ended March 31, 2021 is primarily attributable to the acquisition of aircraft spare engines at GEL.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2021	2020
Revenues
Lease revenue	$3.3	$0.3
Marine operating revenue	3.6	3.3
Other revenue	0.2	—
Total Revenues	7.1	3.6

Expenses
Marine operating expense	4.6	4.1
Depreciation expense	2.7	1.3
Other operating expense	0.2	0.1
Total Expenses	7.5	5.5

Other Income (Expense)
Net gain on asset dispositions	0.6	0.5
Interest expense, net	(3.1)	(2.9)
Share of affiliates' pre-tax income	9.0	23.8
Segment Profit	$6.1	$19.5

Investment Volume	$352.5	$0.3

The following table shows the net book values of Portfolio Management's assets (in millions):

	March 31 2020	June 30 2020	September 30 2020	December 31 2020	March 31 2021
Investment in RRPF Affiliates	$532.2	$551.2	$582.3	$584.7	$592.2
Owned aircraft spare engines	—	—	—	—	350.9
Other owned assets	125.1	125.1	127.4	121.4	123.9
Managed assets (1)	22.9	21.0	19.1	17.3	15.4
________
(1)     Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of March 31, 2021, the RRPF affiliates' fleet consisted of 438 aircraft spare engines with a net book value of $4,656.0 million, compared to 445 aircraft spare engines with a net book value of $4,784.1 million at December 31, 2020 and 478 aircraft spare engines with a net book value of $5,007.0 million at March 31, 2020.

Engine utilization for the RRPF affiliates was 92.0% at March 31, 2021, compared to 92.8% at the end of the prior quarter and 95.8% at March 31, 2020. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2020	June 30 2020	September 30 2020	December 31 2020	March 31 2021
Beginning balance	478	478	470	439	445
Engine acquisitions	8	2	—	10	2
Engine dispositions	(8)	(10)	(31)	(4)	(9)
Ending balance	478	470	439	445	438
Utilization rate at quarter end	95.8%	95.1%	94.3%	92.8%	92.0%

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
Utilization
500
400
300
200
100
0
100.0%
95.0%
90.0%
85.0%
80.0%
1Q20
2Q20
3Q20
4Q20
1Q21
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Three Months of 2021 to the First Three Months of 2020

Segment Profit

In the first three months of 2021, segment profit was $6.1 million, compared to $19.5 million for the same period in the prior year. Lower segment profit was primarily driven by lower financial results at the RRPF affiliates due to the significant reduction in global air travel resulting from COVID-19.

Revenues

In the first three months of 2021, lease revenue was $3.0 million higher than prior year, due to GEL's new investment in aircraft spare engines on lease in the current year. Marine operating revenue increased $0.3 million, driven by higher utilization and increased charter rates from the Specialized Gas Vessels.

Expenses

In the first three months of 2021, marine operating expense increased $0.5 million, due to higher bunker fuel expense. Depreciation expense increased $1.4 million, due to the investment in new aircraft spare engines in the current year at GEL.

Other Income (Expense)

In the first three months of 2021, income from our share of affiliates' earnings decreased $14.8 million, driven by lower lease revenue and lower remarketing income.

OTHER

Other comprises Trifleet operations, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and certain eliminations.

On December 29, 2020, GATX acquired Trifleet, the fourth largest tank container lessor in the world. Financial results for this business are reported in the Other segment. See "Note 3. Business Combinations" in Part I, Item 1 of this Form 10-Q for additional information.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2021	2020
Trifleet segment profit	$0.6	$—
Selling, general and administrative expense	47.1	40.4
Unallocated interest (income) expense	(0.2)	(1.3)
Other expense (income), including eliminations	0.6	1.7

Trifleet Summary

The tank container market was challenging in the first quarter due to COVID-19. However, at the end of the quarter, Trifleet began to experience an increase in demand and expects this trend to continue. Overall, Trifleet’s operating results are largely consistent with expectations.

Trifleet Tank Container Data

At March 31, 2021, Trifleet's owned and managed fleet consisted of approximately 19,200 tank containers. Fleet utilization was 80.0% at March 31, 2021. Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

The following table shows fleet statistics for Trifleet's tank containers for the quarter ended:

March 31 2021
Ending balance - owned and managed	19,179
Utilization rate at quarter-end - owned and managed	80.0%

SG&A, Unallocated Interest and Other

SG&A increased $6.7 million for the first three months of 2021 compared to the same period in the prior year. The increase was largely due to higher share-based compensation expenses, resulting from an increase in the GATX stock price during the current quarter, as well as the inclusion of expenses from Trifleet in the current year, partially offset by lower discretionary travel and entertainment expenses.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations decreased $1.1 million for the first three months of 2021 compared to the same period in the prior year, driven by the positive impact of foreign exchange rates on a foreign pension plan, as well as lower non-service pension expense.

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

The following table shows the components of discontinued operations, net of taxes (in millions):

	Three Months Ended March 31
	2021	2020
Discontinued operations, net of taxes
Net loss from discontinued operations, net of taxes	$—	(0.9)
(Loss) gain on sale of discontinued operations, net of taxes	—	—
Discontinued operations, net of taxes	$—	$(0.9)

As a result of the sale in the second quarter of 2020, there were no operations in the current year.

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

We expect COVID-19 will continue to have negative impacts on our operating and financial results in future periods, the magnitude and duration of which are still uncertain. We also expect COVID-19 to have an ongoing negative impact on our customers, including their ability to make their lease payments timely, as well as their willingness to renew existing leases or enter into new lease contracts. In 2020, we received specific requests from customers for relief through deferral of lease payments, lease rate reductions, and new car order postponement. While we have granted certain requests, the impact on our financial results was limited. However, this could impact our cash flow and liquidity. We have a strong liquidity position, solid balance sheet, and access to capital that we expect will enable GATX to effectively manage through the COVID-19 pandemic. As of March 31, 2021, we had an unrestricted cash balance of $958.9 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2023 and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2024, both of which are fully available as of March 31, 2021.

The following table shows our principal sources and uses of cash from continuing operations for the three months ended March 31 (in millions):

	2021	2020
Principal sources of cash
Net cash provided by operating activities	$76.4	$54.4
Portfolio proceeds	47.0	63.6
Other asset sales	15.3	6.7
Proceeds from issuance of debt, commercial paper, and credit facilities	1,074.1	870.7
Total	$1,212.8	$995.4

Principal uses of cash
Portfolio investments and capital additions	$(509.5)	$(181.0)
Repayments of debt, commercial paper, and credit facilities	(3.2)	(350.0)
Purchases of assets previously leased - financing activities	(33.3)	(7.9)
Dividends	(19.7)	(19.0)
Total	$(565.7)	$(557.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first three months of 2021 was $76.4 million, an increase of $22.0 million compared to the same period in 2020. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for operating leases, interest expense and income taxes were partially offset by lower payments for other operating expenses.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $47.0 million for the three months of 2021 decreased by $16.6 million from the prior year, primarily due to lower proceeds from railcar and locomotive sales at Rail North America.

Proceeds From Issuance of Debt

Proceeds from the issuance of debt for the three months ended March 31, 2021 were $1,074.1 million (net of hedges and debt issuance costs). In the first three months of 2021, we issued $400 million of 10-year unsecured debt, $300 million of 30-year unsecured debt, and drew $384 million from our $500 million 3-year unsecured delay draw bank term loan.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. Portfolio investments and capital additions of $509.5 million for the first three months of 2021 increased $328.5 million compared to 2020, primarily due to the acquisition of 14 aircraft spare engines at GEL, partially offset by fewer railcars acquired at GRE.

Repayments of Debt

Debt repayments of $3.2 million for the first three months of 2021 were $346.8 million lower than prior year.

Purchases of Assets Previously Leased

In the three months ended March 31, 2021, we exercised options to acquire 898 railcars previously recorded on the balance sheet as a finance lease for $33.3 million, compared to the exercise of options to acquire 166 railcars previously recorded on the balance sheet as a finance lease for $7.9 million in 2020.

Share Repurchase Program

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the three months ended March 31, 2021 and March 31, 2020. As of March 31, 2021, $150.0 million remained available under the repurchase authorization.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2021 (in millions):

	Payments Due by Period
	Total	2021 (1)	2022	2023	2024	2025	Thereafter
Recourse debt	$6,414.3	$600.0	$367.3	$634.0	$540.5	$534.6	$3,737.9
Interest on recourse debt (2)	2,222.8	147.6	188.2	176.1	163.8	149.6	1,397.5
Commercial paper and credit facilities	19.6	19.6	—	—	—	—	—
Operating lease obligations	386.9	27.2	48.9	48.0	45.1	37.7	180.0
Purchase commitments (3)	1,138.7	439.7	359.2	339.8	—	—	—
Total	$10,182.3	$1,234.1	$963.6	$1,197.9	$749.4	$721.9	$5,315.4
__________
(1)     For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2021.
(3)     Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2020, all 8,950 railcars have been ordered and delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At March 31, 2021, 2,326 railcars have been ordered, of which 1,562 railcars have been delivered, pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of March 31, 2021, 5,894 railcars have been ordered, of which 2,647 have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the three months ended March 31, 2021:

Europe (1)
Balance as of March 31 (in millions)	$19.6
Weighted-average interest rate	0.9%
Euro/dollar exchange rate	1.17

Average daily amount outstanding during the first quarter (in millions)	$21.2
Weighted-average interest rate	0.9%
Average Euro/dollar exchange rate	1.21

Maximum daily amount outstanding (in millions)	$30.1
Euro/dollar exchange rate	1.22
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2024. This credit facility contains two one-year extension options. As of March 31, 2021, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the U.S., expiring in May 2023. This facility also has two one-year extension options. As of March 31, 2021, the full $250 million was available on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of March 31, 2021, €18.8 million was available under these credit facilities.

Delayed Draw Term Loan

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provides for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances may be made from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and may not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. In January 2021, we drew $384 million on the Term Loan. On March 15, 2021, we terminated the unused commitment of $116 million. As of March 31, 2021, the full $384 million was drawn on the Term Loan.

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

At March 31, 2021, our European rail subsidiaries had outstanding term loan and private placement debt balances totaling €580.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At March 31, 2021, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of March 31, 2021, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(958.9)	$(292.2)	$(459.8)	$(492.9)	$(570.7)
Commercial paper and bank credit facilities	19.6	23.6	13.5	5.9	275.5
Recourse debt	6,374.6	5,329.0	5,183.0	5,047.5	5,043.7
Operating lease obligations	328.0	348.6	368.0	372.3	399.3
Finance lease obligations	—	33.3	—	31.8	—
Total debt and lease obligations, net of unrestricted cash	$5,763.3	$5,442.3	$5,104.7	$4,964.6	$5,147.8

Total recourse debt (1)	$5,763.3	$5,442.3	$5,104.7	$4,964.6	$5,147.8
Shareholders' Equity	$1,960.0	$1,957.4	$1,930.0	$1,875.3	$1,831.0
Recourse Leverage (2)	2.9	2.8	2.6	2.6	2.8
________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for a summary of our policies.

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

There were no tax adjustments and other items impacting net income or diluted earnings per share for either the first quarter of 2021 or 2020. However, we did have tax adjustments and other items impacting net income in other periods used in the calculation of the applicable measures for the trailing 12 months ended March 31, 2021 and 2020.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2021	2020
Net income (GAAP)	$141.5	$216.0
Less: Net income from discontinued operations (GAAP)	2.0	29.2
Net income from continuing operations (GAAP)	$139.5	$186.8

Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (1)	—	(2.8)
Total other income tax adjustments attributable to income from continuing operations	$—	$(2.8)

Adjustments attributable to affiliates' earnings, net of taxes:
Income tax rate change (2)	12.3	—
Total adjustments attributable to affiliates' earnings, net of taxes	$12.3	$—
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$151.8	$184.0

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (3)	—	(8.1)
Total adjustments attributable to discontinued operations, net of taxes	$—	$(8.1)
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$2.0	$21.1

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$153.8	$205.1

Return on Equity (GAAP)	7.5%	11.9%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (4)	9.8%	13.8%
_______
(1)    Deferred income tax adjustment due to a reduction of the corporate income tax rate enacted in Alberta, Canada.
(2)    Deferred income tax adjustment due to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom.
(3)    Net casualty gain attributable to insurance recovery for a vessel at ASC.
(4)    Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Cuts and Jobs Act of 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2020, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 14. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2020, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

No share repurchases were completed during the first quarter of 2021. As of March 31, 2021, $150.0 million remained available under the repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2021 and 2020, and (v) Notes to the Consolidated Financial Statements.

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

Date: April 29, 2021