Form 10-Q
period 2021-06-30
GATX CORP
filed 2021-07-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)

233 South Wacker Drive
Chicago, Illinois 60606-7147
(Address of principal executive offices, including zip code)
(312) 621-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GATX	New York Stock Exchange
	GATX	Chicago Stock Exchange

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

There were 35.5 million common shares outstanding at June 30, 2021.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2021

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2021	2020
Assets
Cash and Cash Equivalents	$417.9	$292.2
Restricted Cash	0.2	0.4
Receivables
Rent and other receivables	83.3	74.7
Finance leases (as lessor)	66.5	74.0
Less: allowance for losses	(6.5)	(6.5)
	143.3	142.2

Operating Assets and Facilities	10,923.4	10,484.0
Less: allowance for depreciation	(3,340.7)	(3,313.3)
	7,582.7	7,170.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	286.3	335.9
Finance leases, net of accumulated depreciation	49.5	37.5
	335.8	373.4

Investments in Affiliated Companies	561.4	584.7
Goodwill	140.3	143.7
Other Assets	218.9	230.3
Total Assets	$9,400.5	$8,937.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$165.8	$147.3
Debt
Commercial paper and borrowings under bank credit facilities	17.9	23.6
Recourse	5,803.1	5,329.0
	5,821.0	5,352.6
Lease Obligations (as lessee)
Operating leases	298.7	348.6
Finance leases	43.6	33.3
	342.3	381.9

Deferred Income Taxes	971.2	962.8
Other Liabilities	128.8	135.6
Total Liabilities	7,429.1	6,980.2
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,175,553 and 67,751,074 Outstanding shares — 35,471,796 and 35,047,317	42.2	41.9
Additional paid in capital	759.4	735.4
Retained earnings	2,687.3	2,682.1
Accumulated other comprehensive loss	(153.0)	(137.5)
Treasury stock at cost (32,703,757 and 32,703,757 shares)	(1,364.5)	(1,364.5)
Total Shareholders’ Equity	1,971.4	1,957.4
Total Liabilities and Shareholders’ Equity	$9,400.5	$8,937.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues
Lease revenue	$287.6	$269.3	$568.2	$540.0
Marine operating revenue	5.1	3.3	8.7	6.6
Other revenue	24.4	27.9	46.0	53.3
Total Revenues	317.1	300.5	622.9	599.9
Expenses
Maintenance expense	76.6	82.3	150.9	168.1
Marine operating expense	5.5	3.2	10.1	7.3
Depreciation expense	91.5	81.6	180.1	162.0
Operating lease expense	10.2	12.5	21.1	25.8
Other operating expense	11.4	9.2	21.6	17.7
Selling, general and administrative expense	47.8	43.4	94.9	83.8
Total Expenses	243.0	232.2	478.7	464.7
Other Income (Expense)
Net gain on asset dispositions	34.7	6.0	57.2	33.4
Interest expense, net	(50.0)	(47.4)	(103.6)	(92.9)
Other expense	(8.1)	(3.0)	(9.4)	(11.0)
Income before Income Taxes and Share of Affiliates’ Earnings	50.7	23.9	88.4	64.7
Income taxes	(13.6)	(4.7)	(22.0)	(17.8)
Share of affiliates’ earnings, net of taxes	(31.6)	17.8	(24.4)	37.3
Net Income from Continuing Operations	$5.5	$37.0	$42.0	$84.2

Discontinued Operations, Net of Taxes
Net loss from discontinued operations, net of taxes	$—	$(1.3)	$—	$(2.2)
Gain on sale of discontinued operations, net of taxes	—	3.6	—	3.6
Discontinued Operations, Net of Taxes	$—	$2.3	$—	$1.4

Net Income	$5.5	$39.3	$42.0	$85.6
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	15.3	19.0	(21.3)	(20.6)
Unrealized gain (loss) on derivative instruments	0.4	(3.3)	1.0	(4.0)
Post-retirement benefit plans	2.3	3.5	4.8	5.7
Other comprehensive income (loss)	18.0	19.2	(15.5)	(18.9)
Comprehensive Income	$23.5	$58.5	$26.5	$66.7

Share Data
Basic earnings per share from continuing operations	$0.16	$1.06	$1.19	$2.41
Basic earnings per share from discontinued operations	—	0.06	—	0.04
Basic earnings per share from consolidated operations	$0.16	$1.12	$1.19	$2.45
Average number of common shares	35.4	34.9	35.3	34.9

Diluted earnings per share from continuing operations	$0.15	$1.05	$1.17	$2.38
Diluted earnings per share from discontinued operations	—	0.06	—	0.04
Diluted earnings per share from consolidated operations	$0.15	$1.11	$1.17	$2.42
Average number of common shares and common share equivalents	36.0	35.4	35.9	35.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2021	2020
Operating Activities
Net income	$42.0	$85.6
Income from discontinued operations, net of taxes	—	1.4
Net income from continuing operations	42.0	84.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	187.3	168.0
Net gains on sales of assets	(55.5)	(32.2)
Deferred income taxes	10.7	23.3
Share of affiliates’ earnings, net of dividends	24.5	(37.2)
Changes in working capital items	(10.4)	(6.8)
Net cash provided by operating activities of continuing operations	198.6	199.3
Investing Activities
Portfolio investments and capital additions	(663.4)	(391.5)
Portfolio proceeds	124.1	89.6
Proceeds from sales of other assets	29.1	12.8
Other	(0.1)	1.2
Net cash used in investing activities of continuing operations	(510.3)	(287.9)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,072.6	1,348.0
Repayments of debt (original maturities longer than 90 days)	(584.0)	(1,100.0)
Net decrease in debt with original maturities of 90 days or less	(5.2)	(10.1)
Dividends	(37.9)	(36.4)
Purchases of assets previously leased	(33.3)	(7.9)
Other	24.1	(13.5)
Net cash provided by financing activities of continuing operations	436.3	180.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	(1.2)
Net cash used in operating activities from discontinued operations	—	(8.5)
Net cash provided by investing activities from discontinued operations	1.1	238.3
Net cash provided by financing activities from discontinued operations	—	21.8
Cash provided by discontinued operations, net	1.1	251.6
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	125.5	341.9
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	292.6	151.0
Cash, Cash Equivalents, and Restricted Cash at end of the period	$418.1	$492.9

Non-Cash Financing Transactions
Non-cash financing lease transactions (1)	$43.6	$31.8
_______
(1) Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended June 30				Six Months Ended June 30
	2021		2020		2021		2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.1	$42.1	67.6	$41.8	67.8	$41.9	67.5	$41.8
Issuance of common stock	0.1	0.1	0.1	—	0.4	0.3	0.2	—
Balance at end of the period	68.2	42.2	67.7	41.8	68.2	42.2	67.7	41.8
Treasury Stock
Balance at beginning of the period	(32.7)	(1,364.5)	(32.7)	(1,364.5)	(32.7)	(1,364.5)	(32.7)	(1,364.5)
Stock repurchases	—	—	—	—	—	—	—	—
Balance at end of the period	(32.7)	(1,364.5)	(32.7)	(1,364.5)	(32.7)	(1,364.5)	(32.7)	(1,364.5)
Additional Paid In Capital
Balance at beginning of the period		753.1		725.4		735.4		720.1
Share-based compensation effects		6.3		3.4		24.0		8.7
Balance at end of the period		759.4		728.8		759.4		728.8
Retained Earnings
Balance at beginning of the period		2,700.3		2,630.0		2,682.1		2,601.3
Net income		5.5		39.3		42.0		85.6
Dividends declared ($0.50 and $0.48 per share QTR and $1.00 and $0.96 YTD)		(18.5)		(17.6)		(36.8)		(35.2)
Balance at end of the period		2,687.3		2,651.7		2,687.3		2,651.7
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(171.0)		(201.7)		(137.5)		(163.6)
Other comprehensive income (loss)		18.0		19.2		(15.5)		(18.9)
Balance at end of the period		(153.0)		(182.5)		(153.0)		(182.5)
Total Shareholders’ Equity		$1,971.4		$1,875.3		$1,971.4		$1,875.3

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

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" for additional information.

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

Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2021. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates exceptions for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences and clarifies the methodology for calculating income taxes in an interim period.
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

NOTE 3. Business Combinations

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), the fourth largest tank container lessor in the world, for approximately €165 million ($203.2 million) in cash. Transaction costs associated with this acquisition were approximately $2.7 million. Headquartered in the Netherlands with offices worldwide, Trifleet owns and manages a fleet of tank containers leased to a diverse customer base in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, as well as to tank container operators.

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

The following table shows the components of our lease income (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating lease income:
Fixed lease income	$268.3	$252.0	$530.4	$506.1
Variable lease income	17.7	15.7	34.5	30.5
Total operating lease income	$286.0	$267.7	$564.9	$536.6
Finance lease income	1.6	1.6	3.3	3.4
Total lease income	$287.6	$269.3	$568.2	$540.0

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $18.9 million and $35.7 million for the three and six months ended June 30, 2021 and $23.7 million and $46.4 million for the three and six months ended June 30, 2020.
NOTE 6. Investments in Affiliated Companies

Our affiliate investments primarily include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In accordance with Regulation S-X, we must assess if any of our investments in affiliated companies is a “significant subsidiary”. Although we determined that Alpha Partners Leasing Limited, which is part of the RRPF affiliates, did not trigger any of the significance tests as of June 30, 2021, we determined that at least one of the significance tests was triggered as of June 30, 2020. As a result, and in accordance with Rule 10-01(b) of Regulation S-X, the following table shows summarized unaudited financial information for Alpha Partners Leasing Limited (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Total revenue	$92.4	$102.0	$186.2	$206.0
Total expenses	(88.2)	(88.7)	(175.5)	(175.1)
Other income, including net gains on sales of assets	19.5	15.9	28.5	38.2
Net income (1)	19.1	23.6	31.7	55.9
_______
(1) Net income for the three months and six months ended June 30, 2021 excludes the impact from the change in the enacted corporate income tax rate increase in the United Kingdom in 2021.

NOTE 7. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2021 and December 31, 2020.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had three instruments outstanding with an aggregate notional amount of $200.0 million as of June 30, 2021 with maturities in 2022 and five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2020 with maturities ranging from 2021 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had nine instruments outstanding with an aggregate notional amount of $305.0 million as of June 30, 2021 that mature in 2021 and one instrument outstanding with an aggregate notional amount of $105.7 million as of December 31, 2020 that matures in 2021. Within the next 12 months, we expect to reclassify $1.8 million ($1.3 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. We had no derivative instruments with credit risk related contingent features that were in a liability position as of June 30, 2021. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$3.2	$—	$3.2	$—
Foreign exchange contracts (1)	Other assets	4.1	—	4.1	—
Foreign exchange contracts (2)	Other assets	0.2	—	0.2	—
Total derivative assets		$7.5	$—	$7.5	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$—	$—	$—	$—
Foreign exchange contracts (1)	Other liabilities	—	—	—	—
Foreign exchange contracts (2)	Other liabilities	1.0	—	1.0	—
Total derivative liabilities		$1.0	$—	$1.0	$—

	Balance Sheet Location	Fair Value December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Interest rate contracts (1)	Other assets	$5.6	$—	$5.6	$—
Foreign exchange contracts (1)	Other assets	0.4	—	0.4	—
Foreign exchange contracts (2)	Other assets	0.4	—	0.4	—
Total derivative assets		$6.4	$—	$6.4	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$—	$—	$—	$—
Foreign exchange contracts (1)	Other liabilities	—	—	—	—
Foreign exchange contracts (2)	Other liabilities	—	—	—	—
Total derivative liabilities		$—	$—	$—	$—
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2021 and December 31, 2020, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of June 30, 2021 and December 31, 2020 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Recourse debt	$(202.3)	$(303.6)	$3.2	$5.6

The following tables show the impacts of our derivative instruments on our statement of comprehensive income for the three and six months ended June 30, 2021 and 2020 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30			Three Months Ended June 30
Derivative Designation	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$(0.4)	Interest expense	$0.5	$0.4
Foreign exchange contracts	0.9	8.5	Other (income) expense	0.5	4.4
Total	$0.9	$8.1	Total	$1.0	$4.8

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Six Months Ended June 30			Six Months Ended June 30
Derivative Designation	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$(0.5)	Interest expense	$1.1	$0.8
Foreign exchange contracts	(3.9)	4.7	Other (income) expense	(4.2)	(0.9)
Total	$(3.9)	$4.2	Total	$(3.1)	$(0.1)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the three and six months ended June 30, 2021 and 2020 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Three Months Ended June 30
	2021		2020
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(50.0)	$(8.1)	$(47.4)	$(3.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	1.1	—	0.2	—
Derivatives designated as hedging instruments	(1.1)	—	(0.2)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.5)	—	(0.4)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(0.5)	—	(4.4)
Gain (loss) on non-designated derivative contracts	—	(3.7)	—	(4.5)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30		Six Months Ended June 30
	2021		2020
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(103.6)	$(9.4)	$(92.9)	$(11.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	2.4	—	(6.7)	—
Derivatives designated as hedging instruments	(2.4)	—	6.7	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(1.1)	—	(0.8)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	4.2	—	0.9
Gain (loss) on non-designated derivative contracts	—	(1.7)	—	2.4
_______
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$5,280.9	$5,734.6	$5,056.3	$5,696.9
Recourse floating rate debt	550.0	550.4	299.9	300.4

NOTE 8. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended June 30, 2021 and 2020 (in millions):

	2021 Pension Benefits	2020 Pension Benefits	2021 Retiree Health and Life	2020 Retiree Health and Life
Service cost	$2.2	$2.0	$0.1	$0.1
Interest cost	2.0	3.0	—	0.2
Expected return on plan assets	(4.6)	(5.0)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	3.2	3.3	—	(0.2)
Net periodic cost	$2.8	$3.3	$—	$—

The following table shows the components of net periodic cost for the six months ended June 30, 2021 and 2020 (in millions):

	2021 Pension Benefits	2020 Pension Benefits	2021 Retiree Health and Life	2020 Retiree Health and Life
Service cost	$4.4	$4.0	$0.1	$0.1
Interest cost	4.0	6.1	0.1	0.3
Expected return on plan assets	(9.3)	(10.1)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	6.6	6.4	(0.1)	(0.2)
Net periodic cost	$5.7	$6.4	$—	$0.1
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9. Share-Based Compensation

During the six months ended June 30, 2021, we granted 281,900 non-qualified employee stock options, 34,020 restricted stock units, 56,290 performance shares, and 9,064 phantom stock units. For the three and six months ended June 30, 2021, total share-based compensation expense was $3.9 million and $9.4 million and the related tax benefits were $1.0 million and $2.4 million. For the three and six months ended June 30, 2020, total share-based compensation expense was $3.7 million and $5.9 million and the related tax benefits were $0.9 million and $1.5 million.

The estimated fair value of our 2021 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2021
Weighted-average estimated fair value	$29.56
Quarterly dividend rate	$0.50
Expected term of stock options, in years	4.3
Risk-free interest rate	0.3%
Dividend yield	2.2%
Expected stock price volatility	34.4%
Present value of dividends	$8.61

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10. Income Taxes

The following table shows our effective income tax rate for continuing operations for the six months ended June 30:

	2021	2020
Effective income tax rate for continuing operations	24.9%	27.5%

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

The following table shows our commercial commitments (in millions):

	June 30 2021	December 31 2020
Standby letters of credit and performance bonds	$9.0	$9.1
Derivative guarantees	1.0	1.5
Total commercial commitments (1)	$10.0	$10.6
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at June 30, 2021 and December 31, 2020. As of June 30, 2021, our outstanding commitments expire in 2021 through 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	$5.5	$37.0	$42.0	$84.2
Net income from discontinued operations	—	2.3	—	1.4
Net income	$5.5	$39.3	$42.0	$85.6

Denominator:
Weighted-average shares outstanding - basic	35.4	34.9	35.3	34.9
Effect of dilutive securities:
Equity compensation plans	0.6	0.5	0.6	0.5
Weighted-average shares outstanding - diluted	36.0	35.4	35.9	35.4

Basic earnings per share from continuing operations	$0.16	$1.06	$1.19	$2.41
Basic earnings per share from discontinued operations	—	0.06	—	0.04
Basic earnings per share from consolidated operations	$0.16	$1.12	$1.19	$2.45

Diluted earnings per share from continuing operations	$0.15	$1.05	$1.17	$2.38
Diluted earnings per share from discontinued operations	—	0.06	—	0.04
Diluted earnings per share from consolidated operations	$0.15	$1.11	$1.17	$2.42

NOTE 13. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2020	$(43.7)	$(14.6)	$(79.2)	$(137.5)
Change in component	(36.6)	4.8	—	(31.8)
Reclassification adjustments into earnings (1)	—	(4.1)	3.3	(0.8)
Income tax effect	—	(0.1)	(0.8)	(0.9)
Balance at March 31, 2021	$(80.3)	$(14.0)	$(76.7)	$(171.0)
Change in component	15.3	(0.6)	—	14.7
Reclassification adjustments into earnings (1)	—	1.0	3.1	4.1
Income tax effect	—	—	(0.8)	(0.8)
Balance at June 30, 2021	$(65.0)	$(13.6)	$(74.4)	$(153.0)
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

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" for additional information.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, and GEL, our direct ownership of aircraft spare engines that we lease, as well as five liquefied gas carrying vessels (the "Specialized Gas Vessels") and assorted other marine assets.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2021
Revenues
Lease revenue	$204.2	$69.0	$8.3	$6.1	$287.6
Marine operating revenue	—	—	5.1	—	5.1
Other revenue	19.2	2.7	0.2	2.3	24.4
Total Revenues	223.4	71.7	13.6	8.4	317.1
Expenses
Maintenance expense	61.5	14.2	—	0.9	76.6
Marine operating expense	—	—	5.5	—	5.5
Depreciation expense	65.2	18.4	5.0	2.9	91.5
Operating lease expense	10.2	—	—	—	10.2
Other operating expense	8.4	1.7	0.4	0.9	11.4
Total Expenses	145.3	34.3	10.9	4.7	195.2
Other Income (Expense)
Net gain on asset dispositions	33.1	0.8	0.5	0.3	34.7
Interest expense, net	(32.6)	(11.1)	(4.4)	(1.9)	(50.0)
Other (expense) income	(1.0)	0.2	—	(7.3)	(8.1)
Share of affiliates' pre-tax income	—	—	13.4	—	13.4
Segment profit (loss)	$77.6	$27.3	$12.2	$(5.2)	$111.9
Less:
Selling, general and administrative expense					47.8
Income taxes (includes $45.0 related to affiliates' earnings)					58.6
Net income					$5.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$31.5	$0.4	$—	$0.3	$32.2
Residual sharing income	0.5	—	0.5	—	1.0
Non-remarketing net gains (1)	1.1	0.4	—	—	1.5
	$33.1	$0.8	$0.5	$0.3	$34.7

Capital Expenditures
Portfolio investments and capital additions	$106.4	$40.8	$0.5	$6.2	$153.9

Selected Balance Sheet Data at June 30, 2021
Investments in affiliated companies	$0.4	$—	$561.0	$—	$561.4
Identifiable assets	$5,955.2	$1,731.9	$1,039.5	$673.9	$9,400.5
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2020
Revenues
Lease revenue	$210.0	$59.1	$0.2	$—	$269.3
Marine operating revenue	—	—	3.3	—	3.3
Other revenue	25.5	2.1	0.3	—	27.9
Total Revenues	235.5	61.2	3.8	—	300.5
Expenses
Maintenance expense	70.4	11.9	—	—	82.3
Marine operating expense	—	—	3.2	—	3.2
Depreciation expense	64.4	15.8	1.4	—	81.6
Operating lease expense	12.5	—	—	—	12.5
Other operating expense	7.6	1.5	0.1	—	9.2
Total Expenses	154.9	29.2	4.7	—	188.8
Other Income (Expense)
Net gain on asset dispositions	5.2	0.2	0.6	—	6.0
Interest (expense) income, net	(34.5)	(11.5)	(3.0)	1.6	(47.4)
Other expense	(1.3)	(0.7)	—	(1.0)	(3.0)
Share of affiliates' pre-tax income	—	—	22.6	—	22.6
Segment profit	$50.0	$20.0	$19.3	$0.6	$89.9
Less:
Selling, general and administrative expense					43.4
Income taxes (includes $4.8 related to affiliates' earnings)					9.5
Net income from continuing operations					$37.0

Discontinued Operations, Net of Taxes
Net loss from discontinued operations, net of taxes					$(1.3)
Gain on sale of discontinued operations, net of taxes					3.6
Total discontinued operations, net of taxes					$2.3

Net income					$39.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$4.4	$—	$0.1	$—	$4.5
Residual sharing income	0.1	—	0.5	—	0.6
Non-remarketing net gains (1)	0.7	0.2	—	—	0.9
	$5.2	$0.2	$0.6	$—	$6.0

Capital Expenditures
Portfolio investments and capital additions	$159.6	$49.9	$—	$1.0	$210.5

Selected Balance Sheet Data at December 31, 2020
Investments in affiliated companies	$—	$—	$584.7	$—	$584.7
Identifiable assets	$5,944.4	$1,745.8	$706.1	$541.3	$8,937.6
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2021
Revenues
Lease revenue	$411.0	$135.9	$11.6	$9.7	$568.2
Marine operating revenue	—	—	8.7	—	8.7
Other revenue	37.0	5.2	0.4	3.4	46.0
Total Revenues	448.0	141.1	20.7	13.1	622.9
Expenses
Maintenance expense	119.9	29.6	—	1.4	150.9
Marine operating expense	—	—	10.1	—	10.1
Depreciation expense	130.9	36.7	7.7	4.8	180.1
Operating lease expense	21.1	—	—	—	21.1
Other operating expense	16.0	3.7	0.6	1.3	21.6
Total Expenses	287.9	70.0	18.4	7.5	383.8
Other Income (Expense)
Net gain on asset dispositions	54.6	1.1	1.1	0.4	57.2
Interest expense, net	(69.6)	(23.3)	(7.5)	(3.2)	(103.6)
Other (expense) income	(1.8)	0.2	—	(7.8)	(9.4)
Share of affiliates' pre-tax income	—	—	22.4	—	22.4
Segment profit (loss)	$143.3	$49.1	$18.3	$(5.0)	$205.7
Less:
Selling, general and administrative expense					94.9
Income taxes (includes $46.8 related to affiliates' earnings)					68.8
Net income					$42.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$47.8	$0.4	$—	$0.3	$48.5
Residual sharing income	0.6	—	1.1	—	1.7
Non-remarketing net (loss) gains (1)	6.2	0.7	—	0.1	7.0
	$54.6	$1.1	$1.1	$0.4	$57.2

Capital Expenditures
Portfolio investments and capital additions	$215.5	$85.2	$353.0	$9.7	$663.4
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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 16. Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business. The proceeds of $258.3 million in cash included $1.1 million held in escrow, set aside to satisfy potential indemnification claims for one year after the sale date. The final proceeds of $1.1 million were received in May 2021.

Accordingly, the results of operations from our ASC business and gain on sale of ASC are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the three and six months ended June 30, 2020. As a result of the completion of the sale in May 2020, there were no operating results for the three and six months ended June 30, 2021. There were no related assets and liabilities classified as assets and liabilities of discontinued operations as of June 30, 2021 and December 31, 2020 in the accompanying balance sheets. We recognized a net gain of $3.6 million, net of taxes, during the second quarter of 2020 in connection with this sale.

Results of discontinued operations reflect directly attributable revenues, operating and ownership expenses, and income taxes. Results also reflect intercompany allocations for interest. Interest expense was $0.7 million and $2.0 million for the three and six months ended June 30, 2020. Interest was allocated consistent with GATX's risk-adjusted approach for continuing operations.

The following table shows the financial results of our discontinued operations (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues	$—	$17.7	$—	$27.2
Expenses
Operating expense	—	15.4	—	22.5
Depreciation expense	—	1.7	—	1.7
Selling, general and administrative expense	—	0.8	—	2.8
Total Expenses	—	17.9	—	27.0
Other expense	—	(1.5)	—	(3.0)
Loss from Discontinued Operations Before Taxes	$—	$(1.7)	$—	$(2.8)
Income tax benefit	—	0.4	—	0.6
Loss from Discontinued Operations, Net of Taxes	$—	$(1.3)	$—	$(2.2)
Gain on Sale of Discontinued Operations, Net of Taxes	—	3.6	—	3.6
Income from Discontinued Operations, Net of Taxes	$—	$2.3	$—	$1.4

The following table shows cash flow information for our discontinued operations (in millions):

	Six Months Ended June 30
	2021	2020
Net Cash Used In Operating Activities	$—	$(8.5)
Net Cash Provided By Investing Activities (1)	1.1	238.3
Net Cash Provided By Financing Activities	—	21.8
Cash provided by discontinued operations, net	$1.1	$251.6
_________
(1)     Net cash provided by investing activities includes $1.1 million in 2021 for the final proceeds from the sale of ASC that had been held in escrow funds for the six months ended June 30, 2021 and $256.5 million for the initial proceeds from the sale of ASC for the six months ended June 30, 2020.

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

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" in Part I, Item 1 of this Form 10-Q for additional information.

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2021. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020, the United States declared a national emergency related to COVID-19. Across our operating segments, we have implemented business continuity and crisis management plans. We have a strong liquidity position, solid balance sheet, and access to capital which we expect will enable GATX to continue to effectively manage through the COVID-19 pandemic. The COVID-19 pandemic continues to evolve rapidly, including the scope and duration of disruptions and the pace and timing of the eventual recovery. The global economic recovery remains uncertain due to potential COVID-19 resurgences. Our top priorities continue to be ensuring the health and safety of our global workforce and serving our various stakeholders with minimal disruptions.

Rail North America

The initial impact of COVID-19 resulted in a decline in industry railcar loadings, had a negative impact on lease rates, and led to a reduction in the purchase and sale of railcars in the secondary market. Although industry railcar loadings and absolute lease rates continued to improve during the second quarter of 2021, the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

Rail International

While the initial impact of COVID-19 has dissipated, Europe and India saw a resurgence in COVID-19 cases in the second quarter of 2021. Although the resurgence had a minimal impact to our operations in Europe, it did cause disruptions to railcar manufacturers in India, and the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

Rail North America & Rail International Maintenance Operations

Rail freight transportation and railcar repair have been deemed essential businesses globally. Our rail operations teams have implemented COVID-19 preparation and response programs to ensure the health and safety of our employees while continuing to provide critical railcar maintenance services. Railcar repair facilities continued to operate effectively during the second quarter of 2021, with minimal disruptions as a result of COVID-19. Although COVID-19 related delays decreased substantially during the second quarter of 2021, a resurgence could cause future disruptions.

Rolls-Royce & Partners Finance Joint Ventures ("RRPF affiliates")

Global air travel continues to be significantly impacted by COVID-19. In response to the drastic decline in demand, airlines have reduced system-wide capacity and grounded large portions or all of their fleets. Although some flight operations have resumed, air travel remains below pre-COVID-19 levels. Many airlines are currently focused on managing their liquidity positions, restructuring operations, and obtaining government financial support. The major reduction in global air travel and the disruption across the aviation industry continued to adversely impact the profitability of our aircraft spare engine leasing business and operating results in the second quarter of 2021, and we expect that it will continue to have a negative impact on our near-term operating results, the magnitude and duration of which are still uncertain.

DISCUSSION OF OPERATING RESULTS

Net income from continuing operations for the first six months of 2021 was $42.0 million, or $1.17 per diluted share, compared to $84.2 million, or $2.38 per diluted share, in 2020. Results for the six months ended June 30, 2021 included a net negative impact of $39.7 million related to an enacted tax rate increase in the United Kingdom and a net negative impact of $3.4 million attributable to debt extinguishment costs associated with an early redemption (see "non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income from continuing operations increased $0.9 million compared to the prior year, largely due to higher asset disposition gains and lower maintenance expenses at Rail North America, partially offset by lower share of affiliates' earnings.

Net income from continuing operations for the second quarter of 2021 was $5.5 million, or $0.15 per diluted share, compared to $37.0 million, or $1.05 per diluted share, in 2020. Results for the three months ended June 30, 2021 included a net negative impact of $39.7 million related to an enacted tax rate increase in the United Kingdom and a net negative impact of $3.4 million attributable to debt extinguishment costs associated with an early redemption (see "non-GAAP Financial Measures" at the end of this item for further details). Net income from continuing operations increased $11.6 million compared to the prior year, largely due to higher asset disposition gains and lower maintenance expenses at Rail North America, partially offset by lower share of affiliates' earnings.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Segment Revenues
Rail North America	$223.4	$235.5	$448.0	$471.2
Rail International	71.7	61.2	141.1	121.3
Portfolio Management	13.6	3.8	20.7	7.4
Other	8.4	—	13.1	—
	$317.1	$300.5	$622.9	$599.9
Segment Profit
Rail North America	$77.6	$50.0	$143.3	$122.0
Rail International	27.3	20.0	49.1	33.9
Portfolio Management	12.2	19.3	18.3	38.8
Other	2.7	—	3.3	—
	119.8	89.3	214.0	194.7
Less:
Selling, general and administrative expense	47.8	43.4	94.9	83.8
Unallocated interest expense	0.6	(1.6)	0.4	(2.9)
Other, including eliminations	7.3	1.0	7.9	2.7
Income taxes (includes $45.0 and $4.8 QTR and $46.8 and $9.1 YTD related to affiliates' earnings)	58.6	9.5	68.8	26.9
Net Income from Continuing Operations (GAAP)	$5.5	$37.0	$42.0	$84.2

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	$—	$(1.3)	$—	$(2.2)
Gain on sale of discontinued operations, net of taxes	—	3.6	—	3.6
Total Discontinued Operations, Net of Taxes (GAAP)	$—	$2.3	$—	$1.4

Net Income (GAAP)	$5.5	$39.3	$42.0	$85.6

Net income from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$48.6	$37.0	$85.1	$84.2
Net loss from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	—	2.3	—	1.4
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$48.6	$39.3	$85.1	$85.6

Diluted earnings per share from continuing operations (GAAP)	$0.15	$1.05	$1.17	$2.38
Diluted earnings per share from discontinued operations (GAAP)	—	0.06	—	0.04
Diluted earnings per share from consolidated operations (GAAP)	$0.15	$1.11	$1.17	$2.42

Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$1.35	$1.05	$2.37	$2.38
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	—	0.06	—	0.04
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$1.35	$1.11	$2.37	$2.42

Investment Volume	$153.9	$210.5	$663.4	$391.5

The following table shows our return on equity ("ROE") for the trailing 12 months ended June 30:

	2021	2020
Return on Equity (GAAP)	5.6%	10.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	10.3%	11.8%
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

RAIL NORTH AMERICA

Segment Summary

During the second quarter, conditions in the North American railcar leasing market improved as railroad car loadings increased, railroad velocity decreased, and industry cars in storage decreased from last quarter and prior year. Absolute lease rates increased across most of the fleet during the quarter and fleet utilization increased to 98.5% at the end of the quarter.

COVID-19 had minimal impact on operating and financial results in the quarter, and railcar repair facilities continued to operate effectively during the quarter. However, the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues
Lease revenue	$204.2	$210.0	$411.0	$422.1
Other revenue	19.2	25.5	37.0	49.1
Total Revenues	223.4	235.5	448.0	471.2

Expenses
Maintenance expense	61.5	70.4	119.9	143.3
Depreciation expense	65.2	64.4	130.9	128.0
Operating lease expense	10.2	12.5	21.1	25.8
Other operating expense	8.4	7.6	16.0	14.2
Total Expenses	145.3	154.9	287.9	311.3

Other Income (Expense)
Net gain on asset dispositions	33.1	5.2	54.6	32.0
Interest expense, net	(32.6)	(34.5)	(69.6)	(67.8)
Other expense	(1.0)	(1.3)	(1.8)	(2.1)
Segment Profit	$77.6	$50.0	$143.3	$122.0

Investment Volume	$106.4	$159.6	$215.5	$270.5

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Railcars	$180.8	$185.7	$363.5	$373.5
Boxcars	16.9	17.1	34.3	33.5
Locomotives	6.5	7.2	13.2	15.1
Total	$204.2	$210.0	$411.0	$422.1

Rail North America Fleet Data

At June 30, 2021, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 102,100 cars. Fleet utilization, excluding boxcars, was 98.5% at June 30, 2021, compared to 97.8% at the end of the prior quarter, and 98.7% at June 30, 2020. Fleet utilization for approximately 12,700 boxcars was 97.1% at June 30, 2021, compared to 97.1% at the end of the prior quarter, and 94.6% at June 30, 2020. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the second quarter of 2021, an average of approximately 100,700 railcars, excluding boxcars, were on lease, compared to 101,100 in the prior quarter and 101,600 for the quarter ended June 30, 2020. Changes in railcars on lease compared to prior periods are impacted by the timing of deliveries of new railcars purchased under our supply agreements, the number and timing of railcars acquired in the secondary market, and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of June 30, 2021, leases for approximately 11,100 tank cars and freight cars and approximately 1,200 boxcars are scheduled to expire over the remainder of 2021. These amounts exclude railcars on leases expiring in 2021 that have already been renewed or assigned to a new lessee.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2020	September 30 2020	December 31 2020	March 31 2021	June 30 2021
Beginning balance	102,558	102,891	103,363	103,745	102,903
Cars added	1,220	1,578	1,015	977	693
Cars scrapped	(570)	(623)	(571)	(1,002)	(770)
Cars sold	(317)	(483)	(62)	(817)	(682)
Ending balance	102,891	103,363	103,745	102,903	102,144
Utilization rate at quarter end	98.7%	98.2%	98.1%	97.8%	98.5%
Average active railcars	101,600	101,552	101,723	101,099	100,722

Rail North America Fleet, excluding Boxcars
110,000
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q20
3Q20
4Q20
1Q21
2Q21
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	June 30 2020	September 30 2020	December 31 2020	March 31 2021	June 30 2021
Ending balance	14,936	14,753	14,315	13,880	12,659
Utilization	94.6%	94.5%	95.8%	97.1%	97.1%

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

During the second quarter of 2021, the renewal rate change of the LPI was negative 6.7%, compared to negative 18.1% in the prior quarter, and negative 28.0% in the second quarter of 2020. Lease terms on renewals for cars in the LPI averaged 29 months in the current quarter, compared to 30 months in the prior quarter, and 31 months in the second quarter of 2020. Additionally, the renewal success rate, which represents the percentage of railcars on expiring leases that were renewed with the existing lessee, was 77.5% in the current quarter, compared to 77.7% in the prior quarter, and 71.8% in the second quarter of 2020. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
10%
0%
-10%
-20%
-30%
-40%
40
30
20
10
0
31
29
34
30
29
(28.0)%
(29.4)%
(22.6)%
(18.1)%
(6.7)%
2Q20
3Q20
4Q20
1Q21
2Q21
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of the First Six Months of 2021 to the First Six Months of 2020

Segment Profit

In the first six months of 2021, segment profit of $143.3 million increased 17.5% compared to $122.0 million for the same period in the prior year. The increase was primarily driven by higher net gains on asset dispositions and lower maintenance expense, partially offset by lower revenue. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year.

Revenues

In the first six months of 2021, lease revenue decreased $11.1 million, or 2.6%, resulting from fewer railcars and locomotives on lease. Other revenue decreased $12.1 million, driven by lower repair revenue.

Expenses

In the first six months of 2021, maintenance expense decreased $23.4 million, driven by fewer regulatory compliance events, fewer repairs performed by the railroads, and improved efficiency in our owned repair shops. Depreciation expense increased $2.9 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $4.7 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $1.8 million due to higher switching, freight, and storage costs.

Other Income (Expense)

In the first six months of 2021 net gain on asset dispositions increased $22.6 million, due to higher asset remarketing gains and higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Higher net scrapping gains were impacted by a higher scrap price per ton in 2021. Net interest expense increased $1.8 million, primarily driven by a higher average debt balance, partially offset by a lower average interest rate.

Investment Volume

During the first six months of 2021, investment volume was $215.5 million compared to $270.5 million in the same period in 2020. We acquired 1,515 newly built railcars and purchased 218 railcars in the secondary market in the first six months of 2021, compared to 1,917 newly built railcars and 156 railcars purchased in the secondary market in the same period in 2020.

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

Comparison of the Second Quarter of 2021 to the Second Quarter of 2020

Segment Profit

In the second quarter of 2021, segment profit of $77.6 million increased 55.2% compared to $50.0 million for the same period in the prior year. The increase was primarily driven by higher net gains on asset dispositions and lower maintenance expense, partially offset by lower revenue. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from quarter to quarter.

Revenues

In the second quarter of 2021, lease revenue decreased $5.8 million, or 2.8%, resulting from fewer railcars and locomotives on lease. Other revenue decreased $6.3 million, driven by lower repair revenue.

Expenses

In the second quarter of 2021, maintenance expense decreased $8.9 million, driven by fewer regulatory compliance events and fewer repairs performed by the railroads, as well as improved efficiency in our owned repair shops. Depreciation expense increased $0.8 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $2.3 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $0.8 million due to higher insurance and storage costs, partially offset by lower switching and freight costs.

Other Income (Expense)

In the second quarter of 2021, net gain on asset dispositions increased $27.9 million, due to higher asset remarketing gains and higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from quarter to quarter. Higher net scrapping gains were impacted by a higher scrap price per ton in 2021. Net interest expense decreased $1.9 million, primarily driven by a lower average interest rate, partially offset by a higher average debt balance.

RAIL INTERNATIONAL

Segment Summary
Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first six months of 2021. Demand for railcars in Europe remained strong, and renewal lease rates for most car types increased slightly. Although Europe experienced a resurgence of COVID-19 cases in the second quarter, COVID-19 did not have a material impact on GRE’s financial results. However, the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

Our rail operations in India ("GRI") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Similar to Europe, India also experienced a resurgence of COVID-19 cases in the second quarter, leading to railcar manufacturing and supply disruptions. Although COVID-19 did not have a material impact on GRI's financial results, the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues
Lease revenue	$69.0	$59.1	$135.9	$117.4
Other revenue	2.7	2.1	5.2	3.9
Total Revenues	71.7	61.2	141.1	121.3

Expenses
Maintenance expense	14.2	11.9	29.6	24.8
Depreciation expense	18.4	15.8	36.7	31.3
Other operating expense	1.7	1.5	3.7	3.3
Total Expenses	34.3	29.2	70.0	59.4

Other Income (Expense)
Net gain on asset dispositions	0.8	0.2	1.1	0.3
Interest expense, net	(11.1)	(11.5)	(23.3)	(22.1)
Other income (expense)	0.2	(0.7)	0.2	(6.2)
Segment Profit	$27.3	$20.0	$49.1	$33.9

Investment Volume	$40.8	$49.9	$85.2	$119.2

GRE Fleet Data

At June 30, 2021, GRE's wholly owned fleet consisted of approximately 26,700 cars. Fleet utilization was 98.4% at June 30, 2021, compared to 98.2% at the end of the prior quarter and 98.4% at June 30, 2020. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the second quarter of 2021, an average of approximately 26,200 railcars were on lease, compared to 25,900 in the prior quarter and 25,100 for the quarter ended June 30, 2020. Changes in railcars on lease compared to prior periods are impacted by the number and timing of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the quarter ended:

	June 30 2020	September 30 2020	December 31 2020	March 31 2021	June 30 2021
Beginning balance	25,352	25,705	25,956	26,343	26,498
Cars added	423	331	446	226	359
Cars scrapped or sold	(70)	(80)	(59)	(71)	(130)
Ending balance	25,705	25,956	26,343	26,498	26,727
Utilization rate at quarter end	98.4%	98.2%	98.1%	98.2%	98.4%
Average active railcars	25,100	25,369	25,669	25,917	26,156

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q20
3Q20
4Q20
1Q21
2Q21
Active Fleet
Idle
Utilization

GRI Fleet Data

The following table shows fleet activity for GRI railcars for the quarter ended:

	June 30 2020	September 30 2020	December 31 2020	March 31 2021	June 30 2021
Beginning balance	3,908	3,908	4,032	4,156	4,292
Cars added	—	124	124	136	—
Ending balance	3,908	4,032	4,156	4,292	4,292
Utilization rate at quarter end	100.0%	100.0%	99.0%	99.0%	99.0%

Comparison of the First Six Months of 2021 to the First Six Months of 2020

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first six months ended June 30, 2021, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $9.8 million and segment profit, excluding other income (expense), by approximately $5.4 million compared to the same period in 2020.

Segment Profit

In the first six months of 2021, segment profit of $49.1 million increased 44.8% compared to $33.9 million for the same period in the prior year. The increase was primarily due to lease revenue from more railcars on lease and the positive impacts of changes in foreign exchange rates.

Revenues

In the first six months of 2021, lease revenue increased $18.5 million, or 15.8%, due to more railcars on lease at GRE and GRI, as well as the impact of foreign exchange rates.

Expenses

In the first six months of 2021, maintenance expense increased $4.8 million, primarily due to higher wheelset costs, partially offset by lower costs for other repairs. Depreciation expense increased $5.4 million, resulting from the impact of new railcars added to the fleet.

Other Income (Expense)

In the first six months of 2021, net gain on asset dispositions increased $0.8 million, attributable to higher asset remarketing gains and higher net scrapping gains. Net scrapping gains were positively impacted by a higher scrap price per ton in 2021. Net interest expense increased $1.2 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other expense decreased $6.4 million, driven by the positive impact of changes in foreign exchange rates on non-functional currency items and lower litigation costs related to the Viareggio matter.

Investment Volume

During the first six months of 2021, investment volume was $85.2 million compared to $119.2 million in the same period in 2020. In the first six months ended June 30, 2021, GRE acquired 585 newly built railcars (including 177 assembled at the GRE Ostróda, Poland facility) compared to 810 newly built railcars (including 181 assembled at the GRE Ostróda, Poland facility) and 484 railcars purchased in the secondary markets for the same period in 2020. In the first six months ended June 30, 2021, GRI acquired 136 newly built railcars, compared to 229 newly built railcars for the same period in 2020.

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

Comparison of the Second Quarter of 2021 to the Second Quarter of 2020

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the second quarter of 2021, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $5.1 million and segment profit, excluding other income (expense), by approximately $2.9 million compared to the same period in 2020.

Segment Profit

In the second quarter of 2021, segment profit of $27.3 million increased 36.5% compared to $20.0 million for the same period in the prior year. The increase was primarily due to lease revenue from more railcars on lease and the positive impacts of changes in foreign exchange rates.

Revenues

In the second quarter of 2021, lease revenue increased $9.9 million, or 16.8%, due to more railcars on lease at GRE and GRI, as well as the impact of foreign exchange rates.

Expenses

In the second quarter of 2021, maintenance expense increased $2.3 million, primarily due to higher wheelset costs, partially offset by lower costs for other repairs. Depreciation expense increased $2.6 million, resulting from the impact of new railcars added to the fleet.

Other Income (Expense)

In the second quarter of 2021, net gain on asset dispositions increased $0.6 million, attributable to higher net scrapping gains. Net scrapping gains were positively impacted by a higher scrap price per ton in 2021. Net interest expense decreased $0.4 million, due to a lower average interest rate, partially offset by a higher average debt balance. Other expense decreased $0.9 million, partially driven by lower litigation costs related to the Viareggio matter.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $22.4 million and $13.4 million for the six months and three months ended June 30, 2021, compared to $46.0 million and $22.6 million for the same periods in 2020.

The operating environment for RRPF remained challenging during the second quarter of 2021 due to the ongoing adverse impact of COVID-19 on air travel. RRPF continues to face pressure on both utilization and lease rates as a result of rent deferral requests that have been granted in the past, as well as the impact from a number of its customers having declared bankruptcy or undertaken restructuring processes. RRPF remains focused on preserving a strong liquidity position in the current environment. The risk of ongoing volatility as a result of future COVID-19 disruptions persists.

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

Portfolio Management's total asset base was $1,039.5 million at June 30, 2021, compared to $706.1 million at December 31, 2020, and $676.3 million at June 30, 2020. The increase in total assets during the six months ended June 30, 2021 is primarily attributable to the acquisition of aircraft spare engines at GEL.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues
Lease revenue	$8.3	$0.2	$11.6	$0.5
Marine operating revenue	5.1	3.3	8.7	6.6
Other revenue	0.2	0.3	0.4	0.3
Total Revenues	13.6	3.8	20.7	7.4

Expenses
Marine operating expense	5.5	3.2	10.1	7.3
Depreciation expense	5.0	1.4	7.7	2.7
Other operating expense	0.4	0.1	0.6	0.2
Total Expenses	10.9	4.7	18.4	10.2

Other Income (Expense)
Net gain on asset dispositions	0.5	0.6	1.1	1.1
Interest expense, net	(4.4)	(3.0)	(7.5)	(5.9)
Share of affiliates' pre-tax income	13.4	22.6	22.4	46.4
Segment Profit	$12.2	$19.3	$18.3	$38.8

Investment Volume	$0.5	$—	$353.0	$0.3

The following table shows the net book values of Portfolio Management's assets (in millions):

	June 30 2020	September 30 2020	December 31 2020	March 31 2021	June 30 2021
Investment in RRPF Affiliates	$551.2	$582.3	$584.7	$592.2	$561.0
GEL owned aircraft spare engines	—	—	—	350.9	347.7
Other owned assets	125.1	127.4	121.4	123.9	130.8
Managed assets (1)	21.0	19.1	17.3	15.4	13.5
________
(1)     Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of June 30, 2021, the RRPF affiliates' fleet consisted of 429 aircraft spare engines with a net book value of $4,552.1 million, compared to 445 aircraft spare engines with a net book value of $4,784.1 million at December 31, 2020 and 470 aircraft spare engines with a net book value of $4,897.9 million at June 30, 2020.

Engine utilization for the RRPF affiliates was 93.5% at June 30, 2021, compared to 92.0% at the end of the prior quarter and 95.1% at June 30, 2020. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2020	September 30 2020	December 31 2020	March 31 2021	June 30 2021
Beginning balance	478	470	439	445	438
Engine acquisitions	2	—	10	2	—
Engine dispositions	(10)	(31)	(4)	(9)	(9)
Ending balance	470	439	445	438	429
Utilization rate at quarter end	95.1%	94.3%	92.8%	92.0%	93.5%

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
500
400
300
200
100
0
Utilization
100.0%
95.0%
90.0%
85.0%
80.0%
2Q20
3Q20
4Q20
1Q21
2Q21
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Six Months of 2021 to the First Six Months of 2020

Segment Profit

In the first six months of 2021, segment profit was $18.3 million, compared to $38.8 million for the same period in the prior year. Lower segment profit was primarily driven by lower financial results at the RRPF affiliates, partially offset by earnings from aircraft spare engines directly invested by GEL in the first quarter of 2021.

Revenues

In the first six months of 2021, lease revenue increased $11.1 million, due to GEL's new investment in aircraft spare engines on lease in the current year. Marine operating revenue increased $2.1 million, driven by higher utilization and increased charter rates from the Specialized Gas Vessels.

Expenses

In the first six months of 2021, marine operating expense increased $2.8 million, due to higher bunker fuel expense and higher repairs and maintenance costs. Depreciation expense increased $5.0 million, due to the investment in new aircraft spare engines in the current year at GEL.

Other Income (Expense)

In the first six months of 2021, income from our share of affiliates' earnings decreased $24.0 million, driven by lower income from operations and lower remarketing income at RRPF.

Comparison of the Second Quarter of 2021 to the Second Quarter of 2020

Segment Profit

In the second quarter of 2021, segment profit was $12.2 million, compared to $19.3 million for the same period in the prior year. Lower segment profit was primarily driven by lower financial results at the RRPF affiliates, partially offset by earnings from GEL, our direct investment in aircraft spare engines.

Revenues

In the second quarter of 2021, lease revenue increased $8.1 million, due to GEL's new investment in aircraft spare engines on lease in the current year. Marine operating revenue increased $1.8 million, driven by higher utilization and increased charter rates from the Specialized Gas Vessels.

Expenses

In the second quarter of 2021, marine operating expense increased $2.3 million, due to higher bunker fuel expense and higher repairs and maintenance costs. Depreciation expense increased $3.6 million, due to the investment in new aircraft spare engines in the current year at GEL.

Other Income (Expense)

In the second quarter of 2021, income from our share of affiliates' earnings decreased $9.2 million, driven by lower income from operations and lower remarketing income at RRPF.

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

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Other segment profit	$2.7	$—	$3.3	$—
Selling, general and administrative expense	47.8	43.4	94.9	83.8
Unallocated interest (income) expense	0.6	(1.6)	0.4	(2.9)
Other expense (income), including eliminations	7.3	1.0	7.9	2.7

Trifleet Summary

The tank container market improved in the second quarter of 2021. Trifleet experienced increased demand and utilization during the quarter. Overall, Trifleet’s operating results are largely consistent with expectations.

Trifleet Tank Container Data

At June 30, 2021, Trifleet's owned and managed fleet consisted of approximately 18,900 tank containers compared to 19,200 at the end of the prior quarter. Fleet utilization was 84.9% at June 30, 2021 compared to 80.0% at the end of the prior quarter. Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

The following table shows fleet statistics for Trifleet's tank containers for the quarter ended:

	March 31 2021	June 30 2021
Ending balance - owned and managed	19,179	19,185
Utilization rate at quarter-end - owned and managed	80.0%	84.9%

SG&A, Unallocated Interest and Other

SG&A increased $11.1 million for the first six months of 2021 compared to the same period in the prior year. The increase was largely due to higher share-based compensation expenses, resulting from an increase in the GATX stock price during the current year, as well as the inclusion of Trifleet SG&A expenses in the current year, partially offset by lower discretionary travel and entertainment expenses.

SG&A increased $4.4 million for the second quarter of 2021 compared to the same period in the prior year. The increase was largely due to the inclusion of Trifleet SG&A expenses in the current year, higher project-related costs, and higher employee compensation expenses.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations increased $5.2 million for the first six months of 2021 compared to the same period in the prior year, driven by debt extinguishment costs resulting from the early redemption of debt, partially offset by lower non-service pension expense and the positive impact of foreign exchange rates on a foreign pension plan.

Other expense (income), including eliminations increased $6.3 million for the second quarter of 2021 compared to the same period in the prior year, driven by debt extinguishment costs resulting from the early redemption of debt, partially offset by lower non-service pension expense in the current year.

Consolidated Income Taxes

See "Note 10. Income Taxes" in Part I, Item 1 of this Form 10-Q.

DISCONTINUED OPERATIONS

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 16. Discontinued Operations" in Part I, Item 1 of this Form 10-Q for additional information. The ASC business comprises the entirety of GATX's discontinued operations.

The following table shows the components of discontinued operations, net of taxes (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	$—	$(1.3)	$—	$(2.2)
Gain on sale of discontinued operations, net of taxes	—	3.6	—	3.6
Discontinued operations, net of taxes	$—	$2.3	$—	$1.4

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

The risk of ongoing volatility as a result of future COVID-19 disruptions persists. This volatility from COVID-19 could have an ongoing negative impact on our customers, including their ability to make their lease payments timely, as well as their willingness to renew existing leases or enter into new lease contracts. We have a strong liquidity position, solid balance sheet, and access to capital that we expect will enable GATX to continue to effectively manage through the COVID-19 pandemic. As of June 30, 2021, we had an unrestricted cash balance of $417.9 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2024 and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2026, both of which are fully available as of June 30, 2021.

The following table shows our principal sources and uses of cash from continuing operations for the six months ended June 30 (in millions):

	2021	2020
Principal sources of cash
Net cash provided by operating activities	$198.6	$199.3
Portfolio proceeds	124.1	89.6
Other asset sales	29.1	12.8
Proceeds from issuance of debt, commercial paper, and credit facilities	1,072.6	1,348.0
Total	$1,424.4	$1,649.7

Principal uses of cash
Portfolio investments and capital additions	$(663.4)	$(391.5)
Repayments of debt, commercial paper, and credit facilities	(589.2)	(1,110.1)
Purchases of assets previously leased - financing activities	(33.3)	(7.9)
Dividends	(37.9)	(36.4)
Total	$(1,323.8)	$(1,545.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first six months of 2021 was $198.6 million, a decrease of $0.7 million compared to the same period in 2020. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower payments for operating leases and other operating expenses were partially offset by higher cash payments for income taxes and interest expense.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $124.1 million for the six months of 2021 increased by $34.5 million from the prior year, primarily due to higher proceeds from railcar and locomotive sales at Rail North America.

Proceeds From Issuance of Debt

Proceeds from the issuance of debt for the first six months ended June 30, 2021 were $1,072.6 million (net of hedges and debt issuance costs). In the first six months of 2021, we issued $400 million of 10-year unsecured debt, $300 million of 30-year unsecured debt, and drew $384 million from our 3-year unsecured delayed draw bank term loan. Of the $384 million originally drawn on the delayed draw term loan, $134 million was subsequently repaid.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. Portfolio investments and capital additions of $663.4 million for the first six months of 2021 increased $271.9 million compared to 2020, primarily due to the acquisition of 14 aircraft spare engines at GEL, partially offset by fewer railcars acquired at Rail North America and Rail International.

Repayments of Debt

Debt repayments of $589.2 million for the first six months of 2021 were $520.9 million lower than prior year. In the first six months of 2021, repayments included the $150 million early redemption of our 5.625% Senior Notes due 2066, $300 million redemption of Senior Notes, and $134 million pay-down on the 3-year delayed draw bank term loan.

Purchases of Assets Previously Leased

In the six months ended June 30, 2021, we exercised options to acquire 898 railcars previously recorded on the balance sheet as a finance lease for $33.3 million, compared to the exercise of options to acquire 166 railcars previously recorded on the balance sheet as a finance lease for $7.9 million in 2020.

Share Repurchase Program

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021, $150.0 million remained available under the repurchase authorization.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2021 (in millions):

	Payments Due by Period
	Total	2021 (1)	2022	2023	2024	2025	Thereafter
Recourse debt	$5,837.8	$300.0	$368.6	$500.0	$543.1	$537.2	$3,588.9
Interest on recourse debt (2)	1,801.5	95.4	182.7	171.0	155.5	141.2	1,055.7
Commercial paper and credit facilities	17.9	17.9	—	—	—	—	—
Operating lease obligations	352.7	18.5	42.0	39.9	37.7	35.1	179.5
Purchase commitments (3)	1,366.6	481.1	545.7	339.8	—	—	—
Total	$9,376.5	$912.9	$1,139.0	$1,050.7	$736.3	$713.5	$4,824.1
__________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2021.
(3)    Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements. The amount shown for 2021 includes $43.6 million related to options we exercised to purchase 1,431 railcars that are currently on lease.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars. As of December 31, 2020, all 8,950 railcars have been ordered and delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. At June 30, 2021, 2,524 railcars have been ordered, of which 1,785 railcars have been delivered, pursuant to the amended terms of the agreement.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. ARI's railcar manufacturing business was subsequently acquired by The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and Greenbrier assumed all of ARI's obligations under our long-term supply agreement. Under this agreement 450 railcars were to be delivered in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. As of June 30, 2021, 5,894 railcars have been ordered, of which 3,026 have been delivered. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the six months ended June 30, 2021:

Europe (1)
Balance as of June 30 (in millions)	$17.9
Weighted-average interest rate	0.8%
Euro/dollar exchange rate	1.19

Average daily amount outstanding year to date (in millions)	$20.8
Weighted-average interest rate	0.9%
Average Euro/dollar exchange rate	1.21

Average daily amount outstanding during the second quarter (in millions)	$20.3
Weighted-average interest rate	0.9%
Average Euro/dollar exchange rate	1.21

Maximum daily amount outstanding (in millions)	$34.2
Euro/dollar exchange rate	1.22
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

During the second quarter of 2021, we entered into a new $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2026. The new credit facility contains two extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of June 30, 2021, the full $600 million was available under this facility. Additionally we entered into a new $250 million 3-year unsecured revolving credit facility in the U.S., expiring in May 2024. This facility also has two one-year extension options. This replaced our prior $250 million 3-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of June 30, 2021, the full $250 million was available on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of June 30, 2021, €20.5 million was available under these credit facilities.

Delayed Draw Term Loan

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provides for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances could have been made from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and may not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. In the first quarter of 2021, we drew $384 million on the Term Loan and terminated the remaining unused commitment of $116 million. In the second quarter of 2021, we paid down $134 million of the outstanding amount. As of June 30, 2021, $250 million was drawn on the Term Loan.

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

At June 30, 2021, our European rail subsidiaries had outstanding term loan and private placement debt balances totaling €580.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At June 30, 2021, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of June 30, 2021, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(417.9)	$(958.9)	$(292.2)	$(459.8)	$(492.9)
Commercial paper and bank credit facilities	17.9	19.6	23.6	13.5	5.9
Recourse debt	5,803.1	6,374.6	5,329.0	5,183.0	5,047.5
Operating lease obligations	298.7	328.0	348.6	368.0	372.3
Finance lease obligations	43.6	—	33.3	—	31.8
Total debt and lease obligations, net of unrestricted cash	$5,745.4	$5,763.3	$5,442.3	$5,104.7	$4,964.6

Total recourse debt (1)	$5,745.4	$5,763.3	$5,442.3	$5,104.7	$4,964.6
Shareholders' Equity	$1,971.4	$1,960.0	$1,957.4	$1,930.0	$1,875.3
Recourse Leverage (2)	2.9	2.9	2.8	2.6	2.6
________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in million, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income (GAAP)	$5.5	$39.3	$42.0	$85.6
Less: Net income from discontinued operations (GAAP)	—	2.3	—	1.4
Net income from continuing operations (GAAP)	$5.5	$37.0	$42.0	$84.2

Adjustments attributable to pre-tax income from continuing operations:
Debt extinguishment costs (1)	4.5	—	4.5	—
Total adjustments attributable to pre-tax income from continuing operations	$4.5	$—	$4.5	$—
Income taxes thereon, based on applicable effective tax rate	$(1.1)	$—	$(1.1)	$—

Adjustments attributable to affiliates' earnings, net of taxes:
Income tax rate change (2)	39.7	—	39.7	—
Total adjustments attributable to affiliates' earnings, net of taxes	$39.7	$—	$39.7	$—
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$48.6	$37.0	$85.1	$84.2
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$—	$2.3	$—	$1.4
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$48.6	$39.3	$85.1	$85.6

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Diluted earnings per share from consolidated operations (GAAP)	$0.15	$1.11	$1.17	$2.42
Less: Diluted earnings per share from discontinued operations (GAAP)	—	0.06	—	0.04
Diluted earnings per share from continuing operations (GAAP)	$0.15	$1.05	$1.17	$2.38

Adjustments attributable to income from continuing operations, net of taxes:
Debt extinguishment costs (1)	0.09	—	0.09	—

Adjustments attributable to affiliates' earnings from continuing operations, net of taxes:
Income tax rate change (2)	1.10	—	1.10	—
Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) *	$1.35	$1.05	$2.37	$2.38
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$—	$0.06	$—	$0.04
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) *	$1.35	$1.11	$2.37	$2.42
*bSum of individual components may not be additive due to rounding.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2021	2020
Net income (GAAP)	$107.7	$187.3
Less: Net income from discontinued operations (GAAP)	(0.3)	23.8
Net income from continuing operations (GAAP)	$108.0	$163.5

Adjustments attributable to pre-tax income from continuing operations:
Debt extinguishment costs (1)	4.5	—
Total adjustments attributable to pre-tax income from continuing operations	$4.5	$—
Income taxes thereon, based on applicable effective tax rate	$(1.1)	$—

Adjustments attributable to affiliates' earnings, net of taxes:
Income tax rate change (2)	39.7	—
Income tax rate change (3)	12.3	—
Total adjustments attributable to affiliates' earnings, net of taxes	$52.0	$—
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$163.4	$163.5

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (4)	—	(8.1)
Total adjustments attributable to discontinued operations, net of taxes	$—	$(8.1)
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$(0.3)	$15.7

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$163.1	$179.2

Return on Equity (GAAP)	5.6%	10.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (5)	10.3%	11.8%
_______
(1)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(2)    Deferred income tax adjustment due to an enacted corporate income tax rate increase in the United Kingdom in 2021.
(3)    Deferred income tax adjustment due to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom in 2020.
(4)     Net casualty gain attributable to insurance recovery for a vessel at ASC.
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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No share repurchases were completed during the second quarter of 2021. As of June 30, 2021, $150.0 million remained available under the repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2021 and 2020, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX's Form 8-K dated October 31, 2013, file number 1-2328.
3.2
Amended and Restated By-Laws of GATX Corporation, as amended and restated on April 23, 2021, are incorporated herein by reference to Exhibit 3.1 of GATX's Form 8-K dated April 29, 2021, file number 1-2328.

10.1
Five Year Credit Agreement dated as of May 21, 2021, among GATX Corporation, as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, Morgan Stanley MUFG Loan Partners, LLC and KeyBank National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto, is incorporated by reference to Exhibit 10.1 of GATX’s Form 8-K dated May 27, 2021, file number 1-2328.

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

Date: July 30, 2021