Form 10-K
period 2021-12-31
GATX CORP
filed 2022-02-17
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3.1 billion as of June 30, 2021.

There were 35.4 million common shares outstanding at January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 11, 2022	PART III

GATX CORPORATION
2021 FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and, accordingly, involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. Forward-looking statements include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "outlook," "continue," "likely," "will," "would", and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"), could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•the duration and effects of the global COVID-19 pandemic and any mandated pandemic mitigation requirements, including adverse impacts on our business, personnel, operations, commercial activity, supply chain, the demand for our transportation assets, the value of our assets, our liquidity, and macroeconomic conditions
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦weak macroeconomic conditions
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading"
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including reduced demand for air travel, geographic exposure and customer concentrations
◦other operational or commercial needs or decisions of our customers
◦customers' desire to buy, rather than lease, our transportation assets
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income

•inability to successfully consummate and manage ongoing acquisition and divestiture activities
•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and the risks that certain factors that adversely affect Rolls-Royce could have an adverse effect on our businesses
•fluctuations in foreign exchange rates
•inflation or deflation
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•asset impairment charges we may be required to recognize
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•changes in banks' inter-lending rate reporting practices and the phasing out of LIBOR
•competitive factors in our primary markets, including competitors with significantly lower costs of capital
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties, sanctions, or trade barriers affecting our activities in the countries where we do business
•changes in, or failure to comply with, laws, rules, and regulations
•U.S. and global political conditions
•inability to obtain cost-effective insurance
•environmental liabilities and remediation costs
•potential obsolescence of our assets
•inadequate allowances to cover credit losses in our portfolio
•operational, functional and regulatory risks associated with severe weather events, climate change and natural disasters
•inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we," "us," "our," and similar terms), a New York corporation founded in 1898, is the leading global railcar lessor, owning fleets in North America, Europe, and Asia. In addition, jointly with Rolls-Royce plc, we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment. On May 14, 2020, we completed the sale of our ASC business to Rand Logistics, Inc. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" in Part II, Item 8 of this Form 10-K for additional information. On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of the largest tank container lessors in the world. Financial results for this business is reported in the Other segment. See "Note 4. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

At December 31, 2021, we had total assets of $9.5 billion, composed largely of railcars.

OPERATIONS

GATX RAIL BUSINESS OVERVIEW

Our wholly owned fleet of approximately 147,000 railcars is one of the largest railcar lease fleets in the world. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and Russia, and freight cars in India. The following table sets forth our worldwide rail fleet data as of December 31, 2021:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	61,540	52,976	114,516	288	114,804	568
Rail International	22,508	9,811	32,319	7	32,326	—
Total	84,048	62,787	146,835	295	147,130	568

Our rail customers primarily operate in the petroleum, chemical, food/agriculture, and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship nearly 600 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

	General-Service Tank Cars	High-Pressure Tank Cars	Specialty Tank Cars	Specialty/Pneumatic Covered Hoppers	Gravity Covered Hoppers	Open-Top Cars	Boxcars	Flatcars
Principal Industries Served	Petroleum/Biofuels	Petroleum	Chemical	Plastics	Agriculture	Energy	Food	Automotive
	Chemical	Chemical	Petroleum	Food	Energy	Steel	Consumer Goods	Manufactured Goods
	Food		Mining	Industrial	Industrial	Construction	Forest Products	Consumer Goods
	Agriculture				Construction	Forest Products	Packaging	Energy
	Construction						Construction	Steel

Principal Commodities	Petroleum Products	Liquefied Petroleum Gas Products	Sulfuric Acid	Plastics	Fertilizer	Coal	Packaged Food and Beverages	Vehicles
	Fertilizer Products	Propylene	Molten Sulfur	Flour	Grain	Metals and Related	Paper and Packaging	Packaged Goods
	Ethanol/Biofuels	Vinyl Chloride Monomer	Hydrochloric Acid	Sugar	Sand	Aggregates	Lumber and Building Products	Lumber
	Edible Oils and Syrups	Miscellaneous Chemicals	Caustic Soda	Starch	Cement, Granules	Coke	Mixed Freight	Steel Products
	Chemicals		Phosphoric Acid	Carbon Black	Soda Ash	Waste		Mixed Freight

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated economic useful lives of 27 to 45 years and an average age of approximately 22 years. Rail North America has a large and diverse customer base, serving approximately 860 customers. In 2021, no single customer accounted for more than 4% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 22% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar types and market conditions. The average remaining lease term of the North American fleet was approximately 34 months as of December 31, 2021. Rail North America’s primary competitors are Union Tank Car Company, Wells Fargo Rail, CIT Rail, and Trinity Industries Leasing Company. Rail North America competes primarily on the basis of availability of railcars, lease rate, maintenance capabilities, customer relationships, and engineering expertise.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, The Greenbrier Companies, Inc. (“Greenbrier”) and its subsidiaries, National Steel Car Ltd., and Freightcar America. We also acquire railcars in the secondary market. In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At December 31, 2021, 3,036 railcars have been ordered pursuant to the amended terms of the agreement, of which 2,280 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of Greenbrier on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of December 31, 2021, 6,141 railcars have been ordered, of which 3,838 railcars have been delivered. The agreement included an option to order additional railcars subject to certain restrictions and, as of December 31, 2021, we still have the option to order 2,200 additional railcars during the remaining term of the agreement.

Rail North America also owns a fleet of locomotives, consisting of 539 four-axle and 29 six-axle locomotives as of December 31, 2021. Locomotive customers are primarily regional and short-line railroads, industrial users, and Class I railroads. Lease terms vary from month-to-month to ten years. As of December 31, 2021, the average remaining lease term of the locomotive fleet was approximately 25 months. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Rail, and Progress Rail Services Corporation. Competitive factors in the market include availability of locomotives, lease rates, customer service, and maintenance.

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

In order to increase the efficiency of our maintenance network, Rail North America sold three of its customer-dedicated sites and three mobile repair units in 2021. Subsequent to year-end, Rail North America has sold one additional customer-dedicated site. Railcar maintenance demand was not sufficient to consistently achieve adequate productivity from these locations.

At December 31, 2021, Rail North America’s maintenance network consisted of:

•Six major maintenance facilities that can complete nearly all types of maintenance services.
•Two smaller maintenance facilities with more limited capabilities.
•Three customer-dedicated sites operating within customer facilities that offer services tailored to the needs of our customers’ fleets.
•Five locations with mobile units that travel to many track-side field locations to provide spot repairs and interior cleaning services.
    The maintenance network is supplemented by a number of preferred third-party maintenance providers and railroads. In 2021, third-party maintenance network expenses accounted for approximately 21% of Rail North America’s total maintenance network expenses, excluding repairs performed by the railroads. In 2021, wholly owned and third-party maintenance facilities performed approximately 42,700 service events, including multiple independent service events for the same car.
Our maintenance activities are dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. Revenue earned from these types of maintenance services is recorded in other revenue. We may also perform maintenance and repair activities on cars owned by third parties.

Affiliates

GATX is a co-founder of, and owns a 17% share in the RailPulse LLC ("RailPulse") joint venture. GATX’s partners include Norfolk Southern Railway Company, Genesee & Wyoming Inc., Trinity Industries, Inc., Watco Companies, LLC, and Greenbrier Leasing, LLC. The RailPulse joint venture was formed to create an industry-wide telematics platform to enable the use of telematics devices to gather data and enhance rail safety and the value proposition for rail shippers across North America. As of December 31, 2021, RailPulse is preparing to launch its first service pilot, and has publicly stated its intention to enter regular service in 2023. The financial results of RailPulse are not currently material to GATX.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("GRI"), and Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. These railcars have estimated useful lives of 35 to 40 years and an average age of approximately 17 years. GRE has a diverse customer base with approximately 240 customers. In 2021, one customer accounted for approximately 12% of GRE's total lease revenue and the top ten customers combined accounted for approximately 50% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2021, the average remaining lease term of the European fleet was approximately 26 months. GRE's primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Wascosa AG, and Touax. GRE competes principally on the basis of availability of railcars, customer relationships, lease rate, and maintenance expertise.

GRE acquires new railcars primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Duro Dacovic, On Rail, and Tatravagonka a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2021, GRE had commitments to acquire from third parties, primarily from Gök Yapi San. Tic. a.s., Duro Dacovic, Greenbrier-Astra Rail, and Tatravagonka Poprad, approximately 1,400 newly manufactured railcars to be delivered in 2022. The majority of these railcars have committed leases in place with customers.

As of December 31, 2021, GRI owned 4,830 railcars with estimated useful lives of 15 to 25 years. GRI's leases are net leases and have terms generally ranging from four to fourteen years. As of December 31, 2021, the average remaining lease term of the Indian fleet was approximately 5 years. GRI has a small customer base with twelve customers in the automotive, container, steel, cement, and bulk commodities transport sector, as well as one customer in the public sector. As of December 31, 2021, GRI had entered into contracts to acquire 548 railcars to be delivered in 2022, the majority of which have committed leases in place with customers.

As of December 31, 2021, Rail Russia owned 380 railcars with useful lives of 22 to 32 years. Rail Russia's leases have terms generally ranging from three to seven years. As of December 31, 2021, the average remaining lease term of the Russian fleet was approximately 3 years. Rail Russia has a small customer base with three customers in the timber, food products, and chemical sectors.

Maintenance

As of December 31, 2021, GRE operates a maintenance facility in Ostróda, Poland. This facility assembles railcars for GRE's fleet and performs significant repairs, regulatory compliance, and modernization work for our owned railcars. This facility is supplemented by a number of third-party repair facilities. The third party facilities accounted for approximately 69% of GRE's fleet repair costs in 2021.

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

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, directly-owned aircraft spare engines and five liquefied gas-carrying vessels (the "Specialized Gas Vessels").

Investment Portfolio
Affiliates

The Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”) are a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: leasing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and leasing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2021, the RRPF affiliates, in aggregate, owned 407 engines, of which 199 were on lease to Rolls-Royce. Aircraft engines generally have an estimated economic useful life of 20 to 25 years when new and, depending on actual usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of December 31, 2021, the average age of these engines was approximately 12 years. Lease terms vary, but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all maintenance activities.

Owned and Managed Assets

As of December 31, 2021, Portfolio Management's owned assets consisted primarily of aircraft spare engines and the Specialized Gas Vessels.

In 2021, GATX began investing directly in aircraft spare engines through its new entity, GATX Engine Leasing ("GEL"). During 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. GEL leases the aircraft spare engines to airline customers, and the engine lease administration is managed by the RRPF affiliates. Aircraft spare engines generally have an estimated economic useful life of 20 to 25 years when new and, depending on actual usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of December 31, 2021, the average age of these engines was approximately 2 years. Lease terms vary, but typically range from 10 to 12 years.

The Specialized Gas Vessels are commercially managed by Anthony Veder Group B.V. ("Veder"). Veder, based in the Netherlands, owns and operates a fleet of specialized gas-carrying vessels under contracts and charters with customers in the oil and gas industry. The Specialized Gas Vessels engage in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short- and medium-term contracts for major oil and chemical customers worldwide.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and the remarketing of these assets. As of December 31, 2021, Portfolio Management's managed activities consisted primarily of managing leases of two power generating assets.

OTHER

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of largest tank container lessors in the world, headquartered in Dordrecht, Netherlands. As of December 31, 2021, Trifleet owned and managed a fleet of approximately 20,000 tank containers, leased to a diverse base of approximately 300 customers in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, as well as to tank container operators. These tank containers have estimated useful lives of 15 to 25 years and an average age of approximately 8 years for the combined owned and managed fleet. Trifleet's lease terms generally range from one to five years and as of December 31, 2021, the average remaining lease term of the combined owned and managed fleet was approximately 23 months. Trifleet manages tank containers on behalf of third-party container investors under long-term agreements. Under these agreements, Trifleet earns fees for managing these investor-owned fleets, and provides various services, including the sourcing of new containers and customers, leasing and remarketing of tank containers, and arranging inspection and maintenance services. Trifleet's primary competitors are Eurotainer, Exsif, Seaco, and CS Leasing.

Trifleet acquires new tank containers primarily from China International Marine Containers (Group) Ltd. ("CIMC"), Welfit Oddy, Jingjiang Asian-Pacific Logistics Equipment Co., Ltd. ("JJAP"), and Nantong Tank Container Co., Ltd. As of December 31, 2021, Trifleet had commitments to acquire from third parties, primarily from CIMC and JJAP, 678 newly manufactured tank containers to be delivered in 2022.

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

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information.

HUMAN CAPITAL

The strength of our workforce is a significant contributor to our success. To facilitate talent attraction and retention, we endeavor to make GATX a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers. This is supported by fair compensation, a range of benefits, health and wellness offerings, and by programs that build connections between our employees and their communities.

Employees and Employee Relations

As of December 31, 2021, we employed 1,863 persons globally, of whom approximately 35% were union workers covered by collective bargaining agreements. The hourly employees at our U.S. service centers are represented by the United Steelworkers.

Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information about our employees and concentration of labor force.

Diversity and Inclusion

GATX is committed to fostering a diverse, equitable, and inclusive environment where employees feel valued and welcomed to be their best personally and professionally. In recent years, GATX has committed to strengthening its culture of diversity and inclusion by implementing key hiring and retention initiatives, including:

•a hiring initiative, which encourages diverse hires and aims to mitigate unconscious bias;
•diverse candidate slates for management and management-feeder positions;
•interviewer slates designed to have diverse voices involved in the selection process;
•a consistent methodology for evaluating candidates to maintain focus on job-related criteria;
•hiring, promoting, and developing female talent in order to increase female representation in leadership positions;
•conducting an annual compensation analysis to ensure gender, race, and ethnicity pay equity for professional, managerial, and executive level positions; and
•administration of an employee engagement survey, including specific questions geared toward diversity and inclusion.

In 2021, GATX hired a head of Diversity, Equity, and Inclusion ("DEI") and initiated:

•a Day of Understanding for employees, which included workshops, panels, and speakers on DEI topics, and
•targeted DEI training for leaders and salaried employees.

Talent Development and Retention

We believe our ability to attract, retain, and develop top talent is critical to our success. We have been voted a top workplace in Chicago by our employees and have a high overall rate of retention. In addition, we conduct employee engagement surveys to gather valuable feedback. We are focused on creating experiences and programs that foster professional growth, performance, and retention while meeting the evolving needs of our business. GATX invests significant resources in the training and development of our employees with programs such as Leadership 101 for eligible supervisors, Learning Paths for eligible employees, Business Series sessions for employees to learn about different aspects of GATX, professional development courses, e-learning, and certification programs for maintenance personnel to enable career progression through higher skilled roles. Our talent development programs are designed to broaden representation in leadership pipelines while also providing employees with the resources they need to help achieve their career goals, build management skills, and lead their organizations. GATX also has employee resource groups dedicated to enhancing our diverse and inclusive culture, including three resource groups focusing on women in leadership, BIPOC employees, and LGBTQ+ employees.

Compensation and Benefits

GATX provides comprehensive compensation and benefits programs to support our employees’ overall well-being. In addition to salaries, these programs include annual bonuses, stock awards, a matched 401(k) plan, comprehensive health insurance, prescription drug coverage, health savings accounts, and paid time off. Our retirement program includes a defined benefit plan, health reimbursement account, and pre-65 medical plan for employees retiring from the company. Other benefits include life, disability, and accident insurance, paid parental leave, identity theft coverage, flexible time off, adoption assistance, tuition reimbursement, and telecommuting flexibility.

Safety

GATX strives to maintain the highest levels of safety by fostering a culture that makes safety a top priority. GATX utilizes a continuous improvement methodology to identify safety risks and hazards and drive improvement initiatives.

We continue to ensure that our railcar maintenance facility employees and inspectors who are essential workers in the rail industry can safely perform their jobs every day by screening, maintaining safe work practices, and executing robust cleaning practices within our repair facility network in order to minimize COVID-19 risk to our employees, their families, and the communities in which we operate. We continue to manage actual and potential exposure to COVID-19 of our employees to minimize transmission and also offered vaccine incentives and benefits.

GATX continues to be recognized as a Responsible Care Partner by the American Chemistry Council and the Chemical Industry Association of Canada ("CIAC") and is an active participant in the Transportation Community Awareness and Emergency Response initiative, a national outreach effort assisting communities to prepare for and respond to possible hazardous materials transportation incidents. In 2020, GATX donated a tank car to the CIAC to provide tank car and service equipment training to emergency responders throughout Canada. Additionally, GATX offers training on the proper use of our equipment and on regulations that impact our business. We hold training events at customer locations across North America through the use of our TankTrainer™ mobile classroom. In the past four years, we have trained more than 1,600 customers and emergency responders.

Community Commitment

We believe that building connections between our employees and their communities creates a more meaningful, fulfilling, and enjoyable workplace. GATX has a long history of supporting causes in communities where our employees live and work, establishing a company culture that values strong corporate citizenship. Every year, we organize and encourage employees to volunteer and give back through programs that focus on addressing the needs of underserved populations and building vibrant communities. In 2021, through our partnership with Big Shoulders Fund, which provides support to inner-city schools in Chicago, employees engaged students during virtual service days and volunteered on site to clean and ready schools for the new school year. Further, GATX employees have mentored Big Shoulders students since 2016 and comprise the largest single group of mentors to the organization. We also know that our employees’ philanthropic interests and passions are as unique as our employees themselves. Therefore, to further support and encourage their individual efforts, in 2021 we implemented a “Do Good Day”, a paid day off for full-time corporate employees in North America to volunteer in their communities for a cause personally meaningful to them. Finally, we held our annual employee giving campaign and fundraiser for the Make-A-Wish Foundation of Illinois, and in 2021, we celebrated 25 years of partnership with Make-A-Wish and more than $5 million in total giving to the organization to help grant wishes.

Sustainability

Consistent with our vision, we are committed to growing our business in a sustainable and socially responsible manner, and we demonstrate our commitment through our programs and initiatives. Our Environmental, Social and Governance (“ESG”) Committee, a multi-functional team, meets periodically to develop, assess, and prioritize ESG topics that are important to our business and our stakeholders and to continually improve both the measurement and transparency of our ESG disclosures and practices. The ESG Committee has primary management responsibility for our ongoing and developing ESG efforts. We maintain a Sustainability page on our website (www.gatx.com) to highlight our environmental and social responsibility accomplishments and provide key performance data to our stakeholders. In 2021, GATX issued its first Sustainability Accounting Standards Board ("SASB") report, which discloses metrics related to relevant ESG factors. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

ENVIRONMENTAL MATTERS

Our operations, facilities and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters; air emissions; toxic substances; the generation, handling, storage, transportation, and disposal of waste and hazardous materials; and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties, or other liabilities. Environmental risks and compliance with applicable environmental laws and regulations are inherent in the use of rail and other transportation assets, which can involve transporting chemicals and other hazardous materials.

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean-up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2021, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

We recognize that climate change has the potential to impact our leasing business and maintenance operations. GATX continues to evaluate, quantify, and report on business, operational, and strategic risks associated with climate change. In 2021, GATX calculated and published 2019 and 2020 Scope 1 and Scope 2 greenhouse gas emissions for all our facilities globally and initiated an assessment of our full value chain impacts on the environment in an effort to identify opportunities to reduce those impacts.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney (1)	Chairman, President and Chief Executive Officer	2005	62
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	53
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	67
Robert C. Lyons (2)	Executive Vice President and President, Rail North America	2018	58
M. Kim Nero	Executive Vice President and Chief Human Resources Officer	2021	47
N. Gokce Tezel	Executive Vice President and President, Rail International	2018	47
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	54
Jennifer M. McManus	Senior Vice President, Controller and Chief Accounting Officer	2020	42
Paul F. Titterton (3)	Senior Vice President and Chief Operating Officer, Rail North America	2018	46
Jennifer L. Van Aken	Senior Vice President, Treasurer and Chief Risk Officer	2020	47
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	59
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer, Rail North America	2018	54
_______
(1)    On December 3, 2021, Mr. Kenney notified the Board of Directors of his decision to retire as an officer of the Company effective April 22, 2022, following the Annual Meeting of Shareholders. It is expected that Mr. Kenney will continue to serve on the Company’s Board as non-executive Chairman until October 31, 2022, at which time he intends to retire from the Board.
(2)    On December 3, 2021, the Board appointed Mr. Lyons to the position of President and Chief Executive Officer, effective at the time of Mr. Kenney’s retirement on April 22, 2022. The Board intends to nominate Mr. Lyons for election as a director at the 2022 Annual Meeting of Shareholders.
(3)    On January 28, 2022, the Board appointed Mr. Titterton to the position of Executive Vice President and President, Rail North America, effective at the time of Mr. Lyons' transition to the position of President and Chief Executive Officer on April 22, 2022.

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

•Ms. Nero was elected Executive Vice President and Chief Human Resources Officer in May 2021. Prior to joining GATX, Ms. Nero served as Vice President, Human Resources at Ferrara Candy Company. Prior to that, she held positions in sales and then went on to lead global human resources functions in the financial, pharmaceutical, consumer packaged goods, and manufacturing industries at Discover, EVRAZ, Eli Lilly, and SC Johnson Wax.

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

AVAILABLE INFORMATION

We make available free of charge at our website, www.gatx.com, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy, and other information that we have filed with the SEC. The SEC website may be found at http://www.sec.gov. Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Company Officers are posted under Corporate Governance in the Investor Relations section of our website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Company Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on our website is not incorporated by reference into this report.

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

Business and Operational Risks

The global COVID-19 pandemic had an adverse impact on our businesses and financial performance, and the duration and extent of the pandemic could prolong or increase the adverse impact on some or all of our businesses. We are unable to predict the extent to which the pandemic and measures taken in response to the pandemic may adversely affect our personnel, operations, commercial activity, asset values, financial position or liquidity in the future.

The ongoing COVID-19 pandemic (including the emergence of new variants) has caused, to varying degrees, a slowdown of economic activity around the world (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, a dramatic reduction in air travel, and volatility and disruption of financial markets, and we expect that some or all of these impacts may continue for the foreseeable future. Such disruptions resulted in, and may still result in, (i) reduced demand for leasing of certain railcar types and, in particular, for aircraft spare engines, which continue to be adversely impacted, (ii) downward pressure on lease rates and renewals, and in the case of our RRPF affiliates, accommodations of certain requests by customers for payment deferrals and rate restructuring, and (iii) reductions in asset disposition for certain of our segments. We also face ongoing operational challenges from the need to protect employee health and safety and may continue to encounter ongoing workplace disruptions. Our remote work arrangements for employees pose challenges for those employees and our IT systems, which could strain our business continuity plans, and introduce operational risk, including cybersecurity and IT systems management risks. The situation surrounding COVID-19 remains fluid, and financial markets could experience additional disruption or increased volatility attributable to the pandemic, including the emergence of new variants.

Jurisdictions in which we operate may adopt vaccine, testing, or other pandemic mitigation requirements and, if such requirements are imposed, they could result in labor disruptions, employee attrition, and difficulty securing future labor needs, as well as have impacts on the broader employment market and the supply chain, our suppliers, and our customers.

The duration of, and the situation surrounding, the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, and the pandemic’s impact on our costs, operations, financial performance, and liquidity, as well as its impact on our ability to successfully execute our business strategy, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: actions taken by other in response to the pandemic; impacts on global and regional economies, travel, and economic activity; economic uncertainty and volatility in financial markets; and global supply chain disruptions. As a result, we expect COVID-19 may continue to negatively impact our operating results in future periods, including by increasing many of the risks described below. However, we are currently unable to provide any assurance as to the likelihood, magnitude, and duration of any such impact.

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

We also perform a variety of government or industry-mandated maintenance programs on our fleet of transportation assets. These compliance programs are cyclical in nature, and as a result, we can face significant increases in the number of maintenance events in any given year. A significant increase in maintenance events or severe constraints in the repair networks may negatively impact our operations and substantially increase maintenance and other related costs as a result of increased volume or the need to utilize higher cost third party maintenance providers. In addition, while we rely on third party maintenance providers to assist with these compliance procedures for our transportation assets, high demand faced by these providers from other asset owners may constrain our access to the providers or may substantially increase our costs.

Events that negatively affect certain assets, customers, or geographic regions could have a negative impact on our results of operations.

We generally derive our revenues from a variety of asset types, customers, industries, and geographic locations. However, from time to time we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations. We are monitoring the potential conflict between Russia and Ukraine. The situation remains uncertain, and while we do not expect that it would be material to GATX, a conflict in Ukraine or the imposition of sanctions on Russia could result in an adverse impact on certain of our businesses, operations, and assets.

Our long-term railcar purchase commitments could subject us to material operational and financial risks.

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. In order to obtain committed access to a supply of newly built railcars on competitive terms, we regularly enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. Some of these agreements may provide for flexibility in the pricing, timing, and quantity of our purchasing commitments, while other agreements may provide no such flexibility. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars at reasonable rates, or at all. Furthermore, we may be required to take delivery of railcars at points when our financing costs may be high. These factors could negatively affect our revenues and profitability. In addition, if tariffs, trade disputes, commodity prices, supply chain disruptions, or other factors lead to higher prices for steel or other raw materials used to manufacture railcars, we may be required to pay higher prices to purchase new railcars, which could adversely affect our ability to profitably lease those railcars to customers.

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

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions and divestitures may present financial, managerial, and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and costs, assumption of liabilities and indemnities, increased compliance risks, and potential disputes with the buyers or sellers or third parties. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses, which may reduce our profitability. If we are unable to consummate such transactions, we will not receive the expected benefits, and alternative favorable opportunities to divest may not be available to us. If we cannot successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, or are unable to complete a divestiture, our financial results could be adversely affected.

We rely on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and certain factors that adversely affect Rolls-Royce could have an adverse effect on those businesses.

GATX and Rolls-Royce plc. (“Rolls-Royce”) each own 50% of domestic and foreign joint venture entities (collectively, the “RRPF affiliates” or “RRPF”) that own and lease aircraft spare engines to Rolls-Royce and owners and operators of commercial aircraft. In addition, GATX directly invests in Rolls-Royce aircraft spare engines through its wholly-owned subsidiary, GATX Engine Leasing Ltd., and places these engines on long-term leases with airline operators, with RRPF serving as the asset manager. Rolls-Royce is a major customer of the RRPF affiliates, as well as a critical supplier of aircraft spare engines and commercial, technical, and maintenance services to GATX and the RRPF affiliates. Rolls-Royce and RRPF are facing and may continue to face significant adverse financial and operational issues due to travel restrictions and the material decline in air travel associated with the COVID-19 pandemic. A deterioration in (1) the performance of services provided by Rolls-Royce or RRPF, or (2) the durability and reliability of Rolls-Royce engines, or (3) the financial condition, creditworthiness or liquidity of Rolls-Royce or RRPF could negatively impact GATX’s financial performance.

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

In addition to changes in laws, rules, and regulations that may make transportation assets obsolete, changes in the preferred method our customers use to ship their products, changes in demand for particular products, or a shift by customers toward purchasing assets rather than leasing them may adversely impact us. Our customers’ industries are driven by dynamic market forces and trends, which are influenced by economic and political factors. Changes in our customers' markets may significantly affect demand for our transportation assets.

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
•Sudden changes in foreign currency exchange controls
•Discriminatory or conflicting fiscal policies
•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions
•Inability to access railcar or tank container supply
•Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries
•Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base
•Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business, or retaliatory sanctions by such countries on U.S. companies
•Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, regulations, and similar restrictions on our operations outside the United States
•Unforeseen developments and conditions, including terrorism, war, epidemics, and international tensions and conflicts.

Information Technology Risks

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our information technology (“IT”) infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

Threats to IT systems associated with cybersecurity risks and cyber incidents or attacks have continued to increase in recent years in their frequency and levels of sophistication and intensity by sophisticated and organized groups and individuals with a wide range of motives and expertise. We rely on our IT infrastructure to process, transmit, and store electronic information that is used in all aspects of our business operations, including employee and customer information. As a result of the COVID-19 pandemic, and the implementation of remote work options for employees, remote access to our networks and systems has increased substantially. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. We are subject to attempted cyber intrusions, hacks and ransom attacks, and we have had and continue to experience events of this nature and expect them to continue. While we have invested in the protection of our data and IT infrastructure, the steps we have taken to mitigate these risks may not be effective to prevent breaches of our IT infrastructure, some of which is managed by third parties, and we may be more vulnerable to a successful cyber-attack or information security incident from our workforce working remotely. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information and subject us to potential lawsuits or other material legal liabilities or reputational damage. These disruptions could adversely affect our operations, financial position, and results of operations. While we maintain insurance to mitigate our exposure to these risks, our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches or other cybersecurity events, and we may not be able to collect fully, if at all, under these insurance policies.

We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection and data security. Many states as well as foreign governments have passed or proposed laws and regulations dealing with the collection and use of personal information obtained from their data subjects, including the E.U.’s General Data Protection Regulation and the California Privacy Rights Act, and we could incur substantial penalties or litigation or reputational damage related to violations of such laws and regulations.

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

Our fleets of transportation assets and related operations are subject to various U.S. and non-U.S. laws, rules, and regulations administered by authorities in jurisdictions where we do business. Such laws, rules, and regulations could be changed in ways that would require us to modify our business models and objectives, impose requirements for additional maintenance or substantial modification or refurbishment of our assets, or otherwise affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Violations of these laws, rules, and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeiture of assets, and reputational damage.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes, which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. Additionally, we could incur substantial costs, including cleanup costs, fines, and costs arising out of third-party claims for property or natural resource damage and personal injury as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased asset may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from such asset without regard to the owner’s fault. Governments or regulators may change the legislative or regulatory frameworks within which we operate, including environmental laws and regulations, without providing us any recourse to address any adverse effects such changes may have on our business. Due to the regulatory complexities, risk of unidentified contaminants on our properties, and the potential liability for our operations as well as those of our lessees, it is possible environmental and remediation costs may be materially different from the costs we have estimated.

We may be affected by climate change or market or regulatory responses to climate change.

There is increasing global regulatory focus on climate change and greenhouse gas (“GHG”) emissions. Climate change may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. Severe weather, climate change, and natural disasters, such as tornadoes, flooding, fires and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. Changes in laws, rules, and regulations, or actions by authorities or other third parties to address GHG and climate change could negatively impact our customers and business. For example, restrictions on GHG emissions could significantly increase costs for our customers whose production processes require significant amounts of energy, which could reduce demand for the lease of our assets, while rail and other transportation assets in our fleet that are used to carry fossil fuels, such as coal and petroleum, or that directly or indirectly require fossil fuel consumption for operation of the assets could see reduced demand or be rendered obsolete if government regulations mandate a reduction in fossil fuel consumption or customer preferences change. New government regulations could also increase our operating costs and compliance with those regulations could be costly. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change, could reduce the demand for and value of our assets, and could have an adverse effect on our financial position, results of operations, and cash flows.

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

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Customer demand for our transportation assets and services can be adversely affected by various economic and other factors, including:
•Weak macroeconomic conditions
•Weak market conditions in our customers’ businesses
•Adverse changes in the price of, or demand for, commodities
•Changes in railroad operations, efficiency, pricing and service offerings, including those related to “precision scheduled railroading”
•Changes in, or disruptions to, supply chains
•Availability of pipelines, trucks, and other alternative modes of transportation
•Changes in conditions affecting the aviation industry, including geographic exposure and customer concentrations
•Other operational or commercial needs or decisions of our customers
•World trade policies

Demand for our railcars and other transportation assets is dependent on the strength and growth of our customers’ businesses. Some of our customers operate in cyclical or fluctuating markets, such as the steel, energy, chemical, transportation, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease our transportation assets or to lease them on profitable terms.

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of assets in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive transport alternatives. In either case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity. In addition, demand for transportation assets used to transport ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed, or eliminated from time to time, while demand for transportation assets used to transport fossil fuels or that directly or indirectly require consumption of fossil fuels for operation may be affected by government policies and mandates with respect to climate change.

The availability and relative cost of alternative modes of transportation and changes in customer transportation preferences also could reduce demand for our assets. For example, technological innovations in the trucking industry and patterns in U.S. economic growth that favor truck over rail could result in a modal shift away from rail and reduce customer demand for our rail assets. Demand for our other transportation assets and related services is also influenced by many of the factors discussed above. For example, aircraft spare engine leasing is influenced by airline and lessee profitability, patterns in global air travel, reliability and durability of engine types, world trade policies, technological advances, and price and other competitive factors. A significant decline in customer demand for our assets and services could adversely affect our financial performance.

In many cases, demand for our transportation assets also depends on our customers’ desire to lease, rather than buy, the assets. Tax and accounting considerations, interest rates, and operational flexibility, among other factors, may influence a customer’s decision to lease or buy assets. We have no control over these external considerations, and changes in these factors could negatively impact demand for our transportation assets held for lease.

A significant change in pricing and/or service offerings by North American railroads or poor operating conditions could reduce demand for our rail assets and negatively impact our financial performance.

Our North American rail asset leasing business is impacted by the operations of the railroads, particularly the eight largest rail systems known as the “Class I railroads”, most of which are pursuing some form of major operational transformation under the umbrella term of “precision scheduled railroading” or “PSR”. If PSR results in substantial increases in train velocity or decreases in dwell time for rail assets, the resulting excess supply of railcars and/or locomotives may adversely impact the demand for our rail assets. Alternatively, if PSR results in increased pricing and/or reduced service frequency and quality, the value proposition of rail freight for shippers relative to alternative modes of transportation could be reduced. Apart from PSR, other factors such as adverse weather conditions, railroad mergers, disruptions to railroad operations, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. Each of these cases could reduce demand for our rail assets and decreased fleet utilization due to modal shift away from rail, all of which could negatively impact revenue and our results of operations.

Competition could result in decreased profitability.

We operate in a highly competitive business environment. In certain cases, our competitors are larger than we are and have greater financial resources, higher credit ratings, and a lower cost of capital, while some of our competitors manufacture railcars for their own leasing businesses. These factors may enable our competitors to offer leases or services to customers at lower rates than we can provide, thus negatively impacting our profitability, asset utilization, and investment volume.

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

We have certain borrowing arrangements and financing structures that are based on the London Inter-Bank Offering Rate (“LIBOR”), primarily at our RRPF affiliates. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of U.S. Dollar LIBOR (“USD LIBOR”) and other IBORs, announced that, following required consultations, (i) it intends to cease publication of 1-week and 2-month USD LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023. Globally, financial market participants have begun to transition away from LIBOR and other IBORs to alternative reference rates, and following the IBA’s announcement, U.S. regulators, including the Federal Reserve Board, issued statements encouraging banks to stop entering into new USD LIBOR contracts “as soon as practicable,” and by no later than December 31, 2021, as entering into new contracts after December 31, 2021, would create safety and soundness risks for banks. In addition, the Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of a diverse set of private and public sector entities, has recommended replacing USD LIBOR with the Secured Overnight Financing Rate, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. At this time, there continues to be uncertainty regarding the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other interest rate benchmarks, or the establishment of alternative reference rates may have on LIBOR or other interest rate benchmarks and ultimately on the amount of interest paid on, or the market value of, our current or future debt obligations. Uncertainty as to the nature of such potential changes, alternative reference rates, or other reforms may adversely affect our financial condition, cash flows, and results of operations.

Inflation or deflation could have an unanticipated adverse impact on our financial results.

The timing and duration of the effects of inflation are unpredictable and depend on market conditions and economic factors. Inflation in lease rates as well as inflation in residual values for rail and other transportation assets has historically benefited our financial results. However, these benefits may be offset by increases in the costs for goods and services we purchase, including salaries and wages, health care costs, supplies, utilities, maintenance and repair services, and materials, as well as increased financing costs. Significant increases in our cost of goods and services could adversely impact our financial performance. Conversely, a period of prolonged deflation could negatively impact our lease rate pricing, residual values, and asset remarketing opportunities. These negative impacts of deflation may be offset by decreases to our costs for goods and services, including those listed above.

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

The timing, amount and payment of future dividends to shareholders and repurchases of our common stock fall within the discretion of our Board of Directors (the “Board”). The Board’s decisions regarding the payment of dividends and repurchase of shares depend on many factors such as our financial condition, earnings, capital requirements, debt service obligations, legal requirements, regulatory constraints, and other factors that our Board may deem relevant. We cannot guarantee that we will continue to pay dividends or repurchase shares in the future, and our payment of dividends and repurchase of shares could vary from historical practices and our stated expectations.

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

We review long-lived assets and joint venture investments for impairment annually, or when circumstances indicate the carrying value of an asset or investment may not be recoverable. Among other circumstances, the following may change our estimates of the cash flows we expect our long-lived assets or joint venture investments will generate, which could require us to recognize asset impairment charges:

•A weak economic environment or challenging market conditions
•New laws, rules or regulations affecting our assets or the commodities that they carry, or changes to existing laws, rules or regulations
•Events related to particular customers or asset types
•Asset or portfolio sale decisions by management.

The fair market value of our long-lived assets may differ from the value of those assets reflected in our financial statements.

Our assets primarily consist of long-lived transportation assets such as rail assets, aircraft spare engines, tank containers, and marine vessels. The carrying value of these assets on our financial statements may sometimes differ from their fair market value. These valuation differences may be positive or negative and could be material based on market conditions and demand for certain assets.

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

As of December 31, 2021, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Chicago, Illinois	Colton, California	Freeport, Texas
Houston, Texas	Hearne, Texas	Galena Park, Texas
Burlington, Ontario	Waycross, Georgia	Clarkson, Ontario
Calgary, Alberta	Montreal, Quebec	Edmonton, Alberta
Mexico City, Mexico	Moose Jaw, Saskatchewan	Montreal, Quebec
Red Deer, Alberta

Maintenance Facilities
Plantersville, Texas
Terre Haute, Indiana

Customer Site Locations
Clarkson, Ontario
Freeport, Texas
Geismar, Louisiana*

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Amsterdam, Netherlands	Ostróda, Poland	Płock, Poland
Düsseldorf, Germany
Hamburg, Germany
Leipzig, Germany
Moscow, Russia
Gurgaon, India
Paris, France
Vienna, Austria
Warsaw, Poland

Portfolio Management

Chicago, Illinois

Other

Dordrecht, Netherlands
Houston, Texas
Singapore
Shanghai, China
__________
(*) This property was sold after December 31, 2021.

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

Item 4.  Mine Safety Disclosures

None.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,448 common shareholders of record as of January 31, 2022.

Issuer Purchases of Equity Securities

On January 25, 2019, our board of directors ("Board") approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. As of December 31, 2021, $136.9 million remained available under the repurchase authorization.
The following is a summary of common stock repurchases completed by month during the fourth quarter of 2021:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2021 - October 31, 2021	33,579	$95.29	33,579	$146.4
November 1, 2021 - November 30, 2021	45,493	$102.23	45,493	$141.8
December 1, 2021 - December 31, 2021	48,000	$102.74	48,000	$136.9
Total	127,072	$100.59	127,072

Equity Compensation Plan Information as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	1,663,635 (1)	$73.48 (2)	2,490,472
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	1,663,635		2,490,472
__________
(1) Consists of 4,200 stock appreciation rights, 1,185,079 non-qualified stock options, 146,082 performance shares, 106,840 restricted stock units and 221,434 phantom stock units.
(2) The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted-average exercise price, see "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2021, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those comprise companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2016, and that all dividends were reinvested.

Common Stock Performance Graph
GATX, S&P 500, S&P MidCap 400, and Russell 3000

Comparative Returns
$250
$225
$200
$175
$150
$125
$100
$75
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
GATX
S&P 500
S&P MidCap 400
Russell 3000

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
GATX	$100.00	$103.78	$121.06	$144.96	$149.63	$191.42
S&P 500	100.00	121.82	116.47	153.13	181.29	233.28
S&P MidCap 400	100.00	116.23	103.33	130.37	148.16	184.81
Russell 3000	100.00	121.12	114.77	150.35	181.74	228.33

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment.

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GATX Engine Leasing Ltd. ("GEL"). In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates" or "RRPF"). Financial results for this business are reported in the Portfolio Management segment.

On December 29, 2020, we acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of the largest tank container lessors in the world. Financial results for this business are reported in the Other segment. See "Note 4. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information. A more complete description of our business is included in “Item 1. Business," in Part I of this Form 10-K.

On May 14, 2020, we completed the sale of our ASC business. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" Part II, Item 8 of this Form 10-K for additional information. Unless otherwise indicated, the following information relates to continuing operations.

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

Coronavirus Disease 2019 ("COVID-19")

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020, the United States declared a national emergency related to COVID-19. Across our operating segments, we have implemented business continuity and crisis management plans. The COVID-19 pandemic continues to evolve as new variants emerge, including the scope and duration of disruptions and the pace and timing of the eventual recovery. Our top priorities continue to be ensuring the health and safety of our global workforce and serving our various stakeholders with minimal disruptions.

Rail North America

The initial impact of COVID-19 resulted in a decline in industry railcar loadings, had a negative impact on lease rates, and led to a reduction in the purchase and sale of railcars in the secondary market. Although market conditions and absolute lease rates improved throughout 2021, the effects of COVID-19 will likely continue to disrupt global manufacturing, supply chains, and consumer spending, and the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

Rail International

COVID-19 had a minimal impact on our operations in Europe, but it has continued to cause disruptions to railcar manufacturers in Europe and India, and the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

Rail North America & Rail International Maintenance Operations

Rail freight transportation and railcar repair have been deemed essential businesses globally. Our rail operations teams have implemented COVID-19 preparation and response programs to ensure the health and safety of our employees while continuing to provide critical railcar maintenance services. As a result of the resurgence in cases from the COVID-19 variants, disruptions at our railcar repair facilities increased during the later part of 2021, and future disruptions from additional variants could occur.

Rolls-Royce & Partners Finance Joint Ventures ("RRPF affiliates") and GEL

Global air travel continues to be significantly impacted by COVID-19. In response to the drastic decline in demand, airlines have reduced system-wide capacity and grounded large portions or all of their fleets. Although some flight operations have resumed, air travel remains significantly below pre-COVID-19 levels. Many airlines are currently focused on managing their near-term liquidity positions, restructuring operations, and obtaining government financial support. The major reduction in global air travel and the disruption across the aviation industry did impact the profitability of our aircraft spare engine leasing business and operating results in 2021, and we expect that it will continue to have a negative impact on our near-term future operating results, the magnitude and duration of which are still uncertain.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results relating to continuing operations and discontinued operations for years ended December 31 (dollars in millions, except per share data):

	2021	2020	2019
Segment Revenues
Rail North America	$891.7	$934.1	$964.5
Rail International	284.3	258.1	227.7
Portfolio Management	47.7	17.0	9.9
Other	33.7	—	—
	$1,257.4	$1,209.2	$1,202.1
Segment Profit
Rail North America	$285.4	$227.6	$276.2
Rail International	105.0	83.5	78.9
Portfolio Management	60.8	77.4	62.4
Other	10.2	—	—
	461.4	388.5	417.5
Less:
Selling, general and administrative expense	198.3	172.0	180.4
Unallocated interest (income) expense	0.5	(7.7)	(5.8)
Other, including eliminations	11.0	3.1	3.2
Income taxes ($55.3, $33.6 and $18.0 related to affiliates' earnings)	108.5	70.9	58.9
Net Income from Continuing Operations (GAAP)	$143.1	$150.2	$180.8
Discontinued Operations, Net of Taxes
Net (loss) income from discontinued operations, net of taxes	—	(2.2)	30.4
Gain on sale of discontinued operation, net of taxes	—	3.3	—
Total Discontinued Operations, Net of Taxes (GAAP)	—	1.1	30.4
Net Income (GAAP)	$143.1	$151.3	$211.2

Net income from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$182.2	$162.5	$178.0
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	$—	$1.1	$22.3
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$182.2	$163.6	$200.3

Diluted earnings per share from continuing operations (GAAP)	$3.98	$4.24	$4.97
Diluted earnings per share from discontinued operations (GAAP)	$—	$0.03	$0.84
Diluted earnings per share from consolidated operations (GAAP)	$3.98	$4.27	$5.81

Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$5.06	$4.59	$4.89
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	$—	$0.03	$0.62
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$5.06	$4.62	$5.51

Return on equity (GAAP)	7.2%	8.0%	11.7%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)	11.0%	10.5%	13.5%

Investment Volume	$1,131.9	$1,064.0	$722.8

_________
(1)     See "Non-GAAP Financial Measures" at the end of this item for further details.

2021 Summary

Net income from continuing operations was $143.1 million, or $3.98 per diluted share, for 2021 compared to $150.2 million, or $4.24 per diluted share, for 2020, and $180.8 million, or $4.97 per diluted share, for 2019. Results for 2021 included a net negative impact of $39.1 million ($1.08 per diluted share) from tax adjustments and other items, compared to a net negative impact of $12.3 million ($0.35 per diluted share) from tax adjustments and other items in 2020 and a net benefit of $2.8 million ($0.08 per diluted share) in 2019 (see "Non-GAAP Financial Measures" at the end of this item for further details).
•At Rail North America, segment profit in 2021 was higher than prior year. The increase was attributable to higher net gains on asset dispositions and lower maintenance expense, partially offset by lower revenue.
•At Rail International, segment profit in 2021 was higher than prior year, due to higher revenue from more railcars on lease and the positive variance of foreign exchange rates, partially offset by higher maintenance expense.
•At Portfolio Management, segment profit in 2021 decreased compared to prior year, primarily due to lower share of affiliates' earnings from the RRPF affiliates, partially offset by results from our new operations at GEL and higher residual sharing gains on managed portfolio sales in the current year.
•Within Other, segment profit is attributable to Trifleet operations. Trifleet was acquired by GATX on December 29, 2020.
Total investment volume was $1,131.9 in 2021, compared to $1,064.0 million in 2020, and $722.8 million in 2019.
2022 Outlook
Conditions in the Rail North American leasing market gradually improved throughout 2021, and we expect this to continue in 2022. We expect continued favorable market conditions in our Rail International and Trifleet businesses. The operating environment at RRPF is expected to continue to be challenging due to the ongoing adverse impact of COVID-19 on global air travel. We have a strong balance sheet and access to capital which we believe positions us well to manage our transportation assets based on current market conditions. However, the risk of ongoing volatility as a result of future COVID-19 disruptions persists.

•We expect Rail North America's segment profit in 2022 to increase from 2021. Lease rates for railcars scheduled to renew in 2022 will likely be generally higher than expiring rates, due to the gradual market recovery we have recently experienced. We also anticipate high renewal success and slightly lower utilization, which will result in slightly higher revenue in 2022 compared to the prior year. Maintenance expense is expected to be similar to 2021. Finally, we expect remarketing income to be higher in 2022 as we continue to optimize our fleet.
•Rail International's segment profit in 2022 is expected to increase from 2021 as the demand for railcars in Europe continues to be strong and we continue to invest in the fleet. Lease revenue is expected to be higher in 2022, resulting from more railcars on lease and higher lease rates. In India, absent any potential COVID-19 disruptions, we anticipate significant growth in our fleet, which will also contribute to an increase in segment profit.
•We anticipate Portfolio Management's segment profit in 2022 to be lower than 2021. RRPF results are expected to decline as the reduction in long-haul global air travel will likely continue to impact financial and operating results. We will focus on finding attractive investment opportunities, such as our direct engine investments at GEL, as we continue to grow the business.
•Trifleet's segment profit in 2022 is expected to increase from 2021. The tank container leasing market is expected to remain strong, and we anticipate additional investment in the fleet, which will also contribute to higher segment profit in 2022.
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

RAIL NORTH AMERICA

Segment Summary

The operating environment for Rail North America generally improved throughout 2021. Demand for many car types strengthened during the year, although pockets of weakness persisted in certain car types, and Rail North America experienced sequential increases in absolute lease rates throughout the year. Utilization remained strong at 99.2% at the end of the year.

During 2021, Rail North America recorded a $5.3 million net gain resulting from an insurance recovery for storm damage to a maintenance facility.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2021	2020	2019
Revenues
Lease revenue	$814.5	$838.3	$868.3
Other revenue	77.2	95.8	96.2
Total Revenues	891.7	934.1	964.5

Expenses
Maintenance expense	235.4	264.7	267.9
Depreciation expense	261.1	258.6	256.9
Operating lease expense	39.2	49.3	54.4
Other operating expense	30.3	27.3	23.9
Total Expenses	566.0	599.9	603.1

Other Income (Expense)
Net gain on asset dispositions	94.3	38.3	54.6
Interest expense, net	(136.2)	(139.9)	(134.5)
Other income (expense)	1.6	(4.9)	(5.3)
Share of affiliates' pre-tax loss	—	(0.1)	—
Segment Profit	$285.4	$227.6	$276.2

Investment Volume	$574.4	$642.0	$502.2

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2021	2020	2019
Railcars	$720.0	$741.9	$759.8
Boxcars	67.9	67.1	72.2
Locomotives	26.6	29.3	36.3
Total	$814.5	$838.3	$868.3

Rail North America Fleet Data

At December 31, 2021, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 101,600 railcars. Fleet utilization, excluding boxcars, was 99.2% at the end of 2021, compared to 98.1% at the end of 2020, and 99.3% at the end of 2019. Fleet utilization for approximately 12,900 boxcars was 99.7% at the end of 2021 compared to 95.8% at the end of 2020, and 95.0% at the end of 2018. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During 2021, an average of approximately 100,800 railcars, excluding boxcars, were on lease, compared to 101,700 in 2020, and 103,500 in 2019. Changes in railcars on lease compared to prior periods are impacted by the utilization of new railcars purchased under our supply agreements or in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of December 31, 2021, leases for approximately 18,500 tank and freight cars and approximately 2,000 boxcars are scheduled to expire in 2022. These amounts exclude railcars on leases expiring in 2022 that have already been renewed or assigned to a new lessee.

In 2018, we amended a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At December 31, 2021, 3,036 railcars have been ordered pursuant to the amended terms of the agreement, of which 2,280 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of December 31, 2021, 6,141 railcars have been ordered, of which 3,838 railcars have been delivered. The agreement included an option to order additional railcars subject to certain restrictions and, as of December 31, 2021, we still have the option to order 2,200 additional railcars during the remaining term of the agreement.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2021	2020	2019
Beginning balance	103,745	102,845	105,472
Cars added	3,371	4,696	3,145
Cars scrapped	(3,076)	(2,153)	(2,172)
Cars sold	(2,470)	(1,643)	(3,600)
Ending balance	101,570	103,745	102,845
Utilization rate at year end	99.2%	98.1%	99.3%
Active railcars at year end	100,719	101,815	102,127
Average (monthly) active railcars	100,769	101,658	103,452

Rail North America Fleet, excluding Boxcars
110,000
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2017
2018
2019
2020
2021
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2021	2020	2019
Ending balance	12,946	14,315	15,264
Utilization rate at year end	99.7%	95.8%	95.0%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2021	2020	2019
Beginning balance	645	661	702
Locomotives added, net of scrapped or sold	(68)	(16)	(41)
Ending balance	577	645	661
Utilization rate at year end	89.8%	81.1%	85.9%
Active locomotives at year end	518	523	568
Average (monthly) active locomotives	521	537	608
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

During 2021, the renewal rate change of the LPI was negative 8.5%, compared to negative 23.5% in 2020 and negative 3.9% in 2019. Lease terms on renewals for cars in the LPI averaged 32 months in 2021, compared to 31 months in 2020, and 39 months in 2019. Additionally, the renewal success rate, which represents the percentage of railcars on expiring leases that were renewed with the existing lessee, was 82.7% in 2021, compared to 70.8% in 2020, and 82.2% in 2019. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index
20%
0%
-20%
-40%
-60%
Avg Renewal Lease Rate Change
60
50
40
30
20
Avg Renewal Term (months)
(28.2)%
(9.8)%
(3.9)%
(23.5)%
(8.5)%
33
38
39
31
32
2017
2018
2019
2020
2021
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of Reported Results

Segment Profit

In 2021, segment profit of $285.4 million increased 25.4% compared to $227.6 million in 2020. Segment profit in 2021 includes a net gain of $5.3 million attributable to net insurance recoveries for storm damage to a maintenance facility. Excluding this gain, results for Rail North America were $52.5 million higher than 2020, resulting from higher net gains on asset dispositions and lower maintenance expense, partially offset by lower revenue. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year.

In 2020, segment profit of $227.6 million decreased 17.6% compared to $276.2 million in 2019. The decrease was primarily driven by lower lease revenue and lower net gains on asset dispositions in the current year, partially offset by lower maintenance expense. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year.

Revenues

In 2021, lease revenue decreased $23.8 million, or 2.8%, a result of fewer railcars and locomotives on lease and the impact from lower lease rates we have recently experienced. Other revenue decreased $18.6 million, due to lower repair revenue, as a result of the mix of repairs.

In 2020, lease revenue decreased $30.0 million, or 3.5%, a result of fewer railcars and locomotives on lease, lower lease rates, and lower boxcar revenue. Other revenue decreased $0.4 million, due to lower lease termination fees, offset by higher repair revenue.

Expenses

In 2021, maintenance expense decreased $29.3 million. The decrease resulted primarily from fewer regulatory compliance events, fewer repairs performed by the railroads, and a higher share of repairs being performed by GATX's owned shops versus contract shops. Depreciation expense increased $2.5 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $10.1 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $3.0 million, due to higher insurance expense and higher switching, storage, and freight costs.

In 2020, maintenance expense decreased $3.2 million. The decrease resulted primarily from fewer repairs performed by the railroads and lower volumes of repairs on boxcars at third-party shops. Depreciation expense increased $1.7 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $5.1 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $3.4 million, due to higher switching, freight, and storage costs.

Other Income (Expense)

In 2021, net gain on asset dispositions increased $56.0 million, due to higher asset remarketing gains, higher net scrapping gains, and a net gain on insurance recoveries as noted above. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year. Higher net scrapping gains were primarily a result of a higher scrap price per ton in 2021. Net interest expense decreased $3.7 million, primarily driven by a lower average interest rate, partially offset by a higher average debt balance.

In 2020, net gain on asset dispositions decreased $16.3 million, due to fewer railcars sold, partially offset by lower net scrapping losses. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year. Net interest expense increased $5.4 million, primarily driven by a higher average debt balance and a higher average interest rate.

Investment Volume

During 2021, investment volume was $574.4 million compared to $642.0 million in 2020, and $502.2 million in 2019. We acquired 3,947 railcars in 2021, compared to 5,103 railcars in 2020, and 3,225 railcars in 2019.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced significantly higher operating results in 2021. Demand for railcars in Europe remained strong, and renewal lease rates for most car types continued to increase modestly. GRE continued to grow and diversify its fleet during the year. However, the pace of fleet growth in 2021 was negatively impacted by new car delivery delays.

Our rail operations in India ("GRI") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. The pace of fleet growth in 2021 was negatively impacted by railcar manufacturing and supply disruptions as a result of COVID-19.

During 2021, our rail operations in Russia ("Rail Russia") focused on managing its existing fleet, which consisted of 380 railcars, and maintaining strong relationships with its customer base.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2021	2020	2019
Revenues
Lease revenue	$272.9	$248.4	$219.2
Other revenue	11.4	9.7	8.5
Total Revenues	284.3	258.1	227.7

Expenses
Maintenance expense	57.6	50.8	46.5
Depreciation expense	73.6	66.6	57.8
Other operating expense	9.0	7.5	6.8
Total Expenses	140.2	124.9	111.1

Other Income (Expense)
Net gain on asset dispositions	2.7	1.2	1.7
Interest expense, net	(45.2)	(45.9)	(40.6)
Other income (expense)	3.4	(5.0)	1.2
Segment Profit	$105.0	$83.5	$78.9

Investment Volume	$173.3	$216.0	$215.7

GRE Fleet Data

At December 31, 2021, GRE's wholly owned fleet consisted of approximately 27,100 railcars. Fleet utilization was 98.7% at the end of 2021, compared to 98.1% at the end of 2020 and 99.3% at the end of 2019. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During 2021, an average of approximately 26,200 railcars were on lease, compared to 25,200 in 2020 and 23,700 in 2019. Changes in railcars on lease compared to prior periods are impacted by the number of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2021	2020	2019
Beginning balance	26,343	24,561	23,412
Cars added	1,131	2,071	1,417
Cars scrapped or sold	(365)	(289)	(268)
Ending balance	27,109	26,343	24,561
Utilization rate at year end	98.7%	98.1%	99.3%
Active railcars at year end	26,754	25,831	24,392
Average (monthly) active railcars	26,240	25,174	23,665

GRE Fleet
Fleet Size
27,000
24,000
21,000
18,000
15,000
12,000
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2017
2018
2019
2020
2021
Active Fleet
Idle
Fleet Utilization

\

GRI Fleet Data

The following table shows fleet activity for GRI railcars for the years ended December 31:

	2021	2020	2019
Beginning balance	4,156	3,679	2,053
Cars added	715	477	1,626
Cars scrapped or sold	(41)	—	—
Ending balance	4,830	4,156	3,679
Utilization rate at year end	100.0%	99.0%	100.0%

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus the foreign currencies in which it conducts business, primarily the euro. In 2021, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $7.6 million and segment profit, excluding other income (expense), by approximately $4.5 million compared to 2020. In 2020, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $4.1 million and segment profit, excluding other income (expense), by approximately $3.4 million compared to 2019.

Segment Profit

In 2021, segment profit of $105.0 million increased 25.7% compared to $83.5 million in 2020. The increase was primarily due to higher revenue from more railcars on lease, as well as the positive variance of foreign exchange rates.

In 2020, segment profit of $83.5 million increased 5.8% compared to $78.9 million in 2019. The increase was primarily due to higher revenue from more railcars on lease, partially offset by higher maintenance expense and depreciation expense, as well as the negative impact of changes in foreign exchange rates on non-functional currency items.

Revenues

In 2021, lease revenue increased $24.5 million, or 9.9%, due to more railcars on lease at GRE and GRI and the impact of foreign exchange rates. Other revenue increased $1.7 million, driven by higher repair revenue.

In 2020, lease revenue increased $29.2 million, or 13.3%, due to more railcars on lease at GRE and GRI and the impact of foreign exchange rates. Other revenue increased $1.2 million, driven by higher repair revenue.

Expenses

In 2021, maintenance expense increased $6.8 million, primarily due to higher wheelset costs and higher costs for other repairs, as well as the impact of foreign exchange rates. Depreciation expense increased $7.0 million, resulting from the impact of new railcars added to the fleet.

In 2020, maintenance expense increased $4.3 million, primarily due to higher wheelset costs, partially offset by lower costs for other repairs. Depreciation expense increased $8.8 million, resulting from the impact of new railcars added to the fleet.

Other Income (Expense)

In 2021, net gain on asset dispositions increased $1.5 million, attributable to higher asset remarketing gains and higher net scrapping gains. Higher net scrapping gains were positively impacted by a higher scrap price per ton in 2021. Net interest expense decreased $0.7 million, due to a lower average interest rate, partially offset by a higher average debt balance. Other income (expense) increased $8.4 million, driven by the positive impact of changes in foreign exchange rates on non-functional currency items and lower net litigation costs related to the Viareggio matter. See "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K for further details about the Viareggio matter.

In 2020, net gain on asset dispositions decreased $0.5 million, attributable to lower net scrapping gains. Net interest expense increased $5.3 million, due to a higher average debt balance, partially offset by a lower average interest rate. Other income (expense) increased $6.2 million, driven by the negative impact of changes in foreign exchange rates on non-functional currency items and higher net litigation costs related to the Viareggio matter, which reflected the absence of insurance proceeds received in the prior year. See "Note 24. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K for further details about the Viareggio matter.

Investment Volume

Investment volume was $173.3 million in 2021, $216.0 million in 2020, and $215.7 million in 2019. During 2021, GRE acquired 1,131 railcars (including 335 assembled at the GRE Ostróda, Poland facility), GRI acquired 715 railcars, and Rail Russia did not acquire any railcars, compared to 2,071 railcars at GRE (including 374 assembled at the GRE Ostróda, Poland facility), 477 railcars at GRI, and no railcars at Rail Russia in 2020, and 1,417 railcars at GRE (including 384 assembled at the GRE Ostróda, Poland facility), 1,626 railcars at GRI, and 26 railcars at Rail Russia in 2019.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $56.5 million for 2021, $95.5 million for 2020, and $94.5 million for 2019. Financial results for 2020 included a transaction involving the refinancing and sale of a group of aircraft spare engines at the RRPF affiliates. In this transaction, the RRPF affiliates sold 21 aircraft spare engines for total proceeds of $233.0 million. GATX's 50% share of the resulting pre-tax net gains was $35.3 million. Portfolio Management did not make any additional investment in the RRPF affiliates in 2021, 2020, or 2019. There were no dividend distributions from the RRPF affiliates in 2021 or 2020, compared to $27.5 million in 2019.

The operating environment for RRPF continued to be challenging in 2021 due to the ongoing adverse impact of COVID-19 on air travel. RRPF continues to face pressure on both utilization and lease rates as a result of rent deferral requests that have been granted in the past, and the impact from a number of its customers having declared bankruptcy or undertaken restructuring processes. RRPF remains focused on preserving a strong liquidity position in the current environment. The risk of ongoing volatility as a result of future COVID-19 disruptions persists.

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GEL. During the first quarter of 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. All engines are on long-term leases with airline customers and are managed by the RRPF affiliates. Despite the ongoing adverse impact of COVID-19 on air travel, GEL was able to maintain all of its engines on lease with customers during the year.

Portfolio Management also owns marine assets, consisting of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"). The Specialized Gas Vessels are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short- and medium-term spot contracts for major oil and chemical customers worldwide. The gas shipping market continued to experience modest improvement in 2021.

In addition, Portfolio Management manages leases for third parties for which it receives management fee income and earns residual sharing income from the sale of managed assets. During 2021, Portfolio Management recorded $5.6 million of residual sharing gains on managed portfolio sales.

Portfolio Management's total asset base was $1,048.7 million at December 31, 2021, compared to $706.1 million at December 31, 2020, and $653.7 million at December 31, 2019.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2021	2020	2019
Revenues
Lease revenue	$28.1	$0.8	$1.0
Marine operating revenue	19.1	15.6	8.2
Other revenue	0.5	0.6	0.7
Total Revenues	47.7	17.0	9.9

Expenses
Marine operating expense	17.5	19.7	18.9
Depreciation expense	17.6	5.3	6.6
Other operating expense	1.7	0.5	0.6
Total Expenses	36.8	25.5	26.1

Other Income (Expense)
Net gain (loss) on asset dispositions	8.0	2.2	(4.7)
Interest expense, net	(16.6)	(12.2)	(11.2)
Other income	2.0	—	—
Share of affiliates' pre-tax income	56.5	95.9	94.5
Segment Profit	$60.8	$77.4	$62.4

Investment Volume	$353.0	$0.5	$—

The following table shows the net book value of Portfolio Management’s assets as of December 31 (in millions):

	2021	2020	2019
Investment in RRPF Affiliates	$588.1	$584.7	$512.4
GEL owned aircraft spare engines	340.4	—	—
Marine equipment	103.6	111.1	119.9
Other assets	16.6	10.3	21.4
Managed assets (1)	9.8	17.3	24.8
________
(1) Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of December 31, 2021, the RRPF affiliates' fleet consisted of 407 aircraft spare engines with a net book value of $4,399.9 million, compared to 445 aircraft spare engines with a net book value of $4,784.1 million at the end of 2020 and 478 aircraft spare engines with a net book value of $5,036.4 million at the end of 2019.

Engine utilization for the RRPF affiliates was 94.3% at December 31, 2021, compared to 92.8% at the end of 2020 and 96.9% at the end of 2019. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2021	2020	2019
Beginning balance	445	478	452
Engine acquisitions	5	20	46
Engine dispositions	(43)	(53)	(20)
Ending balance	407	445	478
Utilization rate at year end	94.3%	92.8%	96.9%

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
Utilization
500
400
300
200
100
0
100.0%
95.0%
90.0%
85.0%
80.0%
2019
2020
2021
Leased to Rolls-Royce
Leased to Third Party
Idle
Utilization

Comparison of Reported Results

Segment Profit

In 2021, segment profit was $60.8 million compared to $77.4 million in 2020. The decrease is primarily due to lower share of affiliates' earnings at the RRPF affiliates, partially offset by higher results from our new operations at GEL and higher residual sharing gains on managed portfolio sales in the current year.

In 2020, segment profit was $77.4 million compared to $62.4 million in 2019. The increase is primarily due to higher marine operating revenue and the absence of impairment losses recognized in the prior year.

Revenues

In 2021, lease revenue was $28.1 million compared to $0.8 million in 2020, due to the addition of our GEL operations in the current year. Marine operating revenue increased $3.5 million, driven by higher utilization and charter rates from the Specialized Gas Vessels.

In 2020, lease revenue was comparable to the same period in 2019. Marine operating revenue increased $7.4 million, driven by higher charter rates and utilization from the Specialized Gas Vessels, as well as the transition to the new commercial manager in the prior year.

Expenses

In 2021, marine operating expense decreased $2.2 million, due to lower bunker fuel expense, offset by higher repairs and maintenance costs. Depreciation expense increased $12.3 million, due to the investment in new aircraft spare engines in the current year at GEL.

In 2020, marine operating expense increased $0.8 million, due to higher bunker fuel expense, offset by lower other operating expenses and management fees for the Specialized Gas Vessels.

Other Income (Expense)

In 2021, net gain (loss) on asset dispositions was favorable by $5.8 million, largely due to higher residual sharing gains on managed portfolio sales in the current year.

In 2020, net gain (loss) on asset dispositions was favorable by $6.9 million, largely due to the absence of impairment losses recorded in the prior year for certain offshore supply vessels, as well as higher residual sharing fees from the managed portfolio.

In 2021, income from our share of affiliates' earnings decreased $39.4 million, driven by lower asset remarketing income, including $35.3 million of gains in 2020 from a transaction at RRPF involving the refinancing and sale of a group of aircraft spare engines.

In 2020, income from our share of affiliates' earnings increased $1.4 million, driven by higher net disposition gains, including $35.3 million of gains from a transaction involving the refinancing and sale of a group of aircraft spare engines. Apart from this, financial results were lower in 2020, due to the significant reduction in global air travel resulting from COVID-19.

Investment Volume

Investment volume was $353.0 million in 2021, compared to $0.5 million in 2020 and no investment in 2019. During 2021, GEL acquired 14 aircraft spare engines.
OTHER
Other is composed of Trifleet operations, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

On December 29, 2020, GATX acquired Trifleet, one of the largest tank container lessors in the world. See "Note 4. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information.

The following table shows components of Other for the years ended December 31 (in millions):

	2021	2020	2019
Other segment profit	$10.2	$—	$—
Selling, general and administrative expense	198.3	172.0	180.4
Unallocated interest expense ( income)	0.5	(7.7)	(5.8)
Other expense (income), including eliminations	11.0	3.1	3.2

Trifleet Summary

The worldwide tank container leasing market improved throughout 2021, as demand for tank containers was strong. As a result, Trifleet experienced higher utilization of its tank containers and higher lease rates during the year. In addition, Trifleet continued to invest in new tank containers throughout the year.

Trifleet Tank Container Data

At December 31, 2021, Trifleet's owned and managed fleet consisted of approximately 20,000 tank containers compared to 19,000 at the end of the prior year. Fleet utilization was 89.2% at December 31, 2021 compared to 80.2% at the end of the prior year. Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

The following table shows fleet statistics for Trifleet's tank containers for the years ended December 31:

	2021	2020
Ending balance - owned and managed	19,996	19,031
Utilization rate at year-end - owned and managed	89.2%	80.2%

SG&A, Unallocated Interest and Other

In 2021, SG&A of $198.3 million increased $26.3 million from 2020. The increase was primarily attributable to higher employee compensation expenses, largely due to higher share-based compensation expenses, and the inclusion of Trifleet SG&A expenses in the current year.

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

In 2021, other expense (income), including eliminations, of $11.0 million increased $7.9 million from 2020, driven by the write-off of unamortized deferred financing costs associated with the early redemption of debt and higher non-service pension expense, resulting from a settlement expense, both recorded in the current year.

In 2020, other expense (income), including eliminations, was comparable to the prior year.

Consolidated Income Taxes

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

DISCONTINUED OPERATIONS

Segment Summary

On May 14, 2020, we completed the sale of our ASC business. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" in Part II, Item 8 of this Form 10-K for additional information. The ASC business represents the entirety of GATX's discontinued operations.

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

The following table shows the income from discontinued operations, net of taxes (in millions):

	2021	2020	2019
Discontinued operations, net of taxes
Net (loss) income from discontinued operations, net of taxes	$—	$(2.2)	$30.4
Gain on sale of discontinued operations, net of taxes	—	3.3	—
Total Discontinued operations, net of taxes	$—	$1.1	$30.4

Comparison of Reported Results

As a result of the completion of the sale in 2020, there were no operating results in 2021.

In 2020, net loss from discontinued operations, net of taxes, was $2.2 million, compared to net income of $30.4 million in 2019. The variance was driven by the timing of the sale of the ASC business in the second quarter of 2020. The net casualty gain recorded in 2019, noted above, also contributed to the variance.

BALANCE SHEET DISCUSSION

Assets

Total assets were $9.5 billion at December 31, 2021, compared to $8.9 billion at December 31, 2020. The increase in total assets was primarily driven by the acquisition of aircraft spare engines at GEL and an increase in operating assets at Rail North America.

The following table shows total balance sheet assets by segment as of December 31 (in millions):

	2021	2020
Rail North America	$6,141.7	$5,944.4
Rail International	1,729.9	1,745.8
Portfolio Management	1,048.7	706.1
Other	621.4	541.3
Total	$9,541.7	$8,937.6

Gross Receivables

Receivables of $170.0 million at December 31, 2021 decreased $21.3 million from December 31, 2020, primarily due to the timing of payments by customers.

Allowance for Losses
As of December 31, 2021, allowance for losses totaled $6.2 million, or 9.0% of rent and other receivables, compared to $6.5 million, or 8.7%, at December 31, 2020. Both balances related entirely to general allowances.

See "Note 18. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $614.1 million from 2020. The increase was primarily due to investments of $1,115.2 million, including the operating assets acquired at GEL, and $86.8 million for the purchase of assets previously leased, partially offset by depreciation of $371.6 million, asset dispositions of $145.2 million, and negative foreign exchange rate effects of $117.4 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $3.7 million in 2021. The increase was primarily driven by our share of earnings from the RRPF affiliates.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2021	2020
Rail North America	$0.3	$—
Portfolio Management	588.1	584.7
Total	$588.4	$584.7

See "Note 7. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

Goodwill decreased $20.7 million from the prior year. The decrease was primarily driven by the final adjustments recorded as part of the purchase price allocation related to the Trifleet acquisition. See "Note 4. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information. The remaining changes in goodwill resulted from fluctuations in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2021, and no impairment was indicated.

See "Note 17. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $553.0 million from the prior year. Issuances of long-term debt of $1,507.4 million were offset by maturities and principal payments of $884.0 million and the effects of foreign exchange rates on foreign debt balances.

The following table shows the details of our long-term debt issuances in 2021 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	30 years	3.1% Fixed	$550.0
Recourse Unsecured	10 years	1.9% Fixed	400.0
Recourse Unsecured (1)	10 years	1.6% Fixed	86.7
Recourse Unsecured (1)	7 years	1.2% Fixed	60.1
Recourse Unsecured (1)	5 years	0.9% Fixed	26.6
Recourse Unsecured (2)	3 years	1.0% Floating (3)	384.0
			$1,507.4
________
(1)     Denominated in euros, but presented in U.S. dollars in this table.
(2)    In 2021, we drew $384 million on a delayed draw term loan agreement and subsequently repaid $134 million. At December 31, 2021, $250 million was outstanding.
(3)    Floating interest rate at December 31, 2021.

As of December 31, 2021, our outstanding debt had a weighted-average remaining term of 9.0 years and a weighted-average interest rate of 3.79%, compared to 8.1 years and 4.04% at December 31, 2020.

The following table shows the carrying value of our debt and lease obligations by major component as of December 31 (in millions):

	2021			2020
	Secured	Unsecured	Total	Total
Commercial paper and borrowings under bank credit facilities	$—	$18.1	$18.1	$23.6
Recourse debt	—	5,887.5	5,887.5	5,329.0
Operating lease obligations	286.2	—	286.2	348.6
Finance lease obligations	1.5	—	1.5	33.3
Total	$287.7	$5,905.6	$6,193.3	$5,734.5

See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity increased $61.8 million in 2021, primarily due to net income of $143.1 million, $28.7 million from the effects of share-based compensation, $26.7 million from the effects of post-retirement benefit plan adjustments, and $1.9 million of net unrealized gains on derivatives. These increases were offset by dividends of $73.7 million, $51.7 million of foreign currency translation adjustments due to the balance sheet effects of a stronger U.S. dollar relative to the foreign currencies in which our subsidiaries conduct business, primarily the euro, Canadian dollar, and Polish zloty, and $13.2 million of stock repurchases.

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

As of December 31, 2021, we had an unrestricted cash balance of $344.3 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2024 and a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in 2026, both of which were fully available as of December 31, 2021.

The following table shows our principal sources and uses of cash from continuing operations for the years ended December 31 (in millions):

	2021	2020	2019
Principal sources of cash
Net cash provided by operating activities	$507.2	$436.8	$425.8
Portfolio proceeds	187.1	131.1	250.3
Other asset sales	54.7	26.0	23.0
Proceeds from issuance of debt, commercial paper, and credit facilities	1,487.8	1,592.9	743.0
Total	$2,236.8	$2,186.8	$1,442.1

Principal uses of cash
Portfolio investments and capital additions	$(1,131.9)	$(1,064.0)	$(722.8)
Repayments of debt, commercial paper, and credit facilities	(884.0)	(1,100.0)	(504.6)
Purchases of assets previously leased - investing activities	—	—	(1.0)
Purchases of assets previously leased - financing activities	(77.2)	(40.0)	(11.3)
Stock repurchases	(13.1)	—	(150.0)
Dividends	(74.3)	(71.0)	(69.3)
Total	$(2,180.5)	$(2,275.0)	$(1,459.0)

Additionally, net cash from discontinued operations, including proceeds from the sale of ASC, was $1.1 million, $254.2 million, and $(0.1) million for the years ended December 31, 2021, 2020, and 2019.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $507.2 million increased $70.4 million compared to 2020. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for operating leases and income taxes were partially offset by higher payments for other operating expenses.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $1,131.9 million increased $67.9 million compared to 2020, primarily due to the acquisition of 14 aircraft spare engines at GEL and tank containers at Trifleet, partially offset by the acquisition of Trifleet in 2020 and fewer railcars acquired at Rail North America and Rail International. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2021	2020	2019
Rail North America	$574.4	$642.0	$502.2
Rail International	173.3	216.0	215.7
Portfolio Management	353.0	0.5	—
Other	31.2	205.5	4.9
Total	$1,131.9	$1,064.0	$722.8

Additionally, portfolio investments and capital additions for discontinued operations were $0.0 million, $18.2 million, and $18.9 million for the years ended December 31, 2021, 2020 and 2019.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts, as well as capital distributions from affiliates. Portfolio proceeds of $187.1 million for the year ended December 31, 2021 increased $56.0 million compared to the year ended December 31, 2020, primarily due to higher proceeds from railcar and locomotive sales at Rail North America.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2021	2020	2019
Proceeds from sales of operating assets	$181.1	$123.6	$239.6
Finance lease rents received, net of earned income	6.0	7.0	8.4
Capital distributions and proceeds related to affiliates	—	0.5	2.3
Total	$187.1	$131.1	$250.3

Other Investing Activity

The following table shows other investing activity for the years ended December 31 (in millions):

	2021	2020	2019
Purchases of assets previously leased (1)	$—	$—	$(1.0)
Proceeds from sales of other assets (2)	54.7	26.0	23.0
Other	(27.6)	2.0	2.7
Total	$27.1	$28.0	$24.7
________
(1)     In 2019, we purchased 49 railcars that were previously leased.
(2)    Proceeds from sales of other assets for all periods were primarily related to railcar scrapping.

Additionally, other investing activity for discontinued operations was $0.0 million, $21.8 million, and $27.0 million for the years ended December 31, 2021, 2020, and 2019.

Net Cash Provided by (Used in) Financing Activities

The following table shows net cash provided by (used in) financing activities for the years ended December 31 (in millions):

	2021	2020	2019
Net proceeds from issuances of debt (original maturities longer than 90 days)	$1,491.9	$1,586.5	$743.0
Repayments of debt (original maturities longer than 90 days)	(884.0)	(1,100.0)	(410.0)
Net increase (decrease) in debt with original maturities of 90 days or less	(4.1)	6.4	(94.6)
Purchases of assets previously leased (1)	(77.2)	(40.0)	(11.3)
Stock repurchases (2)	(13.1)	—	(150.0)
Dividends	(74.3)	(71.0)	(69.3)
Other	23.9	(26.3)	59.1
Total	$463.1	$355.6	$66.9
________
(1)     In 2021, we purchased 2,329 railcars that were previously leased, compared to 732 railcars in 2020 and 157 in 2019.
(2)     During 2021, we repurchased 0.1 million shares of common stock for $13.1 million, compared to zero shares in 2020 and 2.0 million shares of common stock repurchased for $150.0 million in 2019.

Cash Flows from Discontinued Operations

The following table shows cash flow information for our discontinued operations for the years ended December 31 (in millions):

	2021	2020	2019
Net Cash (Used in) Provided By Operating Activities	$—	$(8.5)	$36.8
Net Cash Provided By Investing Activities	1.1	240.9	8.1
Net Cash Provided By (Used In) Financing Activities	—	21.8	(45.0)
Cash Provided By (Used In) Discontinued Operations, Net	$1.1	$254.2	$(0.1)

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2021 (in millions):

	Material Cash Obligations by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Recourse debt	$5,930.0	$363.7	$500.0	$533.1	$527.4	$461.4	$3,544.4
Interest on recourse debt (1)	1,952.2	192.2	180.4	165.3	151.1	145.1	1,118.1
Commercial paper and credit facilities	18.1	18.1	—	—	—	—	—
Operating lease obligations	334.6	42.4	40.1	38.0	35.2	43.9	135.0
Purchase commitments (2)	1,160.6	783.7	376.9	—	—	—	—
Total	$9,395.5	$1,400.1	$1,097.4	$736.4	$713.7	$650.4	$4,797.5
__________
(1)     For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2021.
(2)     Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements. The amount shown for 2022 includes $1.5 million related to options we exercised to purchase 21 railcars that are currently recorded as finance leases.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At December 31, 2021, 3,036 railcars have been ordered pursuant to the amended terms of the agreement, of which 2,280 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of Greenbrier on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of December 31, 2021, 6,141 railcars have been ordered, of which 3,838 railcars have been delivered. The agreement included an option to order additional railcars subject to certain restrictions and, as of December 31, 2021, we still have the option to order 2,200 additional railcars during the remaining term of the agreement.
The following table shows our future contractual cash receipts arising from our direct finance leases and future rental receipts from noncancelable operating leases as of December 31, 2021 (in millions):

	Contractual Cash Receipts by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$3,123.3	$968.3	$753.3	$546.4	$330.8	$195.9	$328.6
Finance leases	106.9	36.6	15.5	16.1	12.6	11.6	14.5
Total	$3,230.2	$1,004.9	$768.8	$562.5	$343.4	$207.5	$343.1

Our aggregate future contractual cash receipts at December 31, 2021 increased $234.4 million compared to December 31, 2020, primarily resulting from the impacts of our new Trifleet and GEL businesses, partially offset by lease receipts in 2021 and committed lease receipts associated with railcars sold in the current year.

2022 Liquidity Outlook

In addition to our contractual obligations, expenditures in 2022 may also include the purchase of railcars that are currently leased and other discretionary capital spending for opportunistic asset purchases or strategic investments, including direct investments in aircraft spare engines. We plan to fund these expenditures in 2022 using available cash at December 31, 2021 in combination with cash from operations, portfolio proceeds, long-term debt issuances, and our revolving credit facilities.

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

The following table shows additional information regarding our short-term borrowings:

	North America (1)			Europe (2)
	2021	2020	2019	2021	2020	2019
Balance as of December 31 (in millions)	$—	$—	$—	$18.1	$23.6	$15.8
Weighted-average interest rate	—%	—%	—%	0.8%	0.9%	0.7%
Euro/dollar exchange rate	n/a	n/a	n/a	1.14	1.23	1.12

Average daily amount outstanding during year (in millions)	$—	$—	$25.6	$20.2	$18.5	$16.7
Weighted-average interest rate	—%	—%	2.4%	0.9%	0.8%	0.7%
Average euro/dollar exchange rate	n/a	n/a	n/a	1.18	1.14	1.12

Average daily amount outstanding during 4th quarter (in millions)	$—	$—	$47.2	$20.0	$21.1	$19.9
Weighted-average interest rate	—%	—%	2.1%	0.9%	0.9%	0.7%
Average euro/dollar exchange rate	n/a	n/a	n/a	1.14	1.19	1.11

Maximum daily amount outstanding (in millions)	$—	$—	$130.0	$34.2	$35.8	$161.1
Euro/dollar exchange rate	n/a	n/a	n/a	1.22	1.18	1.11
__________
(1)Short-term borrowings in North America are composed of commercial paper issued in the U.S.
(2)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

During 2021, we entered into a new $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2026. The new credit facility contains two extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of December 31, 2021, the full $600 million was available under this facility. Additionally, we entered into a $250 million 3-year unsecured revolving credit facility in the U.S., expiring in May 2024. This facility also has two one-year extension options. This replaced our prior $250 million 3-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of December 31, 2021, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2021, €19.1 million was available under these credit facilities.

Delayed Draw Term Loan

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provided for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances were allowed from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. In 2021, we drew $384 million on the Term Loan, terminated the remaining unused commitment of $116 million, and subsequently repaid $134 million of the outstanding amount. As of December 31, 2021, $250 million was drawn on the Term Loan.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2021, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2021	2020	2019
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(344.3)	$(292.2)	$(151.0)
Commercial paper and bank credit facilities	18.1	23.6	15.8
Recourse debt	5,887.5	5,329.0	4,780.4
Operating lease obligations	286.2	348.6	432.3
Finance lease obligations	1.5	33.3	7.9
Total debt and lease obligations, net of unrestricted cash	5,849.0	5,442.3	5,085.4

Total recourse debt (1)	$5,849.0	$5,442.3	$5,085.4
Shareholders' Equity	$2,019.2	$1,957.4	$1,835.1
Recourse Leverage (2)	2.9	2.8	2.8
________
(1)     Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholders' equity.

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

The following table shows our commercial commitments at December 31, 2021 (in millions):

	Amount of Commitment Expiration by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Standby letters of credit and performance bonds	$9.0	$9.0	$—	$—	$—	$—	$—
Derivative guarantees	0.5	0.5	—	—	—	—	—
Total	$9.5	$9.5	$—	$—	$—	$—	$—

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

Defined Benefit Plan Contributions

In 2021, we contributed $4.2 million to our defined benefit pension plans and other post-retirement benefit plans. In 2022, we expect to contribute approximately $18.5 million. As of December 31, 2021, our funded pension plans in the aggregate were 106.6% funded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors ("Board") approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2021, we repurchased 0.1 million shares of common stock for $13.1 million, excluding commissions, compared to zero shares repurchased in 2020 and 2.0 million shares repurchased for $150.0 million, excluding commissions, in 2019. As of December 31, 2021, $136.9 million remained available under the repurchase authorization.

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

Lease Classification

We analyze all new and modified leases to determine whether we should classify the lease as an operating or finance lease. Our lease classification analysis relies on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life. While most of our leases are classified as operating leases, changes in the assumptions we use could result in a different lease classification, which could change the impacts of the lease transactions on our results of operations and financial position. See "Note 6. Leases" in Part II, Item 8 of this Form 10-K.

Impairment of Long-Lived Assets

We review long-lived assets, such as operating assets, right-of-use assets, and facilities, for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. We base estimated future cash flows on a number of assumptions, including lease rates, lease term (including renewals), freight rates and volume, operating costs, the life of the asset, and final disposition proceeds. If we determine an asset is impaired, we recognize an impairment loss equal to the amount by which the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

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
Once we make an estimate of fair value, we compare the estimate of fair value to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then we consider the investment impaired. If an investment is impaired, we assess whether the impairment is other-than-temporary. We consider factors such as the expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee, and our ability to hold the investment through the end of the underlying assets’ useful life to determine if the impairment is other-than-temporary. We may also consider actions we anticipate the investee will take to improve its business prospects if it seems probable the investee will take those actions. If we determine an investment to be only temporarily impaired, we do not record an impairment loss. Alternatively, if we determine an impairment is other-than-temporary, we record a loss equal to the difference between the estimated fair value of the investment and its carrying value. See "Note 7. Investments in Affiliated Companies" and "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

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

We expect to continue to reinvest foreign earnings outside the United States indefinitely. If future earnings are repatriated to the United States, or if we expect such earnings to be repatriated, a provision for additional taxes may be required. Under provisions of the territorial tax system, repatriated earnings are generally exempt from United States income taxation, however, incremental income taxes may occur from withholding taxes, foreign exchange gains, or other taxable gains recognized in connection with tax basis differences in our foreign investments. The ultimate tax cost of repatriating such earnings will depend on tax laws in effect and other circumstances at that time. See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2021	2020	2019
Net income (GAAP)	$143.1	$151.3	$211.2
Less: Net income from discontinued operations (GAAP)	—	1.1	30.4
Net income from continuing operations (GAAP)	$143.1	$150.2	$180.8

Adjustments attributable to pre-tax income from continuing operations:
Net insurance proceeds (1)	$(5.3)	$—	$—
Debt extinguishment costs (2)	4.5	—	—
Total adjustments attributable to pre-tax income from continuing operations	$(0.8)	$—	$—
Income taxes thereon, based on applicable effective tax rate	$0.2	$—	$—
Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (3)	—	—	(2.8)
Total other income tax adjustments attributable to income from continuing operations	$—	$—	$(2.8)
Adjustments attributable to affiliates' earnings from continuing operations, net of taxes:
Income tax rate changes (4)	39.7	12.3	—
Total adjustments attributable to affiliates' earnings, net of taxes	$39.7	$12.3	$—
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$182.2	$162.5	$178.0

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (5)	—	—	(8.1)
Total adjustments attributable to discontinued operations, net of taxes	$—	$—	$(8.1)
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$—	$1.1	$22.3

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$182.2	$163.6	$200.3

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2021	2020	2019
Diluted earnings per share from consolidated operations (GAAP)	$3.98	$4.27	$5.81
Less: Diluted earnings per share from discontinued operations (GAAP)	—	0.03	0.84
Diluted earnings per share from continuing operations (GAAP)	$3.98	$4.24	$4.97

Adjustments attributable to income from continuing operations, net of taxes:
Net insurance proceeds (1)	(0.11)	—	—
Debt extinguishment costs (2)	0.09	—	—
Income tax rate change (3)	—	—	(0.08)

Adjustments attributable to affiliates' earnings from continuing operations, net of taxes:
Income tax rate changes (4)	1.10	0.35	—
Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP)	$5.06	$4.59	$4.89

Adjustments attributable to discontinued operations, net of taxes:
Net casualty gain at ASC (5)	—	—	(0.22)
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$—	$0.03	$0.62
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$5.06	$4.62	$5.51
_______
(1)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.
(2)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(3)    Deferred income tax adjustment due to a reduction of the corporate income tax rate enacted in Alberta, Canada in 2019.
(4)    Deferred income tax adjustments due to an enacted corporate income tax rate increase in the United Kingdom in 2021 and the elimination of a previously announced corporate income tax rate reduction in the United Kingdom in 2020.
(5)    Net casualty gain attributable to insurance recovery for a vessel at ASC.

	2021	2020	2019
Return on Equity (GAAP)	7.2%	8.0%	11.7%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	11.0%	10.5%	13.5%
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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure based on the relationship between lease revenues and interest rates. Based on our floating rate debt instruments at December 31, 2021, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $4.3 million in 2022. Comparatively, at December 31, 2020, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.7 million increase in after-tax interest expense in 2021. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, Poland and the Netherlands. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2021 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2021, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2022 by $8.3 million. Comparatively, based on 2020 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2020, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2021 by $6.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Impairment of Long-Lived Assets

Description of the Matter
As described in Notes 3 and 10 to the consolidated financial statements, the Company reviews long-lived assets for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable. The Company evaluates the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows the asset is expected to generate. If the Company determines that an asset is impaired, an impairment loss is recognized equal to the excess of the asset’s carrying amount over its fair value.

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
Chicago, Illinois
February 17, 2022

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2021	2020
Assets
Cash and Cash Equivalents	$344.3	$292.2
Restricted Cash	0.2	0.4
Receivables
Rent and other receivables	69.8	74.7
Finance leases (as lessor)	100.2	74.0
Less: allowance for losses	(6.2)	(6.5)
	163.8	142.2

Operating Assets and Facilities	11,163.6	10,484.0
Less: allowance for depreciation	(3,378.8)	(3,313.3)
	7,784.8	7,170.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	270.7	335.9
Finance leases, net of accumulated depreciation	1.5	37.5
	272.2	373.4

Investments in Affiliated Companies	588.4	584.7
Goodwill	123.0	143.7
Other Assets	265.0	230.3
Total Assets	$9,541.7	$8,937.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$215.8	$147.3
Debt
Commercial paper and borrowings under bank credit facilities	18.1	23.6
Recourse	5,887.5	5,329.0
	5,905.6	5,352.6
Lease Obligations (as lessee)
Operating leases	286.2	348.6
Finance leases	1.5	33.3
	287.7	381.9

Deferred Income Taxes	1,001.0	962.8
Other Liabilities	112.4	135.6
Total Liabilities	7,522.5	6,980.2
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,254,574 and 67,751,074 Outstanding shares — 35,421,617 and 35,047,317	42.2	41.9
Additional paid in capital	763.8	735.4
Retained earnings	2,751.5	2,682.1
Accumulated other comprehensive loss	(160.6)	(137.5)
Treasury stock at cost (32,832,957 and 32,703,757 shares)	(1,377.7)	(1,364.5)
Total Shareholders’ Equity	2,019.2	1,957.4
Total Liabilities and Shareholders’ Equity	$9,541.7	$8,937.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2021	2020	2019
Revenues
Lease revenue	$1,140.5	$1,087.5	$1,088.5
Marine operating revenue	19.1	15.6	8.2
Other revenue	97.8	106.1	105.4
Total Revenues	1,257.4	1,209.2	1,202.1
Expenses
Maintenance expense	297.1	315.5	314.4
Marine operating expense	17.5	19.7	18.9
Depreciation expense	364.4	330.5	321.3
Operating lease expense	39.2	49.3	54.4
Other operating expense	44.0	35.3	31.3
Selling, general and administrative expense	198.3	172.0	180.4
Total Expenses	960.5	922.3	920.7
Other Income (Expense)
Net gain on asset dispositions	105.9	41.7	51.6
Interest expense, net	(204.0)	(190.3)	(180.5)
Other expense	(3.7)	(13.0)	(7.3)
Income before Income Taxes and Share of Affiliates’ Earnings	195.1	125.3	145.2
Income taxes	(53.2)	(37.3)	(40.9)
Share of affiliates’ earnings, net of taxes	1.2	62.2	76.5
Net Income from Continuing Operations	143.1	150.2	180.8

Income from Discontinued Operations, Net of Taxes	—	1.1	30.4
Net Income	143.1	151.3	211.2
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(51.7)	24.4	(10.1)
Unrealized gain (loss) on derivative instruments	1.9	(4.5)	3.9
Post-retirement benefit plans	26.7	6.2	7.2
Other comprehensive (loss) gain	(23.1)	26.1	1.0
Comprehensive Income	$120.0	$177.4	$212.2

Share Data
Basic earnings per share from continuing operations	$4.04	$4.30	$5.07
Basic earnings per share from discontinued operations	—	0.03	0.85
Basic earnings per share from consolidated operations	$4.04	$4.33	$5.92
Average number of common shares	35.4	35.0	35.7

Diluted earnings per share from continuing operations	$3.98	$4.24	$4.97
Diluted earnings per share from discontinued operations	—	0.03	0.84
Diluted earnings per share from consolidated operations	$3.98	$4.27	$5.81
Average number of common shares and common share equivalents	36.0	35.4	36.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2021	2020	2019
Operating Activities
Net income	$143.1	$151.3	$211.2
Income from discontinued operations, net of taxes	—	1.1	30.4
Income from continuing operations	143.1	150.2	180.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	378.4	342.8	332.7
Net gains on sales of assets	(99.4)	(39.5)	(56.2)
Asset impairments	2.4	0.3	6.6
Employee benefit plans	8.8	6.9	3.9
Share-based compensation	17.4	15.6	12.3
Deferred income taxes	34.2	29.1	33.8
Share of affiliates’ earnings, net of dividends	(1.2)	(62.2)	(49.0)
Changes in working capital items	23.5	(6.4)	(39.1)
Net cash provided by operating activities of continuing operations	507.2	436.8	425.8
Investing Activities
Additions to operating assets and facilities	(1,130.1)	(860.8)	(722.8)
Acquisition of new businesses	(1.4)	(203.2)	—
Investments in affiliates	(0.4)	—	—
Portfolio investments and capital additions	(1,131.9)	(1,064.0)	(722.8)
Purchases of assets previously leased	—	—	(1.0)
Portfolio proceeds	187.1	131.1	250.3
Proceeds from sales of other assets	54.7	26.0	23.0
Other	(27.6)	2.0	2.7
Net cash used in investing activities of continuing operations	(917.7)	(904.9)	(447.8)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,491.9	1,586.5	743.0
Repayments of debt (original maturities longer than 90 days)	(884.0)	(1,100.0)	(410.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(4.1)	6.4	(94.6)
Purchases of assets previously leased	(77.2)	(40.0)	(11.3)
Stock repurchases	(13.1)	—	(150.0)
Dividends	(74.3)	(71.0)	(69.3)
Other	23.9	(26.3)	59.1
Net cash provided by financing activities of continuing operations	463.1	355.6	66.9
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	(0.1)	(0.5)
Net cash (used in) provided by operating activities of discontinued operations	—	(8.5)	36.8
Net cash provided by investing activities of discontinued operations	1.1	240.9	8.1
Net cash provided (used in) financial activities of discontinued operations	—	21.8	(45.0)
Cash provided by (used in) discontinued operations, net	1.1	254.2	(0.1)
Net increase in Cash, Cash Equivalents, and Restricted Cash during the year	51.9	141.6	44.3
Cash, Cash Equivalents, and Restricted Cash at beginning of year	292.6	151.0	106.7
Cash, Cash Equivalents, and Restricted Cash at end of year	$344.5	$292.6	$151.0

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2021	2021	2020	2020	2019	2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	67.8	$41.9	67.5	$41.8	67.3	$41.6
Issuance of common stock	0.5	0.3	0.3	0.1	0.2	0.2
Balance at end of year	68.3	42.2	67.8	41.9	67.5	41.8
Treasury Stock
Balance at beginning of year	(32.7)	(1,364.5)	(32.7)	(1,364.5)	(30.7)	(1,214.5)
Stock repurchases	(0.1)	(13.2)	—	—	(2.0)	(150.0)
Balance at end of year	(32.8)	(1,377.7)	(32.7)	(1,364.5)	(32.7)	(1,364.5)
Additional Paid In Capital
Balance at beginning of year		735.4		720.1		706.4
Share-based compensation effects		28.4		15.3		13.7
Balance at end of year		763.8		735.4		720.1
Retained Earnings
Balance at beginning of year		2,682.1		2,601.3		2,419.2
Net income		143.1		151.3		211.2
Dividends declared ($2.00 in 2021, $1.92 in 2020 and $1.84 in 2019)		(73.7)		(70.5)		(68.5)
Cumulative impact of accounting standard adoption		—		—		39.4
Balance at end of year		2,751.5		2,682.1		2,601.3
Accumulated Other Comprehensive Loss
Balance at beginning of year		(137.5)		(163.6)		(164.6)
Other comprehensive (loss) income		(23.1)		26.1		1.0
Balance at end of year		(160.6)		(137.5)		(163.6)
Total Shareholders’ Equity		$2,019.2		$1,957.4		$1,835.1

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment.

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GATX Engine Leasing Ltd. ("GEL"). In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates" or "RRPF"). Financial results for this business are reported in the Portfolio Management segment.

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of the largest tank container lessors in the world. Financial results for this business is reported in the Other segment. See "Note 4. Business Combinations" for additional information.

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" for additional information.

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
	The new guidance is effective for us in the first quarter of 2022.	The application of this guidance did not impact our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
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
	Optional expedients are available for adoption from March 12, 2020 through December 31, 2022.	For any contracts that reference LIBOR, we are currently assessing how this standard may be applied to specific contract modifications through December 31, 2022.
Variable Lease Payments

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) - Lessors - Certain Leases with Variable Lease Payments, which requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as finance leases.
	The new guidance is effective for us in the first quarter of 2022.	We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

NOTE 3. Significant Accounting Policies

Basis of Presentation

We prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain prior year amounts have been reclassified to conform to the 2021 presentation.

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

Lease Classification

We determine the classification of a lease at its inception. If the provisions of the lease subsequently change, other than by renewal or extension, we evaluate whether that change would have resulted in a different lease classification had the change been in effect at inception. If so, the revised agreement is considered a new lease for lease classification purposes. See "Note 6. Leases." In 2019, we adopted ASU 2016-02, Leases ("Topic 842"). As provided in the guidance, we elected the package of practical expedients that retains the classification of existing leases at the time of adoption and does not require re-evaluation of embedded leases or reassessment of initial direct costs.

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

Operating Lease Revenue

We lease railcars, aircraft spare engines, and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 6. Leases."

Finance Lease Revenue

In certain cases, we lease railcars and other operating assets that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the interest method, which produces a constant yield over the lease term. Initial unearned income is the amount by which the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset. See "Note 6. Leases."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Allowance for Losses

The allowance for losses is our estimate of credit losses associated with receivable balances. Receivables include rent and other receivables and finance lease receivables.

Our loss reserves for rent and other receivables are based on historical loss experience and judgments about the impact of economic conditions, the state of the markets we operate in, and collateral values, if applicable. In addition, we may establish specific reserves for known troubled accounts.

We evaluate reserve estimates for finance lease receivables under ASC 326, on a customer-specific basis, considering each customer's particular credit situation, current economic conditions, and expected value of the underlying collateral upon its repossession, to adjust the allowance when necessary. We also consider the factors we use to evaluate rent and other receivables, which are outlined above.

We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2021. We believe that the allowance is adequate to cover losses inherent in our receivables balances as of December 31, 2021. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 18. Allowance for Losses."

Operating Assets and Facilities

We record operating assets, facilities, and capitalized improvements at cost. We depreciate operating assets and facilities over their estimated useful lives to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

Railcars	15–45 years
Aircraft spare engines	20–25 years
Locomotives	15–25 years
Marine vessels	30 years
Tank containers	15–25 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Other equipment	5–30 years

We review our operating assets and facilities for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. If we determine an asset is impaired, we recognize an impairment loss equal to the amount the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 10. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses and assets held for sale.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leased Assets as a Lessee

We record right-of-use assets for operating leases and finance leases as a lessee and we record the related obligations as liabilities. We amortize the leased assets over the lease terms. We review our right-of-use assets for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable.
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

Goodwill and Intangible Assets

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

We recognize intangible assets acquired in a business combination at their estimated fair value at the time of the business combination. Intangible assets consist of customer relationships and trade names and are amortized on a straight-line basis over their estimated useful lives ranging from 10 years to 25 years. We review intangible assets for potential impairment if circumstances indicate that the carrying amount of those assets may not be recoverable.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, and include those items in our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 13. Income Taxes."

Fair Value Measurements

Fair value is the price that a market participant would receive to sell an asset or pay to transfer a liability in an orderly transaction at the measurement date. We classify fair value measurements according to the three-level hierarchy defined by GAAP, and those classifications are based on our judgment about the reliability of the inputs we use in the fair value measurement. Level 1 inputs are quoted prices available in active markets for identical assets or liabilities. Level 2 inputs are observable, either directly or indirectly, and may include quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. For assets or liabilities with a specified contractual term, Level 2 inputs must be observable for substantially the full term of that asset or liability. Level 3 inputs are unobservable, meaning they are supported by little or no market activity. Fair value measurements classified as Level 3 typically rely on pricing models and discounted cash flow methodologies, both of which require significant judgment. See "Note 9. Fair Value Disclosure."

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

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of comprehensive income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in earnings. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive income (loss), and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we may not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 9. Fair Value Disclosure."

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized net of related hedges in other expense during the periods in which they occur. Net (losses) gains recognized were $(0.8) million, $(10.8) million and $1.7 million for 2021, 2020, and 2019.

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

Operating Lease Expense

We classify leases of certain railcars, maintenance facilities, and other equipment as operating leases. We record the lease expense associated with these leases on a straight-line basis. We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 6. Leases."

Share-Based Compensation

We base our measurement of share-based compensation expense on the grant date fair value of an award, and we recognize the expense over the requisite service period. Forfeitures are recorded when they occur. See "Note 12. Share-Based Compensation."

Net Gain on Asset Dispositions

Net gain on dispositions includes gains and losses on sales of operating assets and residual sharing income, which we also refer to as asset remarketing income; non-remarketing disposition gains, primarily from scrapping of railcars; and asset impairment losses. We recognize disposition gains, including non-remarketing gains, upon completion of the sale or scrapping of operating assets. Residual sharing income includes fees we receive from the sale of managed assets, and we recognize these fees upon completion of the underlying transactions.

The following table presents the net gain on asset dispositions for the years ended December 31 (in millions):

	2021	2020	2019
Net disposition gains	$82.4	$39.4	$58.6
Residual sharing income	8.9	2.5	1.9
Non-remarketing net disposition gains (losses)	17.0	0.1	(2.3)
Asset impairment losses (1)	(2.4)	(0.3)	(6.6)
Net Gain on Asset Dispositions	$105.9	$41.7	$51.6
__________
(1) See "Note 10. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $0.7 million in 2021, $1.5 million in 2020, and $3.8 million in 2019.

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Combinations

We account for business combinations using the acquisition method of accounting, which requires assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. The excess consideration paid over the fair value of the assets acquired and liabilities assumed represents goodwill. The allocation of the purchase price requires management to make significant estimates in determining fair values. These estimates can include, but are not limited to, expected future cash flows, discount rates, and the expected use of the acquired assets. Transaction costs associated with business combinations are expensed when incurred. See "Note 4. Business Combinations."

Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. Accordingly, the results of operations from our ASC business are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the years ended December 31, 2021, 2020, and 2019. There were no related assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2021 and 2020 in the accompanying balance sheets. In addition, cash flows from our ASC business are reported as cash flows from discontinued operations in the accompanying statements of cash flows for the years ended December 31, 2021, 2020, and 2019. See "Note 25. Discontinued Operations" for more information.

NOTE 4. Business Combinations

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of the largest tank container lessors in the world, for approximately €165 million ($203.2 million) in cash. In 2021, GATX paid a final €1.1 million ($1.4 million) attributable to post-closing adjustments. Transaction costs associated with this acquisition were approximately $3.1 million.

Headquartered in the Netherlands with offices worldwide, Trifleet owns and manages a fleet of tank containers leased to a diverse customer base in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, as well as to tank container operators.

The final purchase price allocation included $171.1 million to operating assets, $12.9 million to identifiable intangible assets, $23.2 million to other net liabilities acquired and $43.8 million to goodwill. Intangible assets include Trifleet's customer relationships and trade name with an estimated useful life of 25 and 10 years, respectively. Goodwill is primarily related to the value we expect to achieve from the growth of the business. Goodwill is reported in the Other segment and is not deductible for U.S. tax purposes. The acquisition was not significant in relation to our financial results and, therefore, pro-forma financial information has not been presented.

NOTE 5. Supplemental Cash Flow Information

	2021	2020	2019
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$196.6	$189.8	$185.1
Income taxes paid, net	10.3	21.4	11.6
________
(1)     Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and finance leases.

NOTE 6. Leases

GATX as Lessor

We lease railcars, aircraft spare engines, tank containers, and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. In accordance with applicable guidance, we do not separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars that, at commencement, are classified as finance leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of our lease income for the years ended December 31 (in millions):

	2021	2020	2019
Operating lease income:
Fixed lease income	$1,063.4	$1,020.9	$1,013.5
Variable lease income	70.1	59.4	65.2
Total operating lease income	$1,133.5	$1,080.3	$1,078.7
Finance lease income	7.0	7.2	9.8
Total lease income	$1,140.5	$1,087.5	$1,088.5

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $74.8 million, $88.9 million and $88.2 million in 2021, 2020 and 2019.

The following table shows the components of our finance leases as of December 31 (in millions):

	2021	2020
Total contractual lease payments receivable	$106.9	$77.1
Estimated unguaranteed residual value of leased assets	20.0	24.6
Unearned income	(26.7)	(27.7)
Finance leases	$100.2	$74.0

The following table shows our future contractual receipts from our noncancelable operating and finance leases as of December 31, 2021 (in millions):

	Operating Leases (1)	Finance Leases	Total
2022	$968.3	$36.6	$1,004.9
2023	753.3	15.5	768.8
2024	546.4	16.1	562.5
2025	330.8	12.6	343.4
2026	195.9	11.6	207.5
Years thereafter	328.6	14.5	343.1
	$3,123.3	$106.9	$3,230.2
__________
(1)     The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. The railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At December 31, 2021, we leased approximately 5,200 railcars at Rail North America, all of which are accounted for as operating leases.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table shows the components of lease expense for the years ended December 31 (in millions):

	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.6	$0.7
Interest on lease liabilities	—	0.2	0.3
Operating lease cost (1):
Fixed lease cost - operating leases	40.0	53.3	59.7
Total lease cost	$40.2	$54.1	$60.7
________
(1)     Total operating lease cost includes amounts recorded in selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $40.7 million for the year ended December 31, 2021 was recognized in connection with these operating leases compared to $64.3 million for the year ended December 31, 2020 and $70.1 million for the year ended December 31, 2019.

The following table shows the maturities of our lease liabilities as of December 31, 2021 (in millions):

	Operating Leases	Finance Leases	Total
2022	$42.4	$1.5	$43.9
2023	40.1	—	40.1
2024	38.0	—	38.0
2025	35.2	—	35.2
2026	43.9	—	43.9
Thereafter	135.0	—	135.0
Total undiscounted lease payments	$334.6	$1.5	$336.1
Less: amounts representing interest	(48.4)	—	(48.4)
Total discounted lease liabilities	$286.2	$1.5	$287.7

The following table shows assets recorded as finance leases as of December 31 (in millions):

	2021	2020
Railcars	$1.5	$37.8
Less: allowance for depreciation	—	(0.3)
Finance leases, net of accumulated depreciation	$1.5	$37.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the lease terms and discount rates related to leases as of December 31:

	2021	2020	2019
Weighted-average remaining lease term (years):
Operating leases	7.9	9.3	9.6
Finance leases (1)	—	—	—
Weighted-average discount rate:
Operating leases	3.40%	3.57%	3.66%
Finance leases	0.22%	0.95%	2.26%
________
(1)     The weighted-average remaining lease term for outstanding finance leases was less than one year in 2021, 2020 and 2019.

The following table shows other information related to leases for the years ended December 31 (in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40.5	$58.5	$66.5
Operating cash flows for finance leases	—	—	0.3
Financing cash flows for finance leases	77.2	40.0	11.3
Total cash for leases	$117.7	$98.5	$78.1

Non-cash financing lease transactions (1)	$45.1	$64.9	$7.8
__________
(1) Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

In 2021, we exercised options to acquire 2,329 railcars previously recorded on the balance sheet as a finance lease for $77.2 million, compared to the exercise of options to acquire 732 railcars for $40.0 million in 2020 and 157 railcars for $10.5 million in 2019.
NOTE 7. Investments in Affiliated Companies

Investments in affiliated companies is composed of investments in domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31 (in millions):

	Segment	2021	2020	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$588.1	$584.7	50.0%
RailPulse LLC	Rail North America	0.3	—	17.0%
Investments in Affiliated Companies		$588.4	$584.7
__________
(1) Combined investment balances of a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (collectively, the "RRPF affiliates").

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows our share of affiliates’ earnings by segment for the years ended December 31 (in millions):

	2021	2020	2019
Rail North America	$—	$(0.1)	$—
Portfolio Management	56.5	95.9	94.5
Share of affiliates' pre-tax income	56.5	95.8	94.5
Income taxes (1)	(55.3)	(33.6)	(18.0)
Share of affiliates' earnings, net of taxes	$1.2	$62.2	$76.5
__________
(1) Income taxes include deferred income tax adjustments of $39.7 million in 2021 due to an enacted corporate income tax rate increase in the United Kingdom and $12.3 million in 2020 due to the elimination of a previously announced corporate income tax rate reduction.

The following table shows our cash investments in and distributions and loan payments from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions
	2021	2020	2019	2021	2020	2019
Rail North America	$0.4	$—	$—	$—	$0.1	$—
Portfolio Management	—	—	—	0.1	0.6	27.6
Total	$0.4	$—	$—	$0.1	$0.7	$27.6

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2021	2020	2019
Revenues	$407.4	$491.0	$469.8
Net gains on sales of assets	79.5	115.7	86.4
Net income	5.0	146.1	161.4

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2021	2020
Current assets	$574.3	$352.7
Noncurrent assets	4,389.4	4,766.9
Total assets	$4,963.7	$5,119.6

Current liabilities	$492.6	$311.0
Noncurrent liabilities	3,329.6	3,674.7
Shareholders’ equity	1,141.5	1,133.9
Total liabilities and shareholders' equity	$4,963.7	$5,119.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates owned 407 aircraft engines at December 31, 2021, of which 199 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 20 to 25 years to an estimated residual value. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $1.2 million in 2021, $62.0 million in 2020, and $76.5 million in 2019. Financial results in 2021 and 2020 included $39.7 million of deferred tax expense due to an enacted corporate income tax rate increase in the United Kingdom in 2021 and $12.3 million of deferred tax expense due to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom in 2020. In 2020, financial results included a transaction involving the refinancing and sale of a group of aircraft spare engines at the RRPF affiliates. In this transaction, the RRPF affiliates sold 21 aircraft spare engines for total proceeds of $233.0 million in 2020. GATX's 50% share of the resulting pre-tax net gains was $35.3 million.

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2021	2020	2019
Lease revenue from third parties	$195.5	$257.6	$213.3
Lease revenue from Rolls-Royce	211.9	233.4	256.7
Depreciation expense	(238.3)	(248.7)	(223.9)
Interest expense	(96.7)	(116.0)	(126.4)
Other expenses	(38.5)	(50.3)	(16.5)
Other income, including net gains on sales of assets	79.5	115.7	86.4
Income before income taxes	113.4	191.7	189.6
Income taxes (1)	(107.4)	(45.6)	(27.9)
Net income	$6.0	$146.1	$161.7
_________
(1)Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2021	2020
Current assets	$573.5	$352.7
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,415.5 and $1,283.6 (a)	4,389.4	4,766.9
Total assets	$4,962.9	$5,119.6

Accounts payable and accrued expenses	$130.9	$110.4
Debt:
Current	361.8	200.6
Noncurrent, net of adjustments for hedges	2,845.1	3,243.6
Other liabilities	484.4	431.1
Shareholders’ equity	1,140.7	1,133.9
Total liabilities and shareholders' equity	$4,962.9	$5,119.6
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2021 (in millions):

	Rolls-Royce	Third Parties	Total
2022	$214.3	$185.6	$399.9
2023	191.7	166.3	358.0
2024	183.9	153.1	337.0
2025	162.2	138.8	301.0
2026	137.5	125.3	262.8
Thereafter	122.5	393.6	516.1
Total	$1,012.1	$1,162.7	$2,174.8

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2021 (in millions):

2022	$364.2
2023	399.6
2024	164.1
2025	210.6
2026	465.6
Thereafter	1,529.9
Total debt principal (1)	$3,134.0
__________
(1) All debt obligations are nonrecourse to the shareholders.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Debt

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2021	2020
Recourse Fixed Rate Debt
Unsecured	06/11/12	06/15/22	4.75%	$250.0	$250.0
Unsecured (1)	12/15/20	12/31/22	0.70%	113.7	122.1
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	11/05/18	02/15/24	4.35%	300.0	300.0
Unsecured (1)	12/22/16	05/23/24	0.85%	119.4	128.3
Unsecured (1)	11/05/19	11/05/24	0.96%	113.7	122.2
Unsecured (1)	03/20/20	03/20/25	1.00%	113.7	122.2
Unsecured	02/06/15	03/30/25	3.25%	300.0	300.0
Unsecured (1)	08/03/20	08/03/25	1.13%	113.7	122.1
Unsecured	09/13/16	09/15/26	3.25%	350.0	350.0
Unsecured (1)	10/27/21	10/27/26	0.90%	26.1	—
Unsecured (1)	11/04/19	11/04/26	1.07%	85.3	91.6
Unsecured	02/09/17	03/30/27	3.85%	300.0	300.0
Unsecured	11/02/17	03/15/28	3.50%	300.0	300.0
Unsecured (1)	10/27/21	10/27/28	1.17%	59.1	—
Unsecured	05/07/18	11/07/28	4.55%	300.0	300.0
Unsecured	01/31/19	04/01/29	4.70%	500.0	500.0
Unsecured	05/12/20	06/30/30	4.00%	500.0	500.0
Unsecured	02/03/21	06/01/31	1.90%	400.0	—
Unsecured (1)	10/27/21	10/27/31	1.56%	85.3	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	250.0
Unsecured	02/03/21	06/01/51	3.10%	300.0	—
Unsecured	08/09/21	06/01/51	3.10%	250.0	—
Unsecured	05/27/11	06/01/21	4.85%	—	250.0
Unsecured	09/20/11	06/01/21	4.85%	—	50.0
Unsecured	05/16/16	05/30/66	5.63%	—	150.0
Total recourse fixed rate debt				$5,680.0	$5,058.5

Recourse Floating Rate Debt
Unsecured	01/15/21	12/14/23	1.00%	$250.0	$—
Unsecured	11/06/17	11/05/21	2.61%	—	300.0
Total recourse floating rate debt				$250.0	$300.0
Total debt principal				$5,930.0	$5,358.5
Unamortized debt discount and debt issuance costs				(43.6)	(35.1)
Debt adjustment for fair value hedges				1.1	5.6
Total Debt				$5,887.5	$5,329.0
__________
(1)     Denominated in euros, but presented in U.S. dollars in this table.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2021 (in millions):

2022	$363.7
2023	500.0
2024	533.1
2025	527.4
2026	461.4
Thereafter	3,544.4
Total debt principal	$5,930.0

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2021	2020
Balance	$18.1	$23.6
Weighted-average interest rate	0.84%	0.85%
Credit Lines and Facilities

During 2021, we entered into a new $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2026. The new credit facility contains two extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of December 31, 2021, the full $600 million was available under this facility. Additionally, we entered into a new $250 million 3-year unsecured revolving credit facility in the U.S., expiring in May 2024. This facility also has two one-year extension options. This replaced our prior $250 million 3-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of December 31, 2021, the full $250 million was available under this facility.

In addition, our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2021, €19.1 million was available under these credit facilities.

Annual commitment fees for GATX's credit facilities were $1.2 million for 2021, $1.2 million for 2020, and $1.6 million for 2019.

Delayed Draw Term Loan

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provided for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances were allowed from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. In 2021, we drew $384 million on the Term Loan, terminated the remaining unused commitment of $116 million, and subsequently repaid $134 million of the outstanding amount. As of December 31, 2021, $250 million was drawn on the Term Loan.

Restrictive Covenants

Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.2 for the period ended December 31, 2021, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2021, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2021, this limit was $1,810.8 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2021, we were in compliance with all covenants and conditions of the indentures.

At December 31, 2021, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loans, public debt, and private placement debt balances totaling €730.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At December 31, 2021, we were in compliance with all covenants and conditions of all of our credit agreements.

Shelf Registration Statement

During 2019, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

NOTE 9. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at December 31, 2021 and December 31, 2020.

In addition, we review long-lived assets, such as operating assets and facilities, investments in affiliates, and goodwill, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as applicable. Certain assets were subject to non-recurring Level 3 fair value measurements during 2021 and 2020 and continue to be held and used at December 31, 2021 and 2020. The fair value of such assets at the time of their measurement was $2.7 million in 2021 and $1.7 million in 2020 and included railcars and locomotives. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2021 with maturities ranging from 2022 to 2027 and five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2020 with maturities ranging from 2021 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had one instrument outstanding with an aggregate notional amount of $101.7 million as of December 31, 2021 that matures in 2022 and one instrument outstanding with an aggregate notional amount of $105.7 million as of December 31, 2020 that matured in 2021. Within the next 12 months, we expect to reclassify $1.7 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position as of December 31, 2021 was $0.3 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

In the event that a counterparty fails to meet the terms of an interest rate swap agreement or a foreign exchange contract, our exposure is limited to the fair value of the swap, if in our favor. We manage the credit risk of counterparties by transacting with

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
institutions that we consider financially sound and by avoiding concentrations of risk with a single counterparty. We believe that the risk of non-performance by any of our counterparties is remote.

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value December 31, 2021	Fair Value December 31, 2020
Derivative Assets
Interest rate contracts (1)	Other assets	$1.4	$5.6
Foreign exchange contracts (1)	Other assets	3.6	0.4
Foreign exchange contracts (2)	Other assets	3.9	0.4
Total derivative assets		$8.9	$6.4
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.3	$—
Total derivative liabilities		$0.3	$—
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of December 31, 2021 and December 31, 2020, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	2021	2020	2021	2020

Recourse debt	$(300.4)	$(303.6)	$1.1	$5.6

The following tables show the impacts of our derivative instruments on our statements of comprehensive income for the years ended December 31 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income			Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Designation	2021	2020	2019		2021	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$(0.5)	$0.5	Interest expense	$1.9	$2.1	$2.5
Foreign exchange contracts	(11.9)	20.1	(19.5)	Other (income) expense	(12.0)	12.8	(14.3)
Total	$(11.9)	$19.6	$(19.0)	Total	$(10.1)	$14.9	$(11.8)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the years ended December 31 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)
2021
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(204.0)	$(3.7)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	4.5	—
Derivatives designated as hedging instruments	(4.5)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(1.9)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	12.0
Gain (loss) on non-designated derivative contracts	—	3.1

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)
2020
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(190.3)	$(13.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(4.2)	—
Derivatives designated as hedging instruments	4.2	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(2.1)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	(12.8)
Gain (loss) on non-designated derivative contracts	—	6.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)
2019
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(180.5)	$(7.3)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(9.0)	—
Derivatives designated as hedging instruments	9.0	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(2.5)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	14.3
Gain (loss) on non-designated derivative contracts	—	(1.7)
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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2021	2021	2020	2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$5,666.1	$6,040.2	$5,056.3	$5,696.9
Recourse floating rate debt	250.0	250.0	299.9	300.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Asset Impairments and Assets Held for Sale

We review our operating assets annually, or whenever indicators of impairment may be present. We considered the impact of COVID-19, and it did not have a material impact on our impairment results. The following table summarizes the components of asset impairments for the years ended December 31 (in millions):

	2021	2020	2019
Attributable to Consolidated Assets
Rail North America	$2.4	$0.3	$0.4
Portfolio Management	—	—	6.2
Total	$2.4	$0.3	$6.6
Impairment losses recorded at Rail North America were primarily attributable to railcars and locomotives with declines in value due to excessive damage or functional obsolescence. Impairment losses recorded at Portfolio Management related to certain offshore marine supply vessels.

In the consolidated statements of comprehensive income, impairment losses related to consolidated assets were included in net gain on asset dispositions.

As of December 31, 2021 and December 31, 2020, assets held for sale were and $3.8 million and $4.8 million, all of which were at Rail North America. All assets held for sale at December 31, 2021, are expected to be sold in 2022.

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

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $2.1 million of expense in 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2021 Pension Benefits	2020 Pension Benefits	2021 Retiree Health and Life	2020 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$508.6	$475.4	$22.9	$24.6
Service cost	8.7	8.1	0.2	0.2
Interest cost	8.1	12.3	0.3	0.5
Actuarial (gain) loss	(3.1)	45.2	(2.0)	(0.2)
Benefits paid	(39.9)	(33.4)	(1.5)	(2.2)
Effect of foreign exchange rate changes	(0.5)	1.0	—	—
Benefit obligation at end of year	$481.9	$508.6	$19.9	$22.9
Change in Fair Value of Plan Assets
Plan assets at beginning of year	465.5	432.7	—	—
Actual return on plan assets	34.3	61.4	—	—
Effect of exchange rate changes	(0.5)	1.2	—	—
Company contributions	2.7	3.6	1.5	2.2
Benefits paid	(39.9)	(33.4)	(1.5)	(2.2)
Plan assets at end of year	$462.1	$465.5	$—	$—
Funded Status at end of year	$(19.8)	$(43.1)	$(19.9)	$(22.9)
Amount Recognized
Other liabilities and other assets (net)	$(19.8)	$(43.1)	$(19.9)	$(22.9)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	75.8	109.9	(4.8)	(3.0)
Prior service credit	—	—	(0.8)	(1.0)
Accumulated other comprehensive loss (income)	75.8	109.9	(5.6)	(4.0)
Total recognized	$56.0	$66.8	$(25.5)	$(26.9)
After-tax amount recognized in accumulated other comprehensive loss (income)	$56.7	$82.2	$(4.2)	$(3.0)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $458.1 million at December 31, 2021 and $481.6 million at December 31, 2020.

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2021	2020
Projected benefit obligations	$48.5	$380.7
Fair value of plan assets	—	321.6

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2021	2020
Accumulated benefit obligations	$42.1	$41.7
Fair value of plan assets	—	—

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the components of net periodic cost (benefit) for the years ended December 31 (in millions):

	2021 Pension Benefits	2020 Pension Benefits	2019 Pension Benefits	2021 Retiree Health and Life	2020 Retiree Health and Life	2019 Retiree Health and Life
Service cost	$8.7	$8.1	$6.5	$0.2	$0.2	$0.2
Interest cost	8.1	12.3	15.2	0.3	0.5	0.9
Expected return on plan assets	(18.6)	(20.4)	(22.0)	—	—	—
Settlement accounting adjustment	2.1	—	—	—	—	—
Amortization of:
Unrecognized prior service credit	—	—	—	(0.2)	(0.2)	(0.2)
Unrecognized net actuarial loss (gain)	13.3	12.7	7.9	(0.3)	(0.4)	(0.1)
Net periodic cost	$13.6	$12.7	$7.6	$—	$0.1	$0.8

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2021	2020
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	2.81%	2.42%
Discount rate — salaried unfunded plans	1.80% - 2.74%	1.19% - 2.35%
Discount rate — hourly funded plan	3.03%	2.73%
Cash balance interest crediting rate — salaried funded plan	3.09%	3.09%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	2.41%	3.17%
Discount rate — hourly funded plan	2.74%	3.35%
Expected return on plan assets — salaried funded plan	5.20%	5.60%
Expected return on plan assets — hourly funded plan	4.30%	5.30%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	1.90%	1.20%
Rate of pension-in-payment increases	3.30%	2.90%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	1.20%	1.90%
Expected return on plan assets	2.70%	3.60%
Rate of pension-in-payment increases	2.90%	3.00%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - combined health	2.44%	1.93%
Discount rate - combined life insurance	2.85%	2.46%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - combined health	1.91%	2.85%
Discount rate - combined life insurance	2.45%	3.19%
Rate of compensation increases	n/a	n/a

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

	2021	2020
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend assumed for next year
Medical claims - pre age 65	6.20%	6.44%
Medical claims - post age 65	5.46%	5.63%
Prescription drugs claims - pre age 65	8.04%	8.78%
Prescription drugs claims - post age 65	8.04%	8.63%
Post age 65 Medicare Advantage Part D	15.95%	n/a
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2029	2028
Prescription drugs claims	2029	2028

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2021 and 2020, and current target asset allocation for 2021, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2021	2020
Asset Category
Equity securities	40.9%	41.9%	54.6%
Debt securities	56.0%	53.5%	41.4%
Real estate	3.1%	2.2%	2.9%
Cash	—%	2.4%	1.1%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2021	2020
Asset Category
Equity securities	19.1%	19.7%	33.7%
Debt securities	79.0%	77.5%	62.8%
Real estate	1.9%	1.5%	2.5%
Cash	—%	1.3%	1.0%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2021 and 2020, and current target asset allocation for 2021, by asset category:

		Plan Assets at December 31
	Target	2021	2020
Asset Category
Equity securities	—%	—%	30.7%
Debt securities	100.0%	100.0%	69.3%
	100.0%	100.0%	100.0%

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2021	2020
Assets measured at net asset value (1):
Short-term investment collective trust fund	$9.1	$4.6
Common stock collective trust funds	154.6	223.0
Fixed income collective trust funds	289.8	226.0
Real estate collective trust funds	8.6	11.9
Total	$462.1	$465.5
_______
(1)     In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

The following is a description of the valuation techniques and inputs used as of December 31, 2021 and 2020.

Short-term investment collective trust fund

We value the short-term investment collective trust fund based on the closing net asset values ("NAV") quoted by the funds. The short-term investment collective trust fund is a highly liquid investment in obligations of the U.S. Government, or its agencies or instrumentalities, and the related money market instruments. The short-term investment fund has no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The fund seeks to provide safety of principal, daily liquidity, and a competitive yield over the long term.

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

In 2022, we expect to contribute approximately $18.5 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2022	$28.3	$16.5	$2.0
2023	28.2	2.8	1.9
2024	29.6	2.5	1.8
2025	28.7	2.5	1.6
2026	28.0	2.4	1.5
Years 2027-2031	135.2	12.8	5.9
Total	$278.0	$39.5	$14.7

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our Board of Directors determines. Contributions to our 401(k) retirement plans were $2.3 million for 2021, $2.3 million for 2020, and $2.3 million for 2019.

NOTE 12. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified stock options, stock appreciation rights, restricted stock units, performance shares, and phantom stock awards. As of December 31, 2021, 5.7 million shares were authorized under the 2012 Plan and 2.5 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $17.4 million for 2021, $15.9 million for 2020, and $19.3 million for 2019, and the related tax benefits were $4.4 million for 2021, $4.0 million for 2020, and $4.8 million for 2019.

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

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term. No stock appreciation rights were issued during 2021, 2020, and 2019.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average fair value for our stock options and the assumptions we used to estimate fair value:

	2021	2020	2019
Weighted-average estimated fair value	$29.56	$22.50	$22.23
Quarterly dividend rate	$0.50	$0.48	$0.46
Expected term of stock options, in years	4.3	4.2	4.2
Risk-free interest rate	0.3%	1.3%	2.5%
Dividend yield	2.2%	2.5%	2.6%
Expected stock price volatility	34.4%	28.5%	28.9%
Present value of dividends	$8.61	$7.89	$7.29

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2021:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,467	$63.56
Granted	282	91.49
Exercised	(550)	55.17
Forfeited/Cancelled	(8)	80.64
Expired	(2)	66.61
Outstanding at end of the year	1,189	73.94
Vested and exercisable at end of the year	653	66.18

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2021, 2020, and 2019, and the weighted-average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2021:

Stock Options and Stock Appreciation Rights	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Exercised in 2019		$4.0
Exercised in 2020		7.6
Exercised in 2021		22.5

Outstanding at December 31, 2021 (a)	4.1	36.0
Vested and exercisable at December 31, 2021	3.1	24.8
_______
(a) As of December 31, 2021, 4,200 stock appreciation rights and 1,185,079 stock options were outstanding.

Total cash received from employees for exercises of stock options during the years ended December 31, 2021, 2020, and 2019 was $21.9 million, $6.6 million, and $4.4 million. As of December 31, 2021, we had $7.8 million of unrecognized compensation expense related to nonvested stock options and stock appreciation rights, which we expect to recognize over a weighted-average period of 1.8 years.

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

Performance shares are restricted shares that we grant to key employees for achieving certain strategic objectives. The shares convert to common stock at the end of a specified performance period if predetermined performance goals are achieved, as determined by the Compensation Committee. We estimate the number of shares we expect will vest as a result of actual performance against the performance criteria at the time of grant to determine total compensation expense to be recognized. We reevaluate the estimate annually and adjust total compensation expense for any changes to the estimate of the number of shares we expect to vest. The performance shares granted include an option to settle shares earned in cash upon vesting for certain eligible employees. As a result, these awards are accounted for as liability awards and recorded in other liabilities, and the liability and related compensation expense is adjusted to reflect the fair value of the underlying shares at the end of each reporting period. We recognize compensation expense for these awards over the applicable vesting period, which is generally three years.

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2021, there was $8.6 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted-average period of 1.7 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2021:

	Number of Share Units Outstanding (in thousands)	Weighted-Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	138	$72.59
Granted	34	91.36
Vested	(63)	70.79
Forfeited	(2)	82.09
Nonvested at end of the year	107	79.37
Performance Shares:
Nonvested at beginning of the year	112	$76.03
Granted	57	87.45
Net decrease due to estimated performance	(22)	84.78
Vested	(58)	71.98
Forfeited	(1)	87.06
Nonvested at end of the year	88	83.79

The total fair value of restricted stock units and performance shares that vested during the year was $11.6 million in 2021, $10.2 million in 2020, and $12.6 million in 2019.

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2021, we granted 17,466 units of phantom stock and there were 221,434 units outstanding as of December 31, 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Income Taxes

The following table shows the components of income before income taxes, excluding affiliates, for the years ended December 31 (in millions):

	2021	2020	2019
Income before Income Taxes
Domestic	$40.9	$(2.0)	$39.1
Foreign	154.2	127.3	106.1
Total	$195.1	$125.3	$145.2

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ended December 31 (in millions):

	2021	2020	2019
Income Tax Expense
Current
Domestic:
Federal	$0.1	$(3.4)	$(11.3)
State and local	0.3	0.3	(1.2)
	$0.4	$(3.1)	$(12.5)
Foreign	18.6	11.3	19.6
Total Current	$19.0	$8.2	$7.1
Deferred
Domestic:
Federal	6.7	3.6	19.6
State and local	3.0	0.9	4.3
	$9.7	$4.5	$23.9
Foreign	24.5	24.6	9.9
Total Deferred	$34.2	$29.1	$33.8
Income taxes	$53.2	$37.3	$40.9

The following table is a reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31 (in millions):

	2021	2020	2019
Income taxes at federal statutory rate	$41.0	$26.3	$30.5
Adjust for effect of:
Foreign earnings taxed at applicable statutory rates	10.2	9.8	9.8
Foreign deferred tax rate change impact	(0.3)	(0.7)	(2.8)
Nondeductible compensation	1.9	0.6	0.2
Share-based compensation	(3.5)	(1.2)	(1.4)
State income taxes	2.9	1.2	3.8
Other	1.0	1.3	0.8
Income taxes	$53.2	$37.3	$40.9
Effective income tax rate	27.3%	29.8%	28.2%

In 2021, our effective tax rate was 27.3% compared to 29.8% in 2020 and 28.2% in 2019. The 2019 effective tax rate included a net benefit of $2.8 million associated with the reduction of the corporate income tax rate in Alberta, Canada.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adjustment for foreign earnings in each year reflected the impact of applicable statutory tax rates on income earned at our foreign subsidiaries. Compensation is adjusted for the difference between the deductibility of these expenses under the U.S. tax law versus U.S. GAAP. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, our affiliates incurred income taxes of $55.3 million, $33.6 million, and $18.0 million respectively in 2021, 2020, and 2019. During 2021 and 2020, changes in the statutory tax rate of the United Kingdom resulted in one-time tax expense adjustments of $39.7 million and $12.3 million, respectively.

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2021	2020
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,093.5	$1,017.8
Right-of-use assets	68.3	93.8
Investments in affiliated companies	27.5	26.1
Lease accounting	29.1	33.4
Intangible amortization	1.9	—
Other	5.4	2.8
Total deferred tax liabilities	$1,225.7	$1,173.9
Deferred Tax Assets
Lease liability	$72.2	$95.9
Federal net operating loss	87.8	53.5
Foreign tax credit	0.8	0.8
Valuation allowance on foreign tax credit	(0.8)	(0.8)
State net operating loss	45.0	38.3
Valuation allowance on state net operating loss	(14.9)	(13.9)
Foreign net operating loss	1.6	2.1
Accruals not currently deductible for tax purposes	18.3	16.0
Allowance for losses	1.7	1.1
Pension and post-retirement benefits	9.8	16.4
Other	3.2	1.7
Total deferred tax assets	$224.7	$211.1
Net deferred tax liabilities	$1,001.0	$962.8

Deferred income taxes are the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We expect at this time to continue reinvestment of foreign earnings outside the U.S. indefinitely. Consequently, our tax provision does not include any deferred tax costs that might arise due to book versus tax basis differences in investments in foreign subsidiaries. Under provisions of the territorial tax system, future dividend distributions from foreign subsidiaries and affiliates are generally exempt from U.S. income tax. Taxes may arise from withholding taxes or on foreign exchange or other gains recognized in connection with the basis differences in our investments in foreign subsidiaries. The ultimate tax cost of repatriating these earnings depends on tax laws in effect and other circumstances at the time of distribution.

At December 31, 2021, we had a U.S. federal tax net operating loss carryforward of $418.1 million that can be carried forward indefinitely until the loss is fully recovered. The utilization of net operating losses carried forward are limited to 80% of future taxable income. We also had foreign tax credits of $0.8 million that expire after 2027. We have recorded a $0.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

At December 31, 2021, we had state tax net operating losses of $45.0 million, net of federal benefits that are scheduled to expire at various times beginning in 2022. We have recorded a $14.9 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we had foreign net operating losses of

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$1.6 million, which have an unlimited carryforward period. Our use of future operating losses depends on a number of variables, including the amount of taxable income and state apportionment factors for state net operating loss carryforwards.

At December 31, 2021, our gross liability for unrecognized tax benefits was $10.2 million. An increase of $8.6 million is attributed to our foreign operations. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one separate federal income tax return and one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2021, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2018 have been closed or expired. Additionally, we currently have no open federal income tax audits, four open state income tax audits, and one open income tax audit on our foreign operations.

NOTE 14. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2021, we generated approximately 27% of our total revenues from customers in the petroleum industry, 23% from the transportation industry, 20% from the chemical industry, 11% from food/agriculture industries and 10% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Germany, Poland, United Kingdom, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2021, 2020, and 2019. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2021, collective bargaining agreements covered approximately 35% of our employees, of which agreements covering 2% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

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

The following table shows our commercial commitments as of December 31 (in millions):

	2021	2020
Standby letters of credit and performance bonds	$9.0	$9.1
Derivative guarantees	0.5	1.5
Total commercial commitments (1)	$9.5	$10.6
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at December 31, 2021 and December 31, 2020. As of December 31, 2021, our outstanding commitments expire in 2022 through 2023. We are not aware of any event that would require us to satisfy any of our commitments.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table shows the computation of our basic and diluted net income per common share for the years ended December 31 (in millions, except per share amounts):

	2021	2020	2019
Numerator:
Net income from continuing operations	$143.1	$150.2	$180.8
Net income from discontinued operations	—	1.1	30.4
Net income	$143.1	$151.3	$211.2

Denominator:
Weighted-average shares outstanding - basic	35.4	35.0	35.7
Effect of dilutive securities:
Equity compensation plans	0.6	0.4	0.7
Weighted-average shares outstanding - diluted	36.0	35.4	36.4

Basic earnings per share from continuing operations	$4.04	$4.30	$5.07
Basic earnings per share from discontinued operations	—	0.03	0.85
Basic earnings per share from consolidated operations	$4.04	$4.33	$5.92

Diluted earnings per share from continuing operations	$3.98	$4.24	$4.97
Diluted earnings per share from discontinued operations	—	0.03	0.84
Diluted earnings per share from consolidated operations	$3.98	$4.27	$5.81

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17. Goodwill

Our goodwill was $123.0 million as of December 31, 2021 and $143.7 million as of December 31, 2020. In the fourth quarter of 2021, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. The following table summarizes the components of goodwill for the years ended December 31 (in millions):

	2021	2020
Rail North America	$23.8	$23.8
Rail International	58.6	62.9
Other	40.6	57.0
Total goodwill	$123.0	$143.7

In December 2020, GATX acquired Trifleet. As a result of this transaction, GATX initially recorded $57.0 million of goodwill. In 2021, GATX finalized the purchase price allocation among the amounts assigned to assets and liabilities, which resulted in a purchase accounting adjustment to goodwill of $13.2 million. See "Note 4. Business Combinations" for additional information.

The remaining changes in the carrying amount of our goodwill for 2021 resulted from fluctuations in foreign currency exchange rates.

NOTE 18. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2021	2020
Beginning balance	$6.5	$6.2
Provision for losses	0.1	0.7
Charges to allowance	(0.5)	(0.9)
Recoveries and other, including foreign exchange adjustments	0.1	0.5
Ending balance	$6.2	$6.5

NOTE 19. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2021	2020
Inventory	$52.0	$64.3
Prepaid items	42.0	18.9
Office furniture, fixtures and other equipment, net of accumulated depreciation	30.2	32.2
Prepaid pension	28.6	16.0
Derivatives	8.9	6.4
Assets held for sale	3.8	4.8
Deferred financing costs	2.8	3.0
Other	96.7	84.7
Total other assets	$265.0	$230.3

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2021	2020
Accrued pension and other post-retirement benefits	$68.3	$82.0
Environmental accruals	3.5	10.6
Derivatives	0.3	—
Other	40.3	43.0
Total other liabilities	$112.4	$135.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Shareholders’ Equity

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2021, we repurchased 0.1 million shares of common stock for $13.1 million. In 2020, we did not repurchase any shares of common stock. In 2019, we purchased 2.0 million shares of common stock for $150.0 million.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2021, 68.3 million shares were issued and 35.4 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2021 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.1
GATX Corporation 2012 Incentive Award Plan	5.7
Total	7.8

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2021 or December 31, 2020.

NOTE 21. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2018	$(58.0)	$(14.0)	$(92.6)	$(164.6)
Change in component	(10.1)	17.4	1.5	8.8
Reclassification adjustments into earnings (1)	—	(11.8)	7.6	(4.2)
Income tax effect	—	(1.7)	(1.9)	(3.6)
Balance at December 31, 2019	(68.1)	(10.1)	(85.4)	(163.6)
Change in component	24.4	(20.4)	(3.8)	0.2
Reclassification adjustments into earnings (1)	—	14.9	12.1	27.0
Income tax effect	—	1.0	(2.1)	(1.1)
Balance at December 31, 2020	(43.7)	(14.6)	(79.2)	(137.5)
Change in component	(51.7)	12.5	22.7	(16.5)
Reclassification adjustments into earnings (1)	—	(10.1)	12.8	2.7
Income tax effect	—	(0.4)	(8.9)	(9.3)
Balance at December 31, 2021	$(95.4)	$(12.6)	$(52.6)	$(160.6)
________
(1) See "Note 9. Fair Value Disclosure" and "Note 11. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 22. Foreign Operations

For the years ended December 31, 2021, 2020, and 2019, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2021 and 2020, we did not have more than 10% of our identifiable assets in any one foreign country.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2021	2020	2019
Revenues From Continuing Operations
Foreign	$468.5	$374.9	$331.1
United States	788.9	834.3	871.0
Total	$1,257.4	$1,209.2	$1,202.1

Identifiable Assets From Continuing Operations
Foreign	$3,783.3	$3,438.6	$2,624.5
United States	5,758.4	5,499.0	5,369.5
Total	$9,541.7	$8,937.6	$7,994.0

NOTE 23. Legal Proceedings and Other Contingencies

GATX and its subsidiaries have been named as defendants in various legal actions and claims, governmental proceedings, and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims, and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages. Several of our subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory, or premises liability. In addition, demand has been made against GATX for asbestos-related claims under limited indemnities given in connection with the sale of certain of our former subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.

Litigation Accruals

We have recorded accruals totaling $4.6 million at December 31, 2021 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

Environmental

Our operations are subject to extensive federal, state, and local environmental regulations. Our operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Under some environmental laws in the U.S. and certain other countries, the owner of a leased transportation asset may be liable for environmental damage and cleanup or other costs in the event of a spill or discharge of material from such asset without regard to the owner’s fault. While our standard forms of lease agreements require the lessee to indemnify us against environmental claims and to carry liability insurance coverage, such indemnities and

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
insurance may not fully protect us against claims for environmental damage. Additionally, some of our real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, we are subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), we generally contribute to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 13 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2021, we have recorded accruals of $3.5 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for ASC as a fourth segment.

In the first quarter of 2021, GATX began investing directly in aircraft spare engines through its new entity, GEL. In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. Financial results for this business are reported in the Portfolio Management segment.

On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet), one of the largest tank container lessors in the world. Financial results for this business are reported in the Other segment. See "Note 4. Business Combinations" for additional information.

On May 14, 2020, we completed the sale of our ASC business, subject to customary post-closing adjustments. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" for additional information.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that we lease, and five liquefied gas carrying vessels (the "Specialized Gas Vessels").

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show certain segment data for the years ended December 31, 2021, 2020, and 2019 (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2021 Profitability
Revenues
Lease revenue	$814.5	$272.9	$28.1	$25.0	$1,140.5
Marine operating revenue	—	—	19.1	—	19.1
Other revenue	77.2	11.4	0.5	8.7	97.8
Total Revenues	891.7	284.3	47.7	33.7	1,257.4
Expenses
Maintenance expense	235.4	57.6	—	4.1	297.1
Marine operating expense	—	—	17.5	—	17.5
Depreciation expense	261.1	73.6	17.6	12.1	364.4
Operating lease expense	39.2	—	—	—	39.2
Other operating expense	30.3	9.0	1.7	3.0	44.0
Total Expenses	566.0	140.2	36.8	19.2	762.2
Other Income (Expense)
Net gain on asset dispositions	94.3	2.7	8.0	0.9	105.9
Interest expense, net	(136.2)	(45.2)	(16.6)	(6.0)	(204.0)
Other income (expense)	1.6	3.4	2.0	(10.7)	(3.7)
Share of affiliates' pre-tax income	—	—	56.5	—	56.5
Segment profit (loss)	$285.4	$105.0	$60.8	$(1.3)	449.9
Less:
Selling, general and administrative expense					198.3
Income taxes (includes $55.3 related to affiliates' earnings)					108.5
Net income from continuing operations					$143.1
Net income from discontinued operations, net of taxes					—
Net income					$143.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$80.7	$1.2	$—	$0.5	$82.4
Residual sharing income	0.9	—	8.0	—	8.9
Non-remarketing net gains (1)	15.1	1.5	—	0.4	17.0
Asset impairments	(2.4)	—	—	—	(2.4)
	$94.3	$2.7	$8.0	$0.9	$105.9

Capital Expenditures
Portfolio investments and capital additions	$574.4	$173.3	$353.0	$31.2	$1,131.9

Selected Balance Sheet Data
Investments in affiliated companies	$0.3	$—	$588.1	$—	$588.4
Identifiable assets from continuing operations	$6,141.7	$1,729.9	$1,048.7	$621.4	$9,541.7
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2020 Profitability
Revenues
Lease revenue	$838.3	$248.4	$0.8	$—	$1,087.5
Marine operating revenue	—	—	15.6	—	15.6
Other revenue	95.8	9.7	0.6	—	106.1
Total Revenues	934.1	258.1	17.0	—	1,209.2
Expenses
Maintenance expense	264.7	50.8	—	—	315.5
Marine operating expense	—	—	19.7	—	19.7
Depreciation expense	258.6	66.6	5.3	—	330.5
Operating lease expense	49.3	—	—	—	49.3
Other operating expense	27.3	7.5	0.5	—	35.3
Total Expenses	599.9	124.9	25.5	—	750.3
Other Income (Expense)
Net gain on asset dispositions	38.3	1.2	2.2	—	41.7
Interest (expense) income, net	(139.9)	(45.9)	(12.2)	7.7	(190.3)
Other expense	(4.9)	(5.0)	—	(3.1)	(13.0)
Share of affiliates' pre-tax (loss) income	(0.1)	—	95.9	—	95.8
Segment profit	$227.6	$83.5	$77.4	$4.6	393.1
Less:
Selling, general and administrative expense					172.0
Income taxes (includes $33.6 related to affiliates' earnings)					70.9
Net income from continuing operations					$150.2
Net income from discontinued operations, net of taxes					1.1
Net income					$151.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$38.8	$0.5	$0.1	$—	$39.4
Residual sharing income	0.4	—	2.1	—	2.5
Non-remarketing net (losses) gains (1)	(0.6)	0.7	—	—	0.1
Asset impairments	(0.3)	—	—	—	(0.3)
	$38.3	$1.2	$2.2	$—	$41.7

Capital Expenditures
Portfolio investments and capital additions	$642.0	$216.0	$0.5	$205.5	$1,064.0

Selected Balance Sheet Data
Investments in affiliated companies	$—	$—	$584.7	$—	$584.7
Identifiable assets from continuing operations	$5,944.4	$1,745.8	$706.1	$541.3	$8,937.6
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
NOTE 25. Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business. The proceeds of $258.3 million in cash included $1.1 million held in escrow, set aside to satisfy potential indemnification claims for one year after the sale date. The final proceeds of $1.1 million were received in May 2021.

Accordingly, the results of operations from our ASC business and gain on sale of ASC are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the years ended December 31, 2021, 2020, and 2019. As a result of the completion of the sale in May 2020, there were no operating results in 2021. There were no related assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2021 and 2020 in the accompanying balance sheets. We recognized a net gain of $3.6 million, net of taxes, during the second quarter of 2020 in connection with this sale. In the third quarter of 2020, we recognized a net loss of $0.3 million, net of taxes. The net loss on sale recognized in the third quarter was attributable to final post-closing adjustments and expenses related to the sale.

Results of discontinued operations reflect directly attributable revenues, operating and ownership expenses, and income taxes. Results also reflect intercompany allocations for interest. Interest expense was zero for 2021, $2.0 million for 2020, and $6.1 million for 2019. Interest was allocated consistent with GATX's risk-adjusted approach for continuing operations.

The following table shows the financial results of our discontinued operations for the years ended December 31 (in millions):

	2021	2020	2019
Revenues	$—	$27.2	$191.7
Expenses
Operating expense	—	22.5	138.8
Depreciation expense	—	1.7	10.6
Selling, general and administrative expense	—	2.8	8.2
Total Expenses	—	27.0	157.6
Other (expense) income	—	(3.0)	3.8
(Loss) Income from Discontinued Operations Before Taxes	—	(2.8)	37.9
Income tax benefit (expense)	—	0.6	(7.5)
Net (Loss) Income from Discontinued Operations, Net of Taxes	$—	$(2.2)	$30.4
Gain on Sale of Discontinued Operations, Net of Taxes	—	3.3	—
Total Discontinued Operations, Net of Taxes	$—	$1.1	$30.4

The following table shows cash flow information for our discontinued operations for the years ending December 31 (in millions):

	2021	2020	2019
Net Cash Used In (Provided By) Operating Activities	$—	$(8.5)	$36.8
Net Cash Provided By Investing Activities (1)	1.1	240.9	8.1
Net Cash Provided By (Used In) Financing Activities	—	21.8	(45.0)
Cash Provided By (Used In) Discontinued Operations, Net	$1.1	$254.2	$(0.1)
________
(1)     Net cash provided by investing activities included $1.1 million in 2021 for the final proceeds from the sale of ASC that had been held in escrow funds and $257.2 million of proceeds from the sale of ASC in 2020.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control over Financial Reporting

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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
February 17, 2022

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", and "Audit Committee Report" in our definitive Proxy Statement to be filed on or about March 11, 2022, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed on or about March 11, 2022, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 11, 2022, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 11, 2022, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed on or about March 11, 2022, which sections are incorporated herein by reference.

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

Under Rule 3-09 of Regulation S-X, we are required to file separate unaudited consolidated financial statements of Alpha Partners Leasing Limited, the foreign entities of the RRPF affiliates, for the year ended December 31, 2021. We expect to file those financial statements by amendment to our annual report on Form 10-K/A on or before March 31, 2022.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020, and 2019, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX’s Form 8-K dated October 31, 2013, file number 1-2328.
3.2
Amended and Restated By-Laws of GATX Corporation, as amended and restated on December 3, 2021, are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated December 7, 2021, file number 1-2328.

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
10.1
Five Year Credit Agreement dated as of May 21, 2021, among GATX Corporation, as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, Morgan Stanley MUFG Loan Partners, LLC and KeyBank National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 27, 2021, file number 1-2328.

10.2
Delayed Draw Term Loan Agreement dated as of December 14, 2020 among GATX Corporation, as borrower, the Initial Lenders therein, as initial lenders, Bank of America, N.A., as administrative agent, and BOFA Securities, Inc., as sole lead arranger and sole book manager, is incorporated by reference to Exhibit 10.1 to GATX's Form 8-K dated December 18, 2020, file number 1-2328.

i.
Amendment No. 1 to Delayed Draw Term Loan Agreement, dated as of December 14, 2020, among GATX Corporation, as borrower, the lenders named therein, Bank of America, N.A., as administrative agent, and BofA Securities, Inc., as sole lead arranger and sole book manager is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated April 8, 2021, file number 1-2328

10.3
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated November 3, 2014 is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, file number 1-2328 (Note: Portions of this document have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K).

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
Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010, is incorporated by reference to Exhibit 10.7(ii) to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, file number 1-2328.*

10.6
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.7
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.8
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.9
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.10
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons and Deborah A. Golden is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.11
Form of Agreement for Employment Following a Change of Control between GATX Corporation and Thomas A. Ellman (dated as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.12
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Jennifer McManus (dated as of October 30, 2020), Paul F. Titterton (dated as of January 1, 2014), Jennifer Van Aken (dated as of October 30, 2020), Jeffery R. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.13
Form of Agreement for Employment Following a Change of Control between GATX Corporation and N. Gokce Tezel (dated as of March 1, 2018) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.14
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated February 24, 2009, file number 1-2328.

10.15
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.16
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.17
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, file number 1-2328.*

10.18
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017 is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.*

10.19
Form of Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control, is incorporated by reference to Exhibit 10.1 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.20
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to Thomas A. Ellman is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.21
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Thomas A. Ellman is incorporated by reference to Exhibit 10.2 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.22
Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.1 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.23
Amended and Restated GATX Corporation Director's Phantom Stock Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.24
Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).

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
February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 17, 2022

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 17, 2022

/s/ JENNIFER M. MCMANUS	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Jennifer M. McManus
February 17, 2022

Diane M. Aigotti*	Director
Anne L. Arvia*	Director
James B. Ream*	Director
Adam L. Stanley*	Director
David S. Sutherland*	Director
Stephen R. Wilson*	Director
Paul G. Yovovich*	Director

* By: /s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 17, 2022