Form 10-Q
period 2022-03-31
GATX CORP
filed 2022-04-28
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

There were 35.6 million common shares outstanding at March 31, 2022.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2022

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including our Form 10-K for the year ended December 31, 2021 and in any subsequent reports on Form 10-Q, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

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

•inability to successfully consummate and manage ongoing acquisition and divestiture activities
•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and the risks that certain factors that adversely affect Rolls-Royce could have an adverse effect on our businesses
•fluctuations in foreign exchange rates
•inflation and deflation
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•asset impairment charges we may be required to recognize
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•changes in banks' inter-lending rate reporting practices and the phasing out of LIBOR
•competitive factors in our primary markets, including competitors with significantly lower costs of capital
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties or trade barriers affecting our activities in the countries where we do business
•changes in, or failure to comply with, laws, rules, and regulations
•U.S. and global political conditions, including the ongoing military action between Russia and Ukraine
•inability to obtain cost-effective insurance
•environmental liabilities and remediation costs
•potential obsolescence of our assets
•inadequate allowances to cover credit losses in our portfolio
•operational, functional and regulatory risks associated with severe weather events, climate change and natural disasters
•inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2022	2021
Assets
Cash and Cash Equivalents	$649.3	$344.3
Restricted Cash	0.2	0.2
Receivables
Rent and other receivables	69.9	69.8
Finance leases (as lessor)	98.9	100.2
Less: allowance for losses	(6.1)	(6.2)
	162.7	163.8

Operating Assets and Facilities	11,203.2	11,163.6
Less: allowance for depreciation	(3,328.3)	(3,378.8)
	7,874.9	7,784.8
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	262.8	270.7
Finance leases, net of accumulated depreciation	—	1.5
	262.8	272.2

Investments in Affiliated Companies	585.0	588.4
Goodwill	120.3	123.0
Other Assets	253.4	265.0
Total Assets	$9,908.6	$9,541.7

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$170.5	$215.8
Debt
Commercial paper and borrowings under bank credit facilities	18.6	18.1
Recourse	6,256.9	5,887.5
	6,275.5	5,905.6
Lease Obligations (as lessee)
Operating leases	273.4	286.2
Finance leases	—	1.5
	273.4	287.7

Deferred Income Taxes	1,013.5	1,001.0
Other Liabilities	114.9	112.4
Total Liabilities	7,847.8	7,522.5
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,533,697 and 68,254,574 Outstanding shares — 35,609,060 and 35,421,617	42.4	42.2
Additional paid in capital	781.5	763.8
Retained earnings	2,808.1	2,751.5
Accumulated other comprehensive loss	(184.5)	(160.6)
Treasury stock at cost (32,924,637 and 32,832,957 shares)	(1,386.7)	(1,377.7)
Total Shareholders’ Equity	2,060.8	2,019.2
Total Liabilities and Shareholders’ Equity	$9,908.6	$9,541.7

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2022	2021
Revenues
Lease revenue	$283.3	$280.6
Marine operating revenue	6.2	3.6
Other revenue	27.1	21.6
Total Revenues	316.6	305.8
Expenses
Maintenance expense	74.6	74.3
Marine operating expense	4.2	4.6
Depreciation expense	89.5	88.6
Operating lease expense	9.1	10.9
Other operating expense	10.7	10.2
Selling, general and administrative expense	47.2	47.1
Total Expenses	235.3	235.7
Other Income (Expense)
Net gain on asset dispositions	73.7	22.5
Interest expense, net	(51.2)	(53.6)
Other expense	(2.0)	(1.3)
Income before Income Taxes and Share of Affiliates’ Earnings	101.8	37.7
Income taxes	(22.4)	(8.4)
Share of affiliates’ (losses) earnings, net of taxes	(3.6)	7.2
Net Income	$75.8	$36.5
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(25.8)	(36.6)
Unrealized gain on derivative instruments	0.4	0.6
Post-retirement benefit plans	1.5	2.5
Other comprehensive loss	(23.9)	(33.5)
Comprehensive Income	$51.9	$3.0

Share Data
Basic earnings per share	$2.13	$1.04
Average number of common shares	35.5	35.2

Diluted earnings per share	$2.10	$1.02
Average number of common shares and common share equivalents	36.0	35.9

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2022	2021
Operating Activities
Net income	$75.8	$36.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	92.8	92.0
Net gains on sales of assets	(70.8)	(21.8)
Deferred income taxes	16.6	2.5
Share of affiliates’ (losses) earnings, net of dividends	3.6	(7.2)
Changes in working capital items	(17.8)	(25.6)
Net cash provided by operating activities	100.2	76.4
Investing Activities
Portfolio investments and capital additions	(370.4)	(509.5)
Portfolio proceeds	151.5	47.0
Proceeds from sales of other assets	11.8	15.3
Other	28.1	0.4
Net cash used in investing activities	(179.0)	(446.8)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	395.9	1,074.1
Net increase (decrease) in debt with original maturities of 90 days or less	0.9	(3.2)
Stock repurchases	(9.0)	—
Dividends	(20.4)	(19.7)
Purchases of assets previously leased	(1.5)	(33.3)
Other	19.7	20.8
Net cash provided by financing activities	385.6	1,038.7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.8)	(1.8)
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	305.0	666.5
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	344.5	292.6
Cash, Cash Equivalents, and Restricted Cash at end of the period	$649.5	$959.1

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended March 31
	2022		2021
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.3	$42.2	67.8	$41.9
Issuance of common stock	0.2	0.2	0.3	0.2
Balance at end of the period	68.5	42.4	68.1	42.1
Treasury Stock
Balance at beginning of the period	(32.8)	(1,377.7)	(32.7)	(1,364.5)
Stock repurchases	(0.1)	(9.0)	—	—
Balance at end of the period	(32.9)	(1,386.7)	(32.7)	(1,364.5)
Additional Paid In Capital
Balance at beginning of the period		763.8		735.4
Share-based compensation effects		17.7		17.7
Balance at end of the period		781.5		753.1
Retained Earnings
Balance at beginning of the period		2,751.5		2,682.1
Net income		75.8		36.5
Dividends declared ($0.52 and $0.50 per share)		(19.2)		(18.3)
Balance at end of the period		2,808.1		2,700.3
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(160.6)		(137.5)
Other comprehensive loss		(23.9)		(33.5)
Balance at end of the period		(184.5)		(171.0)
Total Shareholders’ Equity		$2,060.8		$1,960.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for our tank container leasing business ("Trifleet leasing") are reported in the Other segment.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its new entity, GATX Engine Leasing ("GEL"). GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates” or "RRPF"). Financial results for this business are reported in the Portfolio Management segment.

NOTE 2. Basis of Presentation

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2022. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We disaggregate revenue into three categories as presented on our statement of comprehensive income:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue.

Operating Lease Revenue

We lease railcars, aircraft spare engines, tank containers, and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 4. Leases".

Finance Lease Revenue

In certain cases, we lease railcars, tank containers, and other operating assets that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the interest method, which produces a constant yield over the lease term. Initial unearned income is the amount by which the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset. See "Note 4. Leases".

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

NOTE 4. Leases

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our lease income (in millions):

	Three Months Ended March 31
	2022	2021
Operating lease income:
Fixed lease income	$260.3	$262.1
Variable lease income	20.8	16.8
Total operating lease income	$281.1	$278.9
Finance lease income	2.2	1.7
Total lease income	$283.3	$280.6

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $22.6 million and $16.8 million for the three months ended March 31, 2022 and 2021.

NOTE 5. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2022 and December 31, 2021.

In addition, we review long-lived assets, such as operating assets and facilities, investments in affiliates, and goodwill, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We considered the Russia/Ukraine conflict as part of our assessment during the quarter and determined there were no material impacts on our final conclusions. We will continue to monitor our long-lived assets, investments in affiliates, and goodwill for indicators of impairment as this conflict continues to impact the global economy.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had five instruments outstanding with an aggregate notional amount of $300.0 million as of March 31, 2022 with maturities ranging from 2022 to 2027 and five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2021 with maturities ranging from 2022 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had twelve instruments outstanding with an aggregate notional amount of $132.3 million as of March 31, 2022 that mature in 2022 and one instrument outstanding with an aggregate notional amount of $101.7 million as of December 31, 2021 that matures in 2022. Within the next 12 months, we expect to reclassify $1.7 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other income (expense) immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position as of March 31, 2022 was $5.1 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value March 31, 2022	Fair Value December 31, 2021
Derivative Assets
Interest rate contracts (1)	Other assets	$0.4	$1.4
Foreign exchange contracts (1)	Other assets	6.5	3.6
Foreign exchange contracts (2)	Other assets	5.3	3.9
Total derivative assets		$12.2	$8.9
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$5.0	$0.3
Foreign exchange contracts (1)	Other liabilities	0.1	—
Total derivative liabilities		$5.1	$0.3
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2022 and December 31, 2021, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2022 and December 31, 2021 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Recourse debt	$(298.9)	$(300.4)	$(4.6)	$1.1

The following table shows the impacts of our derivative instruments on our statements of comprehensive income for the three months ended March 31, 2022 and 2021 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31			Three Months Ended March 31
Derivative Designation	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$(3.3)	$(4.8)	Interest expense	$0.4	$0.6
Total	$(3.3)	$(4.8)	Other (income) expense	(2.9)	(4.7)
			Total	$(2.5)	$(4.1)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the three months ended March 31, 2022 and 2021 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31		Three Months Ended March 31
	2022		2021
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(51.2)	$(2.0)	$(53.6)	$(1.3)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	5.7	—	1.3	—
Derivatives designated as hedging instruments	(5.7)	—	(1.3)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.4)	—	(0.6)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	2.9	—	4.7
Gain (loss) on non-designated derivative contracts	—	1.5	—	2.0
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$6,037.7	$5,962.5	$5,666.1	$6,040.2
Recourse floating rate debt	250.0	250.0	250.0	250.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended March 31, 2022 and 2021 (in millions):

	2022 Pension Benefits	2021 Pension Benefits	2022 Retiree Health and Life	2021 Retiree Health and Life
Service cost	$2.0	$2.2	$—	$—
Interest cost	2.6	2.0	0.1	0.1
Expected return on plan assets	(4.0)	(4.7)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss (gain)	2.2	3.4	(0.1)	(0.1)
Net periodic cost	$2.8	$2.9	$—	$—
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

NOTE 7. Share-Based Compensation

During the three months ended March 31, 2022, we granted 284,400 non-qualified employee stock options, 39,740 restricted stock units, 62,350 performance shares, and 3,769 phantom stock units. For the three months ended March 31, 2022, total share-based compensation expense was $4.7 million and the related tax benefits were $1.2 million. For the three months ended March 31, 2021, total share-based compensation expense was $6.0 million and the related tax benefits were $1.5 million.

The estimated fair value of our 2022 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2022
Weighted-average estimated fair value	$34.77
Quarterly dividend rate	$0.52
Expected term of stock options, in years	4.3
Risk-free interest rate	1.6%
Dividend yield	2.0%
Expected stock price volatility	35.0%
Present value of dividends	$8.58

NOTE 8. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31:

	2022	2021
Effective income tax rate	22.0%	22.2%

The difference in the effective rate for the current year compared to the prior year is primarily due to a reduction in the statutory tax rate of Austria in the current year, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments (in millions):

	March 31 2022	December 31 2021
Standby letters of credit and performance bonds	$9.0	$9.0
Derivative guarantees	—	0.5
Total commercial commitments (1)	$9.0	$9.5
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at March 31, 2022 and December 31, 2021. As of March 31, 2022, our outstanding commitments expire in 2022 through 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2022	2021
Numerator:
Net income	$75.8	$36.5

Denominator:
Weighted-average shares outstanding - basic	35.5	35.2
Effect of dilutive securities:
Equity compensation plans	0.5	0.7
Weighted-average shares outstanding - diluted	36.0	35.9
Basic earnings per share	$2.13	$1.04
Diluted earnings per share	$2.10	$1.02

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 11. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2021	$(95.4)	$(12.6)	$(52.6)	$(160.6)
Change in component	(25.8)	3.3	(0.1)	(22.6)
Reclassification adjustments into earnings (1)	—	(2.5)	2.1	(0.4)
Income tax effect	—	(0.4)	(0.5)	(0.9)
Balance at March 31, 2022	$(121.2)	$(12.2)	$(51.1)	$(184.5)
________
(1)     See "Note 5. Fair Value Disclosure" and "Note 6. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

NOTE 12. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to the notes included with our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for our tank container leasing business ("Trifleet leasing") are reported in the Other segment.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its new entity, GEL. GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. Financial results for this business are reported in the Portfolio Management segment.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that we lease, as well as five liquefied gas carrying vessels (the "Specialized Gas Vessels") and assorted other marine assets.

Other includes our Trifleet leasing business, as well as selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2022
Revenues
Lease revenue	$200.7	$67.6	$8.3	$6.7	$283.3
Marine operating revenue	—	—	6.2	—	6.2
Other revenue	23.0	2.3	—	1.8	27.1
Total Revenues	223.7	69.9	14.5	8.5	316.6
Expenses
Maintenance expense	59.9	14.0	—	0.7	74.6
Marine operating expense	—	—	4.2	—	4.2
Depreciation expense	63.5	18.0	5.0	3.0	89.5
Operating lease expense	9.1	—	—	—	9.1
Other operating expense	7.3	2.4	0.5	0.5	10.7
Total Expenses	139.8	34.4	9.7	4.2	188.1
Other Income (Expense)
Net gain on asset dispositions	71.6	1.0	0.9	0.2	73.7
Interest expense, net	(34.4)	(11.2)	(4.7)	(0.9)	(51.2)
Other expense	(0.7)	(0.4)	(0.1)	(0.8)	(2.0)
Share of affiliates' pre-tax losses	—	—	(4.8)	—	(4.8)
Segment profit (loss)	$120.4	$24.9	$(3.9)	$2.8	$144.2
Less:
Selling, general and administrative expense					47.2
Income taxes (includes $1.2 of income tax benefit related to affiliates' losses)					21.2
Net income					$75.8

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$64.4	$0.4	$—	$0.1	$64.9
Residual sharing income	2.0	—	0.9	—	2.9
Non-remarketing net gains (1)	5.2	0.6	—	0.1	5.9
	$71.6	$1.0	$0.9	$0.2	$73.7

Capital Expenditures
Portfolio investments and capital additions	$280.4	$78.9	$—	$11.1	$370.4

Selected Balance Sheet Data at March 31, 2022
Investments in affiliated companies	$0.3	$—	$584.7	$—	$585.0
Identifiable assets	$6,228.4	$1,719.1	$1,040.1	$921.0	$9,908.6
__________
(1) Includes net gains (losses) from scrapping of railcars and tank containers.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2021
Revenues
Lease revenue	$206.8	$66.9	$3.3	$3.6	$280.6
Marine operating revenue	—	—	3.6	—	3.6
Other revenue	17.8	2.5	0.2	1.1	21.6
Total Revenues	224.6	69.4	7.1	4.7	305.8
Expenses
Maintenance expense	58.4	15.4	—	0.5	74.3
Marine operating expense	—	—	4.6	—	4.6
Depreciation expense	65.7	18.3	2.7	1.9	88.6
Operating lease expense	10.9	—	—	—	10.9
Other operating expense	7.6	2.0	0.2	0.4	10.2
Total Expenses	142.6	35.7	7.5	2.8	188.6
Other Income (Expense)
Net gain on asset dispositions	21.5	0.3	0.6	0.1	22.5
Interest expense, net	(37.0)	(12.2)	(3.1)	(1.3)	(53.6)
Other expense	(0.8)	—	—	(0.5)	(1.3)
Share of affiliates' pre-tax earnings	—	—	9.0	—	9.0
Segment profit	$65.7	$21.8	$6.1	$0.2	$93.8
Less:
Selling, general and administrative expense					47.1
Income taxes (includes $1.8 related to affiliates' earnings)					10.2
Net income					$36.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$16.3	$—	$—	$—	$16.3
Residual sharing income	0.1	—	0.6	—	0.7
Non-remarketing net gains (1)	5.1	0.3	—	0.1	5.5
	$21.5	$0.3	$0.6	$0.1	$22.5

Capital Expenditures
Portfolio investments and capital additions	$109.1	$44.4	$352.5	$3.5	$509.5

Selected Balance Sheet Data at December 31, 2021
Investments in affiliated companies	$0.3	$—	$588.1	$—	$588.4
Identifiable assets	$6,141.7	$1,729.9	$1,048.7	$621.4	$9,541.7
__________
(1) Includes net gains (losses) from scrapping of railcars and tank containers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for our tank container leasing business ("Trifleet leasing") are reported in the Other segment.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its new entity, GATX Engine Leasing ("GEL"). GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates” or "RRPF"). All engines are on long-term leases with airline customers and are managed by RRPF. Financial results for this business are reported in the Portfolio Management segment.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see "Non-GAAP Financial Measures" at the end of this item.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2022. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021.

Russia/Ukraine Conflict

On February 24, 2022, Russian military forces launched a military action in Ukraine. In response to this action, the U.S. and other countries have imposed various economic sanctions and measures against Russia and related persons and entities. Russia has subsequently enacted countermeasures. We are closely monitoring developments and potential impacts from enacted sanctions and measures and will continue to take mitigating actions as appropriate. This conflict and resulting response has impacted the global economy and financial markets and could adversely affect our business, financial condition, and results of operations.

The impact the conflict is having on our global railcar and tank container leasing businesses was not material to our financial results. Furthermore, the nature of the impact varies across our business units. Rising steel prices have led to higher new asset costs across our rail and tank container leasing businesses, a trend that supports higher lease rates on many existing assets but makes new investments more challenging. Supply chain disruptions and the potential for slower new railcar deliveries may be more impactful in Europe and India. We are monitoring the nature and magnitude of these impacts across our rail and tank container leasing businesses.

We have limited rail operations in Russia, which consists of 380 railcars on lease to three customers and represents approximately $20 million of total investment and less than 1% of GATX's consolidated net income for the three months ended March 31, 2022. Although our railcar leasing business in Russia has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which the conflict and related sanctions and other measures may impact our business.

RRPF financial results were affected by the conflict, the impact of which is discussed within the Portfolio Management section below.

DISCUSSION OF OPERATING RESULTS

Net income for the first quarter of 2022 was $75.8 million, or $2.10 per diluted share, compared to $36.5 million, or $1.02 per diluted share, in 2021. Results for the three months ended March 31, 2022 included a net negative impact of $11.5 million (net of tax) related to GATX's share of a net impairment charge for aircraft spare engines at the RRPF affiliates and a net benefit of $3.0 million related to a reduction in the corporate income tax rate enacted in Austria (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income increased $47.8 million compared to the prior year, largely due to higher asset disposition gains at Rail North America.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2022	2021
Segment Revenues
Rail North America	$223.7	$224.6
Rail International	69.9	69.4
Portfolio Management	14.5	7.1
Other - Trifleet Leasing	8.5	4.7
	$316.6	$305.8
Segment Profit (Loss)
Rail North America	$120.4	$65.7
Rail International	24.9	21.8
Portfolio Management	(3.9)	6.1
Other - Trifleet Leasing	3.0	0.6
	144.4	94.2
Less:
Selling, general and administrative expense	47.2	47.1
Unallocated interest expense	(0.5)	(0.2)
Other, including eliminations	0.7	0.6
Income taxes (includes $1.2 income tax benefit and $1.8 of income taxes related to affiliates' earnings)	21.2	10.2
Net Income (GAAP)	$75.8	$36.5

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$84.3	$36.5
Diluted earnings per share (GAAP)	$2.10	$1.02
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.34	$1.02

Investment Volume	$370.4	$509.5

The following table shows our return on equity for the trailing 12 months ended March 31:

	2022	2021
Return on Equity (GAAP)	9.1%	7.5%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.7%	9.8%
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

RAIL NORTH AMERICA

Segment Summary

During the first quarter, conditions in the North American railcar leasing market continued to strengthen. Demand for most car types remained strong, and Rail North America experienced sequential increases in absolute lease rates during the quarter. Utilization increased to 99.3% at the end of the quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2022	2021
Revenues
Lease revenue	$200.7	$206.8
Other revenue	23.0	17.8
Total Revenues	223.7	224.6

Expenses
Maintenance expense	59.9	58.4
Depreciation expense	63.5	65.7
Operating lease expense	9.1	10.9
Other operating expense	7.3	7.6
Total Expenses	139.8	142.6

Other Income (Expense)
Net gain on asset dispositions	71.6	21.5
Interest expense, net	(34.4)	(37.0)
Other expense	(0.7)	(0.8)
Segment Profit	$120.4	$65.7

Investment Volume	$280.4	$109.1

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2022	2021
Railcars	$178.7	$182.7
Boxcars	15.6	17.4
Locomotives	6.4	6.7
Total	$200.7	$206.8

Rail North America Fleet Data

At March 31, 2022, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 100,500 railcars. Fleet utilization, excluding boxcars, was 99.3% at March 31, 2022, compared to 99.2% at the end of the prior quarter, and 97.8% at March 31, 2021. Fleet utilization for approximately 10,300 boxcars was 99.8% at March 31, 2022, compared to 99.7% at the end of the prior quarter, and 97.1% at March 31, 2021. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the first quarter of 2022, an average of approximately 100,300 railcars, excluding boxcars, were on lease, compared to 100,700 in the prior quarter and 101,100 for the quarter ended March 31, 2021. Changes in railcars on lease compared to prior periods are impacted by the timing of deliveries of new railcars purchased under our supply agreements, the number and timing of railcars acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of March 31, 2022, leases for approximately 15,300 tank cars and freight cars and approximately 1,200 boxcars are scheduled to expire over the remainder of 2022. These amounts exclude railcars on leases expiring in 2022 that have already been renewed or assigned to a new lessee.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2021	June 30 2021	September 30 2021	December 31 2021	March 31 2022
Beginning balance	103,745	102,903	102,144	101,341	101,570
Railcars added	977	693	742	959	943
Railcars scrapped	(1,002)	(770)	(947)	(358)	(547)
Railcars sold	(817)	(682)	(598)	(372)	(1,514)
Ending balance	102,903	102,144	101,341	101,570	100,452
Utilization rate at quarter end	97.8%	98.5%	99.2%	99.2%	99.3%
Average active railcars	101,099	100,722	100,467	100,658	100,253

Rail North America Fleet, excluding Boxcars
110,000
105,000
100,000
95,000
90,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
1Q21
2Q21
3Q21
4Q21
1Q22
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	March 31 2021	June 30 2021	September 30 2021	December 31 2021	March 31 2022
Beginning balance	14,315	13,880	12,659	12,809	12,946
Boxcars added	72	193	277	421	352
Boxcars scrapped	(507)	(115)	(127)	(184)	(109)
Boxcars sold	—	(1,299)	—	(100)	(2,906)
Ending balance	13,880	12,659	12,809	12,946	10,283
Utilization rate at quarter end	97.1%	97.1%	98.4%	99.7%	99.8%
Average active railcars	13,544	12,888	12,432	12,747	10,856

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

During the first quarter of 2022, the renewal rate change of the LPI was positive 9.3%, compared to negative 0.7% in the prior quarter, and negative 18.1% in the first quarter of 2021. Lease terms on renewals for cars in the LPI averaged 30 months in the current quarter, compared to 37 months in the prior quarter, and 30 months in the first quarter of 2021. Additionally, the renewal success rate, which represents the percentage of railcars on expiring leases that were renewed with the existing lessee, was 80.0% in the current quarter, compared to 89.2% in the prior quarter, and 77.7% in the first quarter of 2021. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
10%
0%
-10%
-20%
40
30
20
10
0
30
29
32
37
30
9.3%
(18.1)%
(6.7)%
(8.1)%
(0.7)%
1Q21
2Q21
3Q21
4Q21
1Q22
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of the First Three Months of 2022 to the First Three Months of 2021

Segment Profit

In the first quarter of 2022, segment profit of $120.4 million increased 83.3% compared to $65.7 million for the same period in the prior year. The increase was primarily driven by higher net gains on asset dispositions. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter.

Revenues

In the first quarter of 2022, lease revenue decreased $6.1 million, or 2.9%, resulting from fewer railcars and locomotives on lease. Other revenue increased $5.2 million, driven by higher lease termination fees and higher repair revenue.

Expenses

In the first quarter of 2022, maintenance expense increased $1.5 million, driven by higher assignment-related costs and other repairs, partially offset by the absence of costs incurred at owned maintenance facilities sold in 2021 and 2022. Depreciation expense decreased $2.2 million due to the timing of new railcar investments and dispositions. Operating lease expense decreased $1.8 million, resulting from the purchase of railcars previously on operating leases.

Other Income (Expense)

In the first quarter of 2022, net gain on asset dispositions increased $50.1 million, due to more railcars and locomotives sold and higher net scrapping gains as a result of a higher scrap price per ton. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter. Net interest expense decreased $2.6 million, primarily driven by a lower average interest rate, offset by a higher average debt balance.

Investment Volume

During the first first quarter of 2022, investment volume was $280.4 million compared to $109.1 million in the same period in 2021. We acquired 1,622 newly built railcars in the first three months of 2022, compared to 762 newly built railcars and 218 railcars purchased in the secondary market in the same period in 2021.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first three months of 2022. Demand for railcars in Europe remained robust, and GRE continued to experience renewal lease rate increases in the quarter.

Our rail operations in India ("GRI") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways.

Our rail operations in Russia consisted of 380 railcars on lease to three customers, and financial results were not material to Rail International's segment profit. Although our limited railcar leasing business in Russia has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which the conflict and related sanctions and other measures may impact our business.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2022	2021
Revenues
Lease revenue	$67.6	$66.9
Other revenue	2.3	2.5
Total Revenues	69.9	69.4

Expenses
Maintenance expense	14.0	15.4
Depreciation expense	18.0	18.3
Other operating expense	2.4	2.0
Total Expenses	34.4	35.7

Other Income (Expense)
Net gain on asset dispositions	1.0	0.3
Interest expense, net	(11.2)	(12.2)
Other expense	(0.4)	—
Segment Profit	$24.9	$21.8

Investment Volume	$78.9	$44.4

GRE Fleet Data

At March 31, 2022, GRE's wholly owned fleet consisted of approximately 27,200 railcars. Fleet utilization was 99.0% at March 31, 2022, compared to 98.7% at the end of the prior quarter and 98.2% at March 31, 2021. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the first quarter of 2022, an average of approximately 26,900 railcars were on lease, compared to 26,600 in the prior quarter and 25,900 for the quarter ended March 31, 2021. Changes in railcars on lease compared to prior periods are impacted by the number and timing of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the quarter ended:

	March 31 2021	June 30 2021	September 30 2021	December 31 2021	March 31 2022
Beginning balance	26,343	26,498	26,727	26,840	27,109
Railcars added	226	359	213	333	225
Railcars scrapped or sold	(71)	(130)	(100)	(64)	(142)
Ending balance	26,498	26,727	26,840	27,109	27,192
Utilization rate at quarter end	98.2%	98.4%	98.1%	98.7%	99.0%
Average active railcars	25,917	26,156	26,310	26,562	26,850

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
1Q21
2Q21
3Q21
4Q21
1Q22
Active Fleet
Idle
Utilization

GRI Fleet Data

The following table shows fleet activity for GRI railcars for the quarter ended:

	March 31 2021	June 30 2021	September 30 2021	December 31 2021	March 31 2022
Beginning balance	4,156	4,292	4,292	4,417	4,830
Railcars added	136	—	125	454	368
Railcars scrapped or sold	—	—	—	(41)	—
Ending balance	4,292	4,292	4,417	4,830	5,198
Utilization rate at quarter end	99.0%	99.0%	99.1%	100.0%	100.0%

Comparison of the First Three Months of 2022 to the First Three Months of 2021

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first quarter of 2022, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $4.2 million and segment profit, excluding other income (expense), by approximately $1.8 million compared to the same period in 2021.

Segment Profit

In the first quarter of 2022, segment profit of $24.9 million increased 14.2% compared to $21.8 million for the same period in the prior year. The increase was primarily due to more railcars on lease, partially offset by the negative variance of foreign exchange rates.

Revenues

In the first quarter of 2022, lease revenue increased $0.7 million, or 1.0%, due to more railcars on lease at GRE and GRI, partially offset by the impact of foreign exchange rates.

Expenses

In the first quarter of 2022, maintenance expense decreased $1.4 million, due to fewer repairs performed by third-party shops and the impact of foreign exchange rates, partially offset by higher costs for other repairs. Depreciation expense decreased $0.3 million, as the impact of foreign exchange rates more than offset the impact of new railcars added to the fleet.

Other Income (Expense)

In the first quarter of 2022, net gain on asset dispositions increased $0.7 million, attributable to more railcars sold and higher net scrapping gains, resulting from a higher scrap price per ton. Net interest expense decreased $1.0 million, due to a lower average interest rate, partially offset by a higher average debt balance. Other expense increased $0.4 million, driven by the impact of changes in foreign exchange rates on non-functional currency items.

Investment Volume

During the first quarter of 2022 , investment volume was $78.9 million compared to $44.4 million in the same period in 2021. In the first quarter of 2022, GRE acquired 225 newly built railcars (including 69 assembled at the GRE Ostróda, Poland facility) compared to 226 newly built railcars (including 92 assembled at the GRE Ostróda, Poland facility) for the same period in 2021. In the first quarter of 2022, GRI acquired 368 newly built railcars, compared to 136 newly built railcars for the same period in 2021.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included a loss from the RRPF affiliates of $4.8 million for three months ended March 31, 2022, compared to earnings of $9.0 million for the same period in 2021. In the first quarter of 2022, RRPF terminated leases for three aircraft spare engines leased to a Russian airline. The Russian government is prohibiting these engines from leaving the country, therefore RRPF recorded an impairment charge associated with these three engines in the first quarter. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax).

The operating environment for the RRPF affiliates continued to be challenging due to the ongoing adverse impact of COVID-19 and the uncertainty due to the Russia/Ukraine conflict. RRPF continues to face pressure on both utilization and lease rates as a result of rent deferral requests granted in the past and the impact from customers having declared bankruptcy or undertaken restructuring processes. RRPF remains focused on preserving a strong liquidity position in the current environment. The risk of ongoing volatility as a result of future COVID-19 disruption and the uncertainty of the Russia/Ukraine conflict persists, and the long-term impact on international air travel and demand for RRPF engines is not known at this time.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its new entity, GEL. GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. All engines are on long-term leases with airline customers and are managed by RRPF.

Portfolio Management also owns marine assets, consisting of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"). The Specialized Gas Vessels are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short- and medium-term spot contracts for major oil and chemical customers worldwide. The gas shipping market experienced favorable supply and demand dynamics in the quarter, resulting in strong utilization and solid rates.

Portfolio Management's total asset base was $1,040.1 million at March 31, 2022, compared to $1,048.7 million at December 31, 2021, and $1,067.0 million at March 31, 2021.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2022	2021
Revenues
Lease revenue	$8.3	$3.3
Marine operating revenue	6.2	3.6
Other revenue	—	0.2
Total Revenues	14.5	7.1

Expenses
Marine operating expense	4.2	4.6
Depreciation expense	5.0	2.7
Other operating expense	0.5	0.2
Total Expenses	9.7	7.5

Other Income (Expense)
Net gain on asset dispositions	0.9	0.6
Interest expense, net	(4.7)	(3.1)
Other expense	(0.1)	—
Share of affiliates' pre-tax earnings	(4.8)	9.0
Segment (Loss) Profit	$(3.9)	$6.1

Investment Volume	$—	$352.5

The following table shows the net book values of Portfolio Management's assets (in millions):

	March 31 2021	June 30 2021	September 31 2021	December 31 2021	March 31 2022
Investment in RRPF Affiliates	$592.2	$561.0	$564.2	$588.1	$584.7
GEL owned aircraft spare engines	350.9	347.7	344.1	340.4	336.8
Specialized Gas Vessels	105.6	104.1	104.1	103.6	101.7
Other owned assets	18.3	26.7	17.7	16.6	16.9
Managed assets (1)	15.4	13.5	11.6	9.8	7.9
________
(1) Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of March 31, 2022, the RRPF affiliates' fleet consisted of 398 aircraft spare engines with a net book value of $4,291.8 million, compared to 407 aircraft spare engines with a net book value of $4,399.9 million at the end of the prior quarter and 438 aircraft spare engines with a net book value of $4,656.0 million at March 31, 2021.

Engine utilization for the RRPF affiliates was 92.2% at March 31, 2022, compared to 94.3% at the end of the prior quarter and 92.0% at March 31, 2021. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2021	June 30 2021	September 30 2021	December 31 2021	March 31 2022
Beginning balance	445	438	429	428	407
Engine acquisitions	2	—	—	3	—
Engine dispositions	(9)	(9)	(1)	(24)	(9)
Ending balance	438	429	428	407	398
Utilization rate at quarter end	92.0%	93.5%	92.1%	94.3%	92.2%

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
Utilization
500
400
300
200
100
0
100.0%
95.0%
90.0%
85.0%
80.0%
1Q21
2Q21
3Q21
4Q21
1Q22
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Three Months of 2022 to the First Three Months of 2021

Segment Profit

In the first three months of 2022, segment loss was $3.9 million, compared to segment profit of $6.1 million for the same period in the prior year. Segment loss in 2022 included a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding this loss, results for Portfolio Management were $5.3 million higher than 2021, driven by higher results from our marine operations and GEL business.

Revenues

In the first three months of 2022, lease revenue increased $5.0 million, due to a full quarter of operations at GEL. Marine operating revenue increased $2.6 million, driven by higher charter rates from the Specialized Gas Vessels.

Expenses

In the first three months of 2022, marine operating expense decreased $0.4 million, due to lower bunker fuel expense, partially offset by higher repairs and maintenance costs. Depreciation expense increased $2.3 million, due to a full quarter of depreciation on aircraft spare engines acquired at GEL in the prior year.

Other Income (Expense)

In the first three months of 2022, income from our share of affiliates' earnings decreased $13.8 million, driven by the impairment charge on aircraft spare engines noted above. Absent this, financial results were higher in 2021, due to higher income from operations and remarketing income.

Investment Volume

During the first quarter of 2022 , investment volume was zero, compared to $352.5 million in the same period in 2021. During 2021, GEL acquired 14 aircraft spare engines.

OTHER

Other comprises our Trifleet leasing business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and certain eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2022	2021
Trifleet leasing segment profit	$3.0	$0.6
Selling, general and administrative expense	47.2	47.1
Unallocated interest (income) expense	(0.5)	(0.2)
Other expense (income), including eliminations	0.7	0.6

Trifleet Leasing Summary

The tank container leasing market continued to be strong in the first quarter, and demand for tank containers was robust. As a result, utilization increased to 91.6% at the end of the quarter.

Trifleet Leasing Tank Container Data

At March 31, 2022, Trifleet leasing's owned and managed fleet consisted of approximately 20,300 tank containers compared to 20,000 in the prior quarter and 19,200 for the quarter ended March 31, 2021. Fleet utilization was 91.6% at March 31, 2022 compared to 89.2% at the end of the prior quarter and 80.0% at March 31, 2021. Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

The following table shows fleet statistics for Trifleet's tank containers for the quarter ended:

	March 31 2021	June 30 2021	September 30 2021	December 31 2021	March 31 2022
Ending balance - owned and managed	19,179	19,185	19,703	19,996	20,258
Utilization rate at quarter-end - owned and managed	80.0%	84.9%	87.5%	89.2%	91.6%

SG&A, Unallocated Interest and Other

SG&A for the first quarter of 2022 was comparable to the same period in the prior year, as lower employee compensation expenses were offset by higher information services costs.

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

As of March 31, 2022, we had an unrestricted cash balance of $649.3 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2024 and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2026, both of which are fully available as of March 31, 2022.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2022	2021
Principal sources of cash
Net cash provided by operating activities	$100.2	$76.4
Portfolio proceeds	151.5	47.0
Other asset sales	11.8	15.3
Proceeds from issuance of debt, commercial paper, and credit facilities	396.8	1,074.1
Total	$660.3	$1,212.8

Principal uses of cash
Portfolio investments and capital additions	$(370.4)	$(509.5)
Repayments of debt, commercial paper, and credit facilities	—	(3.2)
Purchases of assets previously leased - financing activities	(1.5)	(33.3)
Stock repurchases	(9.0)	—
Dividends	(20.4)	(19.7)
Total	$(401.3)	$(565.7)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first three months of 2022 was $100.2 million, an increase of $23.8 million compared to the same period in 2021. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for operating leases and interest were partially offset by higher payments for other operating expenses and income taxes.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts. Portfolio proceeds of $151.5 million for the first three months of 2022 increased by $104.5 million from the prior year, primarily due to more railcars and locomotives sold at Rail North America.

Proceeds From Issuance of Debt

Proceeds from the issuance of debt for the first three months ended March 31, 2022 were $396.8 million (net of hedges and debt issuance costs). In the first three months of 2022, we issued $400 million of 10-year unsecured debt.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. Portfolio investments and capital additions of $370.4 million for the first three months of 2022 decreased $139.1 million compared to 2021, primarily due to the acquisition of 14 aircraft spare engines at GEL in 2021, partially offset by more railcars acquired at Rail North America and Rail International and more tank containers acquired at Trifleet.

Repayments of Debt

We had no debt repayments in the first three months of 2022, compared to $3.2 million in the prior year.

Purchases of Assets Previously Leased

In the three months ended March 31, 2022, we exercised options to acquire 21 railcars previously recorded on the balance sheet as a finance lease for $1.5 million, compared to the exercise of options to acquire 898 railcars previously recorded on the balance sheet as a finance lease for $33.3 million in 2021.

Share Repurchase Program

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. During the three months ended March 31, 2022, we repurchased 89,580 shares of common stock for $9.0 million compared to no share repurchases during the same period in 2021. As of March 31, 2022, $127.8 million remained available under the repurchase authorization.

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2022 (in millions):

	Material Cash Obligations by Period
	Total	2022 (1)	2023	2024	2025	2026	Thereafter
Recourse debt	$6,307.9	$360.7	$500.0	$526.9	$521.3	$458.5	$3,940.5
Interest on recourse debt (2)	2,088.9	199.0	194.5	179.1	164.9	159.0	1,192.4
Commercial paper and credit facilities	18.6	18.6	—	—	—	—	—
Operating lease obligations	319.4	26.9	40.1	38.0	35.2	43.9	135.3
Purchase commitments (3)	902.9	489.4	394.4	19.1	—	—	—
Total	$9,637.7	$1,094.6	$1,129.0	$763.1	$721.4	$661.4	$5,268.2
__________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2022.
(3)    Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2018, we amended a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At March 31, 2022, 3,533 railcars have been ordered pursuant to the amended terms of the agreement, of which 2,661 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of March 31, 2022, 7,650 railcars have been ordered, of which 4,508 have been delivered. The agreement included an option to order additional railcars subject to certain restrictions and, as of March 31, 2022, we have the option to order 1,925 additional railcars during the remaining term of the agreement.

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

The following table shows additional information regarding our short-term borrowings for the three months ended March 31, 2022:

Europe (1)
Balance as of March 31 (in millions)	$18.6
Weighted-average interest rate	0.8%
Euro/dollar exchange rate	1.11

Average daily amount outstanding during the first quarter (in millions)	$19.4
Weighted-average interest rate	0.9%
Average Euro/dollar exchange rate	1.12

Maximum daily amount outstanding (in millions)	$27.6
Euro/dollar exchange rate	1.14
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S., expiring in May 2026. This credit facility contains two extension options. As of March 31, 2022, the full $600 million was available under this facility. Additionally we have a $250 million 3-year unsecured revolving credit facility in the U.S., expiring in May 2024. This facility also has two one-year extension options. As of March 31, 2022, the full $250 million was available on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of March 31, 2022, €18.2 million was available under these credit facilities.

Delayed Draw Term Loan

In 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provided for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances were allowed from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. As of March 31, 2022, $250 million was drawn on the Term Loan.

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

At March 31, 2022, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €730.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At March 31, 2022, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of March 31, 2022, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(649.3)	$(344.3)	$(566.0)	$(417.9)	$(958.9)
Commercial paper and bank credit facilities	18.6	18.1	20.7	17.9	19.6
Recourse debt	6,256.9	5,887.5	6,029.8	5,803.1	6,374.6
Operating lease obligations	273.4	286.2	292.1	298.7	328.0
Finance lease obligations	—	1.5	—	43.6	—
Total debt and lease obligations, net of unrestricted cash	$5,899.6	$5,849.0	$5,776.6	$5,745.4	$5,763.3

Total recourse debt (1)	$5,899.6	$5,849.0	$5,776.6	$5,745.4	$5,763.3
Shareholders' Equity	$2,060.8	$2,019.2	$1,976.9	$1,971.4	$1,960.0
Recourse Leverage (2)	2.9	2.9	2.9	2.9	2.9
________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2022. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended March 31
	2022	2021
Net income (GAAP)	$75.8	$36.5
Other income tax adjustments attributable to consolidated income:
Income tax rate change (1)	(3.0)	—
Total other income tax adjustments attributable to consolidated income	$(3.0)	$—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (2)	11.5	—
Total adjustments attributable to affiliates' earnings, net of taxes	$11.5	$—
Net income, excluding tax adjustments and other items (non-GAAP)	$84.3	$36.5

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended March 31
	2022	2021
Diluted earnings per share (GAAP)	$2.10	$1.02
Other income tax adjustments attributable to consolidated income:
Income tax rate change (1)	(0.08)	—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (2)	0.32	—
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$2.34	$1.02

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2022	2021
Net income (GAAP)	$182.4	$141.5
Less: Net income from discontinued operations (GAAP)	—	2.0
Net income from continuing operations (GAAP)	$182.4	$139.5

Adjustments attributable to pre-tax income from continuing operations:
Net insurance proceeds (3)	(5.3)	—
Debt extinguishment costs (4)	4.5	—
Total adjustments attributable to pre-tax income from continuing operations	$(0.8)	$—
Income taxes thereon, based on applicable effective tax rate	$0.2	$—

Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (1)	(3.0)	—
Total other income tax adjustments attributable to income from continuing operations	$(3.0)	$—

Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (2)	11.5	—
Income tax rate changes (5)	39.7	12.3
Total adjustments attributable to affiliates' earnings, net of taxes	$51.2	$12.3
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$230.0	$151.8

Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP) (6)	$—	$2.0

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$230.0	$153.8
_______
(1)    Deferred income tax adjustment due to an enacted corporate income tax rate reduction in Austria in 2022.
(2)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(3)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.
(4)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(5)    Deferred income tax adjustments due to an enacted corporate income tax rate increase in the United Kingdom in 2021 and the elimination of a previously announced corporate income tax rate reduction in 2020.
(6)    On May 14, 2020, we completed the sale of our ASC business. This amount represents the results recorded in the second quarter of 2020 prior to the sale, as well as final post-closing adjustments and expenses recorded in the third quarter of 2020.

	2022	2021
Return on Equity (GAAP)	9.1%	7.5%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.7%	9.8%
_______
(1)     Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Cuts and Jobs Act of 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2021, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 12. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including extreme volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage, any of which could adversely impact our business, financial condition and results of operations.

As a result of the conflict in Ukraine, the United States, the European Union, the United Kingdom and other countries have implemented, and may implement additional, sanctions, export controls and other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

Our rail operations in Russia consist of a fleet of 380 railcars on lease to three customers managed by three employees. Although our limited railcar leasing business in Russia has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which the conflict and related sanctions and other measures may impact our business. Our spare aircraft engine leasing joint ventures with Rolls-Royce plc (“RRPF”) have terminated direct leases for three engines, leased to a Russian airline customer, that are currently prohibited from leaving Russia by the Russian government. RRPF recognized an impairment charge on these three engines in the first quarter of 2022, and while efforts to recover some value through insurance claims is being undertaken, the outcome of these efforts is uncertain. Furthermore, if the conflict between Russia and Ukraine has a longer-term impact on international air travel, or adversely impacts aircraft spare engine leasing, it is possible that the value of other engines in the RRPF portfolio may be negatively affected and additional asset impairments may occur, the magnitude of which is unknown.

Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant governmental authorities. Failure to comply with the sanctions, laws and regulations could result in monetary fines or other penalties, which could have an adverse impact on our reputation, business, financial condition and results of operations.

Any of the above-mentioned factors could adversely affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in our Annual Report on Form 10-K and in our subsequent reports on Form 10-Q or other filings with the SEC.

Other than as described in this item, there have been no material changes in our risk factors since December 31, 2021. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. As of March 31, 2022, $127.8 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the first quarter of 2022:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 - January 31, 2022	72,150	$100.42	72,150	$129.6
February 1, 2022 - February 28, 2022	11,730	$101.91	11,730	$128.4
March 1, 2022 - March 31, 2022	5,700	$104.28	5,700	$127.8
Total	89,580	$100.86	89,580

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
10.1	Amended and Restated GATX Corporation Director's Voluntary Deferred Fee Plan, effective as of January 1, 2022.*
10.2	Form of Restricted Stock Unit Agreement for grants under the Amended and Restated 2012 Incentive Award Plan to directors.*
10.3
Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control.*

10.4
Form of Performance Share Agreement (with cash election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control.*

101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2022 and 2021, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX's Form 8-K dated October 31, 2013, file number 1-2328.
3.2
Amended and Restated By-Laws of GATX Corporation, as amended and restated on December 3, 2021, are incorporated herein by reference to Exhibit 3.1 of GATX's Form 8-K dated December 7, 2021, file number 1-2328.

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

Date: April 28, 2022