Form 10-Q
period 2022-06-30
GATX CORP
filed 2022-07-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

There were 35.3 million common shares outstanding at June 30, 2022.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2022

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2022	2021
Assets
Cash and Cash Equivalents	$180.3	$344.3
Restricted Cash	0.2	0.2
Receivables
Rent and other receivables	68.4	69.8
Finance leases (as lessor)	103.1	100.2
Less: allowance for losses	(6.2)	(6.2)
	165.3	163.8

Operating Assets and Facilities	11,200.7	11,163.6
Less: allowance for depreciation	(3,309.8)	(3,378.8)
	7,890.9	7,784.8
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	254.4	270.7
Finance leases, net of accumulated depreciation	—	1.5
	254.4	272.2

Investments in Affiliated Companies	596.5	588.4
Goodwill	115.3	123.0
Other Assets (including $73.8 million and $3.8 million related to assets held for sale)	321.3	265.0
Total Assets	$9,524.2	$9,541.7

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$166.5	$215.8
Debt
Commercial paper and borrowings under bank credit facilities	20.0	18.1
Recourse	5,964.4	5,887.5
	5,984.4	5,905.6
Lease Obligations (as lessee)
Operating leases	266.7	286.2
Finance leases	—	1.5
	266.7	287.7

Deferred Income Taxes	1,005.8	1,001.0
Other Liabilities	119.3	112.4
Total Liabilities	7,542.7	7,522.5
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,534,447 and 68,254,574 Outstanding shares — 35,313,199 and 35,421,617	42.4	42.2
Additional paid in capital	784.7	763.8
Retained earnings	2,791.6	2,751.5
Accumulated other comprehensive loss	(217.3)	(160.6)
Treasury stock at cost (33,221,248 and 32,832,957 shares)	(1,419.9)	(1,377.7)
Total Shareholders’ Equity	1,981.5	2,019.2
Total Liabilities and Shareholders’ Equity	$9,524.2	$9,541.7

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues
Lease revenue	$284.9	$287.6	$568.2	$568.2
Marine operating revenue	5.2	5.1	11.4	8.7
Other revenue	22.6	24.4	49.7	46.0
Total Revenues	312.7	317.1	629.3	622.9
Expenses
Maintenance expense	70.8	76.6	145.4	150.9
Marine operating expense	3.9	5.5	8.1	10.1
Depreciation expense	90.0	91.5	179.5	180.1
Operating lease expense	9.0	10.2	18.1	21.1
Other operating expense	9.3	11.4	20.0	21.6
Selling, general and administrative expense	47.9	47.8	95.1	94.9
Total Expenses	230.9	243.0	466.2	478.7
Other Income (Expense)
Net (loss) gain on asset dispositions	(24.2)	34.7	49.5	57.2
Interest expense, net	(51.9)	(50.0)	(103.1)	(103.6)
Other expense	(11.3)	(8.1)	(13.3)	(9.4)
(Loss) Income before Income Taxes and Share of Affiliates’ Earnings	(5.6)	50.7	96.2	88.4
Income taxes	(2.7)	(13.6)	(25.1)	(22.0)
Share of affiliates’ earnings (losses), net of taxes	10.9	(31.6)	7.3	(24.4)
Net Income	$2.6	$5.5	$78.4	$42.0
Other Comprehensive (Loss) Income, Net of Taxes
Foreign currency translation adjustments	(34.7)	15.3	(60.5)	(21.3)
Unrealized gain on derivative instruments	0.2	0.4	0.6	1.0
Post-retirement benefit plans	1.7	2.3	3.2	4.8
Other comprehensive (loss) income	(32.8)	18.0	(56.7)	(15.5)
Comprehensive (Loss) Income	$(30.2)	$23.5	$21.7	$26.5

Share Data
Basic earnings per share	$0.07	$0.16	$2.21	$1.19
Average number of common shares	35.5	35.4	35.5	35.3

Diluted earnings per share	$0.07	$0.15	$2.18	$1.17
Average number of common shares and common share equivalents	36.0	36.0	36.0	35.9

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2022	2021
Operating Activities
Net income	$78.4	$42.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	186.1	187.3
Net gains on disposition of owned assets	(77.3)	(55.5)
Asset impairments	31.5	—
Deferred income taxes	15.6	10.7
Share of affiliates’ earnings (losses), net of dividends	(7.3)	24.5
Changes in working capital items	(10.5)	(10.4)
Net cash provided by operating activities	216.5	198.6
Investing Activities
Portfolio investments and capital additions	(684.5)	(663.4)
Portfolio proceeds	160.8	124.1
Proceeds from sales of other assets	19.4	29.1
Other	28.2	(0.1)
Net cash used in investing activities	(476.1)	(510.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	395.1	1,072.6
Repayments of debt (original maturities longer than 90 days)	(250.0)	(584.0)
Net increase (decrease) in debt with original maturities of 90 days or less	3.4	(5.2)
Stock repurchases	(39.2)	—
Dividends	(39.2)	(37.9)
Purchases of assets previously leased	(1.5)	(33.3)
Other	30.4	24.1
Net cash provided by financing activities	99.0	436.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.4)	(0.2)
Cash provided by discontinued operations, net (1)	—	1.1
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	(164.0)	125.5
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	344.5	292.6
Cash, Cash Equivalents, and Restricted Cash at end of the period	$180.5	$418.1

Non-Cash Financing Transactions
Non-cash financing lease transactions (2)	$—	$43.6
_______
(1)    Cash provided by discontinued operations included $1.1 million in 2021 for the final proceeds from the sale of ASC that had been held in escrow funds.
(2)    Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended June 30				Six Months Ended June 30
	2022		2021		2022		2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.5	$42.4	68.1	$42.1	68.3	$42.2	67.8	$41.9
Issuance of common stock	—	—	0.1	0.1	0.2	0.2	0.4	0.3
Balance at end of the period	68.5	42.4	68.2	42.2	68.5	42.4	68.2	42.2
Treasury Stock
Balance at beginning of the period	(32.9)	(1,386.7)	(32.7)	(1,364.5)	(32.8)	(1,377.7)	(32.7)	(1,364.5)
Stock repurchases	(0.3)	(33.2)	—	—	(0.4)	(42.2)	—	—
Balance at end of the period	(33.2)	(1,419.9)	(32.7)	(1,364.5)	(33.2)	(1,419.9)	(32.7)	(1,364.5)
Additional Paid In Capital
Balance at beginning of the period		781.5		753.1		763.8		735.4
Share-based compensation effects		3.2		6.3		20.9		24.0
Balance at end of the period		784.7		759.4		784.7		759.4
Retained Earnings
Balance at beginning of the period		2,808.1		2,700.3		2,751.5		2,682.1
Net income		2.6		5.5		78.4		42.0
Dividends declared ($0.52 and $0.50 per share QTR and $1.04 and $1.00 YTD)		(19.1)		(18.5)		(38.3)		(36.8)
Balance at end of the period		2,791.6		2,687.3		2,791.6		2,687.3
Accumulated Other Comprehensive Loss (Income)
Balance at beginning of the period		(184.5)		(171.0)		(160.6)		(137.5)
Other comprehensive loss (income)		(32.8)		18.0		(56.7)		(15.5)
Balance at end of the period		(217.3)		(153.0)		(217.3)		(153.0)
Total Shareholders’ Equity		$1,981.5		$1,971.4		$1,981.5		$1,971.4

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

During the second quarter of 2022, GATX management made the decision to sell its five liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. As such, the Specialized Gas Vessels have been classified as held for sale and an aggregate impairment loss of $31.5 million was recognized in the current quarter.

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

Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2022. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Other Revenue

Other revenue is composed of customer liability repair revenue, termination fees, utilization income, fee income, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606. Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

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

The following table shows the components of our lease income (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating lease income:
Fixed lease income	$260.9	$268.3	$521.2	$530.4
Variable lease income	21.7	17.7	42.5	34.5
Total operating lease income	$282.6	$286.0	$563.7	$564.9
Finance lease income	2.3	1.6	4.5	3.3
Total lease income	$284.9	$287.6	$568.2	$568.2

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts, reported in other revenue in the statements of comprehensive income, were $18.3 million and $40.9 million for the three and six months ended June 30, 2022 and $18.9 million and $35.7 million for the three and six months ended June 30, 2021.

NOTE 5. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2022 and December 31, 2021.

In addition, we review long-lived assets, such as operating assets and facilities, investments in affiliates, and goodwill, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as appropriate. We considered the Russia/Ukraine conflict as part of our assessment during the quarter and determined there were no material impacts on our final conclusions. We will continue to monitor our long-lived assets, investments in affiliates, and goodwill for indicators of impairment as this conflict continues to impact the global economy. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had three instruments outstanding with an aggregate notional amount of $150.0 million as of June 30, 2022 with maturities ranging from 2025 to 2027 and five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2021 with maturities ranging from 2022 to 2027.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had eight instruments outstanding with an aggregate notional amount of $114.0 million as of June 30, 2022 that mature in 2022 and one instrument outstanding with an aggregate notional amount of $101.7 million as of December 31, 2021 that matures in 2022. Within the next 12 months, we expect to reclassify $1.7 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position as of June 30, 2022 was $7.5 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value June 30, 2022	Fair Value December 31, 2021
Derivative Assets
Interest rate contracts (1)	Other assets	$0.6	$1.4
Foreign exchange contracts (1)	Other assets	—	3.6
Foreign exchange contracts (2)	Other assets	8.0	3.9
Total derivative assets		$8.6	$8.9
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$6.6	$0.3
Foreign exchange contracts (1)	Other liabilities	0.9	—
Total derivative liabilities		$7.5	$0.3
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2022 and December 31, 2021, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of June 30, 2022 and December 31, 2021 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Recourse debt	$(147.9)	$(300.4)	$(6.1)	$1.1

The following table shows the impacts of our derivative instruments on our statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
	Three Months Ended June 30			Three Months Ended June 30
Derivative Designation	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$—	Interest expense	$0.4	$0.5
Foreign exchange contracts	(4.6)	0.9	Other expense	(5.2)	0.5
Total	$(4.6)	$0.9	Total	$(4.8)	$1.0

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
	Six Months Ended June 30			Six Months Ended June 30
Derivative Designation	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$—	Interest expense	$0.8	$1.1
Foreign exchange contracts	(7.9)	(3.9)	Other expense	(8.1)	(4.2)
Total	$(7.9)	$(3.9)	Total	$(7.3)	$(3.1)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Three Months Ended June 30
	2022		2021
	Interest (expense), net	Other expense	Interest (expense), net	Other expense
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(51.9)	$(11.3)	$(50.0)	$(8.1)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	1.5	—	1.1	—
Derivatives designated as hedging instruments	(1.5)	—	(1.1)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.4)	—	(0.5)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	5.2	—	(0.5)
Gain (loss) on non-designated derivative contracts	—	3.2	—	(3.7)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30		Six Months Ended June 30
	2022		2021
	Interest (expense), net	Other expense	Interest (expense), net	Other expense
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(103.1)	$(13.3)	$(103.6)	$(9.4)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	7.2	—	2.4	—
Derivatives designated as hedging instruments	(7.2)	—	(2.4)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.8)	—	(1.1)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	8.1	—	4.2
Gain (loss) on non-designated derivative contracts	—	4.7	—	(1.7)
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$5,744.3	$5,246.6	$5,666.1	$6,040.2
Recourse floating rate debt	250.0	250.0	250.0	250.0

NOTE 6. Asset Impairments and Assets Held for Sale

During the second quarter of 2022, GATX management made the decision to sell the Specialized Gas Vessels within the Portfolio Management segment. As such, the Specialized Gas Vessels have been classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, an aggregate impairment loss of $31.5 million was recognized in the current quarter. These impairments were driven by our decision to sell these vessels and resulted from the associated change in our expected use and holding periods for these assets. The impairment losses were included in net (loss) gain on asset dispositions. As of June 30, 2022 the fair value of the impaired assets was $70.3 million. We based the fair value of these assets on our estimate of the expected sales proceeds.

The following table summarizes assets held for sale by segment (in millions):

	June 30 2022	December 31 2021
Rail North America	$3.5	$3.8
Portfolio Management	70.3	—
Total assets held for sale	$73.8	$3.8

All assets held for sale at June 30, 2022 are expected to be sold within one year and are included in Other Assets on the balance sheet.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended June 30, 2022 and 2021 (in millions):

	2022 Pension Benefits	2021 Pension Benefits	2022 Retiree Health and Life	2021 Retiree Health and Life
Service cost	$1.9	$2.2	$0.1	$0.1
Interest cost	2.3	2.0	0.1	—
Expected return on plan assets	(3.8)	(4.6)	—	—
Settlement accounting adjustment	0.9	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	2.4	3.2	(0.1)	—
Net periodic cost	$3.7	$2.8	$—	$—
The following table shows the components of net periodic cost for the six months ended June 30, 2022 and 2021 (in millions):

	2022 Pension Benefits	2021 Pension Benefits	2022 Retiree Health and Life	2021 Retiree Health and Life
Service cost	$3.9	$4.4	$0.1	$0.1
Interest cost	4.9	4.0	0.2	0.1
Expected return on plan assets	(7.8)	(9.3)	—	—
Settlement accounting adjustment	0.9	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	4.6	6.6	(0.2)	(0.1)
Net periodic cost	$6.5	$5.7	$—	$—
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense.

In the three and six months ended June 30, 2022, certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $0.9 million of expense.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8. Share-Based Compensation

During the six months ended June 30, 2022, we granted 284,400 non-qualified employee stock options, 49,966 restricted stock units, 62,350 performance shares, and 7,344 phantom stock units. For the three and six months ended June 30, 2022, total share-based compensation expense was $2.4 million and $7.1 million and the related tax benefits were $0.6 million and $1.8 million. For the three and six months ended June 30, 2021 total share-based compensation expense was $3.9 million and $9.4 million and the related tax benefits were $1.0 million and $2.4 million.

The estimated fair value of our 2022 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2022
Weighted-average estimated fair value	$34.77
Quarterly dividend rate	$0.52
Expected term of stock options, in years	4.3
Risk-free interest rate	1.6%
Dividend yield	2.0%
Expected stock price volatility	35.0%
Present value of dividends	$8.58

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the six months ended June 30:

	2022	2021
Effective income tax rate	26.1%	24.9%

The increase in the effective rate for the current year compared to the prior year is primarily due to the impairment of the Specialized Gas Vessels, for which no tax benefit was recorded as the vessels are not subject to tax, offset by benefits related to a reduction in the statutory tax rate of Austria in the current year, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

NOTE 10. Commercial Commitments

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

The following table shows our commercial commitments (in millions):

	June 30 2022	December 31 2021
Standby letters of credit and performance bonds	$9.0	$9.0
Derivative guarantees	—	0.5
Total commercial commitments (1)	$9.0	$9.5
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at June 30, 2022 and December 31, 2021. As of June 30, 2022, our outstanding commitments expire in 2022 through 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Numerator:
Net income	$2.6	$5.5	$78.4	$42.0

Denominator:
Weighted-average shares outstanding - basic	35.5	35.4	35.5	35.3
Effect of dilutive securities:
Equity compensation plans	0.5	0.6	0.5	0.6
Weighted-average shares outstanding - diluted	36.0	36.0	36.0	35.9
Basic earnings per share	$0.07	$0.16	$2.21	$1.19
Diluted earnings per share	$0.07	$0.15	$2.18	$1.17

NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2021	$(95.4)	$(12.6)	$(52.6)	$(160.6)
Change in component	(25.8)	3.3	(0.1)	(22.6)
Reclassification adjustments into earnings (1)	—	(2.5)	2.1	(0.4)
Income tax effect	—	(0.4)	(0.5)	(0.9)
Balance at March 31, 2022	$(121.2)	$(12.2)	$(51.1)	$(184.5)
Change in component	(34.7)	4.8	0.1	(29.8)
Reclassification adjustments into earnings (1)	—	(4.8)	2.2	(2.6)
Income tax effect	—	0.2	(0.6)	(0.4)
Balance at June 30, 2022	$(155.9)	$(12.0)	$(49.4)	$(217.3)
________
(1)     See "Note 5. Fair Value Disclosure" and "Note 7. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that we lease, as well as five liquefied gas carrying vessels (the "Specialized Gas Vessels") and assorted other marine assets. In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. As a result of this decision, we have classified the Specialized Gas Vessels as held for sale as of June 30, 2022. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2022
Revenues
Lease revenue	$203.0	$66.5	$8.2	$7.2	$284.9
Marine operating revenue	—	—	5.2	—	5.2
Other revenue	18.8	1.9	0.1	1.8	22.6
Total Revenues	221.8	68.4	13.5	9.0	312.7
Expenses
Maintenance expense	57.8	12.2	—	0.8	70.8
Marine operating expense	—	—	3.9	—	3.9
Depreciation expense	64.9	17.2	4.9	3.0	90.0
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	5.9	2.1	0.6	0.7	9.3
Total Expenses	137.6	31.5	9.4	4.5	183.0
Other Income (Expense)
Net gain (loss) on asset dispositions	5.1	1.4	(30.8)	0.1	(24.2)
Interest expense, net	(34.9)	(11.1)	(4.6)	(1.3)	(51.9)
Other (expense) income	(1.3)	1.1	—	(11.1)	(11.3)
Share of affiliates' pre-tax earnings	—	—	15.6	—	15.6
Segment profit (loss)	$53.1	$28.3	$(15.7)	$(7.8)	$57.9
Less:
Selling, general and administrative expense					47.9
Income taxes (includes $4.7 related to affiliates' earnings)					7.4
Net income					$2.6

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$1.2	$0.3	$—	$0.1	$1.6
Residual sharing income	0.1	—	0.7	—	0.8
Non-remarketing net gains (1)	3.8	1.1	—	—	4.9
Asset impairments	—	—	(31.5)	—	(31.5)
	$5.1	$1.4	$(30.8)	$0.1	$(24.2)

Capital Expenditures
Portfolio investments and capital additions	$253.7	$48.8	$—	$11.6	$314.1

Selected Balance Sheet Data at June 30, 2022
Investments in affiliated companies	$0.3	$—	$596.2	$—	$596.5
Identifiable assets	$6,351.9	$1,678.4	$1,023.7	$470.2	$9,524.2
__________
(1) Includes net gains (losses) from scrapping of railcars and tank containers.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2021
Revenues
Lease revenue	$204.2	$69.0	$8.3	$6.1	$287.6
Marine operating revenue	—	—	5.1	—	5.1
Other revenue	19.2	2.7	0.2	2.3	24.4
Total Revenues	223.4	71.7	13.6	8.4	317.1
Expenses
Maintenance expense	61.5	14.2	—	0.9	76.6
Marine operating expense	—	—	5.5	—	5.5
Depreciation expense	65.2	18.4	5.0	2.9	91.5
Operating lease expense	10.2	—	—	—	10.2
Other operating expense	8.4	1.7	0.4	0.9	11.4
Total Expenses	145.3	34.3	10.9	4.7	195.2
Other Income (Expense)
Net gain on asset dispositions	33.1	0.8	0.5	0.3	34.7
Interest expense, net	(32.6)	(11.1)	(4.4)	(1.9)	(50.0)
Other (expense) income	(1.0)	0.2	—	(7.3)	(8.1)
Share of affiliates' pre-tax earnings	—	—	13.4	—	13.4
Segment profit (loss)	$77.6	$27.3	$12.2	$(5.2)	$111.9
Less:
Selling, general and administrative expense					47.8
Income taxes (includes $45.0 related to affiliates' earnings)					58.6
Net income					$5.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$31.5	$0.4	$—	$0.3	$32.2
Residual sharing income	0.5	—	0.5	—	1.0
Non-remarketing net gains (1)	1.1	0.4	—	—	1.5
	$33.1	$0.8	$0.5	$0.3	$34.7

Capital Expenditures
Portfolio investments and capital additions	$106.4	$40.8	$0.5	$6.2	$153.9

Selected Balance Sheet Data at December 31, 2021
Investments in affiliated companies	$0.3	$—	$588.1	$—	$588.4
Identifiable assets	$6,141.7	$1,729.9	$1,048.7	$621.4	$9,541.7
__________
(1) Includes net gains (losses) from scrapping of railcars and tank containers.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2022
Revenues
Lease revenue	$403.7	$134.1	$16.5	13.9	$568.2
Marine operating revenue	—	—	11.4	—	11.4
Other revenue	41.8	4.2	0.1	3.6	49.7
Total Revenues	445.5	138.3	28.0	17.5	629.3
Expenses
Maintenance expense	117.7	26.2	—	1.5	145.4
Marine operating expense	—	—	8.1	—	8.1
Depreciation expense	128.4	35.2	9.9	6.0	179.5
Operating lease expense	18.1	—	—	—	18.1
Other operating expense	13.2	4.5	1.1	1.2	20.0
Total Expenses	277.4	65.9	19.1	8.7	371.1
Other Income (Expense)
Net gain (loss) on asset dispositions	76.7	2.4	(29.9)	0.3	49.5
Interest expense, net	(69.3)	(22.3)	(9.3)	(2.2)	(103.1)
Other (expense) income	(2.0)	0.7	(0.1)	(11.9)	(13.3)
Share of affiliates' pre-tax earnings	—	—	10.8	—	10.8
Segment profit (loss)	$173.5	$53.2	$(19.6)	$(5.0)	$202.1
Less:
Selling, general and administrative expense					95.1
Income taxes (includes $3.5 related to affiliates' earnings)					28.6
Net income					$78.4

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$65.6	$0.7	$—	$0.2	$66.5
Residual sharing income	2.1	—	1.6	—	3.7
Non-remarketing net gains (1)	9.0	1.7	—	0.1	10.8
Asset impairments	—	—	(31.5)	—	(31.5)
	$76.7	$2.4	$(29.9)	$0.3	$49.5
Capital Expenditures
Portfolio investments and capital additions	$534.1	$127.7	$—	$22.7	$684.5
__________
(1) Includes net gains (losses) from scrapping of railcars and tank containers.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2021
Revenues
Lease revenue	$411.0	$135.9	$11.6	$9.7	$568.2
Marine operating revenue	—	—	8.7	—	8.7
Other revenue	37.0	5.2	0.4	3.4	46.0
Total Revenues	448.0	141.1	20.7	13.1	622.9
Expenses
Maintenance expense	119.9	29.6	—	1.4	150.9
Marine operating expense	—	—	10.1	—	10.1
Depreciation expense	130.9	36.7	7.7	4.8	180.1
Operating lease expense	21.1	—	—	—	21.1
Other operating expense	16.0	3.7	0.6	1.3	21.6
Total Expenses	287.9	70.0	18.4	7.5	383.8
Other Income (Expense)
Net gain on asset dispositions	54.6	1.1	1.1	0.4	57.2
Interest expense, net	(69.6)	(23.3)	(7.5)	(3.2)	(103.6)
Other (expense) income	(1.8)	0.2	—	(7.8)	(9.4)
Share of affiliates' pre-tax earnings	—	—	22.4	—	22.4
Segment profit (loss)	$143.3	$49.1	$18.3	$(5.0)	$205.7
Less:
Selling, general and administrative expense					94.9
Income taxes (includes $46.8 related to affiliates' earnings)					68.8
Net income					$42.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$47.8	$0.4	$—	$0.3	$48.5
Residual sharing income	0.6	—	1.1	—	1.7
Non-remarketing net gains (1)	6.2	0.7	—	0.1	7.0
	$54.6	$1.1	$1.1	$0.4	$57.2

Capital Expenditures
Portfolio investments and capital additions	$215.5	$85.2	$353.0	$9.7	$663.4
__________
(1) Includes net gains (losses) from scrapping of railcars and tank containers.

NOTE 15. Subsequent Events

We sold one of the Specialized Gas Vessels on July 14, 2022. No additional loss was incurred based on the final sales price.

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

During the second quarter of 2022, GATX management made the decision to sell its five liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. As such, the Specialized Gas Vessels have been classified as held for sale and an aggregate impairment loss of $31.5 million was recognized in the current quarter.

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2022. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021.

Russia/Ukraine Conflict

On February 24, 2022, Russian military forces launched a military action in Ukraine. In response to this action, the U.S. and other countries imposed various economic sanctions and measures against Russia and related persons and entities. Russia subsequently enacted countermeasures. During the second quarter, additional sanctions were put in place by various countries. We continue to closely monitor developments and potential impacts from enacted sanctions and measures and will take mitigating actions as appropriate. This conflict and resulting response has impacted the global economy and financial markets and could adversely affect our business, financial condition, and results of operations.

To date, the conflict has not had a material impact on financial results from our global railcar and tank container leasing businesses. Furthermore, the nature of the impact varies across our business units. Rising steel prices have led to higher new asset costs across our rail and tank container leasing businesses, a trend that supports higher lease rates on many existing assets but that makes new investments more challenging. Supply chain disruptions and the potential for slower new railcar deliveries may be more impactful in Europe and India. We are monitoring the nature and magnitude of these impacts across our rail and tank container leasing businesses.

We have limited rail operations in Russia, which consists of 380 railcars on lease to three customers and represents approximately $20 million of total investment and approximately 1% of GATX's consolidated net income for the six months ended June 30, 2022. Although our railcar leasing business in Russia has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which the conflict and related sanctions and other measures may impact our business.

RRPF financial results were affected by the conflict, the impact of which is discussed within the Portfolio Management section below.

DISCUSSION OF OPERATING RESULTS

Net income for the first six months of 2022 was $78.4 million, or $2.18 per diluted share, compared to $42.0 million, or $1.17 per diluted share, in 2021. Results for the six months ended June 30, 2022 included a net negative impact of $44.4 million (net of tax) from tax adjustments and other items. Results for the six months ended June 30, 2021 included a net negative impact of $43.1 million (net of tax) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $37.7 million compared to the prior year, largely due to higher asset disposition gains at Rail North America, higher share of affiliates' earnings at the RRPF affiliates, and higher results from our marine operations.

Net income for the second quarter of 2022 was $2.6 million, or $0.07 per diluted share, compared to $5.5 million, or $0.15 per diluted share, in 2021. Results for the three months ended June 30, 2022 included a net negative impact of $35.9 million (net of tax) from tax adjustments and other items. Results for the three months ended June 30, 2021 included a net negative impact of $43.1 million (net of tax) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $10.1 million compared to the prior year, largely due to lower asset disposition gains at Rail North America, partially offset by higher share of affiliate's earnings at the RRPF affiliates.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Segment Revenues
Rail North America	$221.8	$223.4	$445.5	$448.0
Rail International	68.4	71.7	138.3	141.1
Portfolio Management	13.5	13.6	28.0	20.7
Other	9.0	8.4	17.5	13.1
	$312.7	$317.1	$629.3	$622.9
Segment Profit (Loss)
Rail North America	$53.1	$77.6	$173.5	$143.3
Rail International	28.3	27.3	53.2	49.1
Portfolio Management	(15.7)	12.2	(19.6)	18.3
Other	(7.8)	(5.2)	(5.0)	(5.0)
	57.9	111.9	202.1	205.7
Less:
Selling, general and administrative expense	47.9	47.8	95.1	94.9
Income taxes (includes $4.7 and $45.0 QTR and $3.5 and $46.8 YTD related to affiliates' earnings)	7.4	58.6	28.6	68.8
Net Income (GAAP)	$2.6	$5.5	$78.4	$42.0

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$38.5	$48.6	$122.8	$85.1
Diluted earnings per share (GAAP)	$0.07	$0.15	$2.18	$1.17
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$1.07	$1.35	$3.41	$2.37

Investment Volume	$314.1	$153.9	$684.5	$663.4

The following table shows our return on equity for the trailing 12 months ended June 30:

	2022	2021
Return on Equity (GAAP)	9.1%	5.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.4%	10.3%
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

RAIL NORTH AMERICA

Segment Summary

The North American railcar leasing market remained strong in the quarter. Demand for the majority of railcar types was robust, and absolute lease rates continued to increase quarter over quarter. Utilization increased to 99.4% at the end of the quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues
Lease revenue	$203.0	$204.2	$403.7	$411.0
Other revenue	18.8	19.2	41.8	37.0
Total Revenues	221.8	223.4	445.5	448.0

Expenses
Maintenance expense	57.8	61.5	117.7	119.9
Depreciation expense	64.9	65.2	128.4	130.9
Operating lease expense	9.0	10.2	18.1	21.1
Other operating expense	5.9	8.4	13.2	16.0
Total Expenses	137.6	145.3	277.4	287.9

Other Income (Expense)
Net gain on asset dispositions	5.1	33.1	76.7	54.6
Interest expense, net	(34.9)	(32.6)	(69.3)	(69.6)
Other expense	(1.3)	(1.0)	(2.0)	(1.8)
Segment Profit	$53.1	$77.6	$173.5	$143.3

Investment Volume	$253.7	$106.4	$534.1	$215.5

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Railcars	$180.5	$180.8	$359.2	$363.5
Boxcars	16.1	16.9	31.7	34.3
Locomotives	6.4	6.5	12.8	13.2
Total	$203.0	$204.2	$403.7	$411.0

Rail North America Fleet Data

At June 30, 2022, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 101,300 railcars. Fleet utilization, excluding boxcars, was 99.4% at June 30, 2022, compared to 99.3% at the end of the prior quarter, and 98.5% at June 30, 2021. Fleet utilization for approximately 10,300 boxcars was 99.9% at June 30, 2022, compared to 99.8% at the end of the prior quarter, and 97.1% at June 30, 2021. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the second quarter of 2022, an average of approximately 100,100 railcars, excluding boxcars, were on lease, compared to 100,300 in the prior quarter and 100,700 for the quarter ended June 30, 2021. Changes in railcars on lease compared to prior periods are impacted by the timing of deliveries of new railcars purchased under our supply agreements, the number and timing of railcars acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of June 30, 2022, leases for approximately 9,400 tank cars and freight cars and approximately 600 boxcars are scheduled to expire over the remainder of 2022. These amounts exclude railcars on leases expiring in 2022 that have already been renewed or assigned to a new lessee.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2021	September 30 2021	December 31 2021	March 31 2022	June 30 2022
Beginning balance	102,903	102,144	101,341	101,570	100,452
Railcars added	693	742	959	943	1,414
Railcars scrapped	(770)	(947)	(358)	(547)	(594)
Railcars sold	(682)	(598)	(372)	(1,514)	—
Ending balance	102,144	101,341	101,570	100,452	101,272
Utilization rate at quarter end	98.5%	99.2%	99.2%	99.3%	99.4%
Average active railcars	100,722	100,467	100,658	100,253	100,079

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
2Q21
3Q21
4Q21
1Q22
2Q22
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	June 30 2021	September 30 2021	December 31 2021	March 31 2022	June 30 2022
Beginning balance	13,880	12,659	12,809	12,946	10,283
Boxcars added	193	277	421	352	85
Boxcars scrapped	(115)	(127)	(184)	(109)	64
Boxcars sold	(1,299)	—	(100)	(2,906)	(117)
Ending balance	12,659	12,809	12,946	10,283	10,315
Utilization rate at quarter end	97.1%	98.4%	99.7%	99.8%	99.9%
Average active railcars	12,888	12,432	12,747	10,856	10,239

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

During the second quarter of 2022, the renewal rate change of the LPI was positive 18.3%, compared to positive 9.3% in the prior quarter, and negative 6.7% in the second quarter of 2021. Lease terms on renewals for cars in the LPI averaged 34 months in the current quarter, compared to 30 months in the prior quarter, and 29 months in the second quarter of 2021. Additionally, the renewal success rate, which represents the percentage of railcars on expiring leases that were renewed with the existing lessee, was 87.7% in the current quarter, compared to 80.0% in the prior quarter, and 77.5% in the second quarter of 2021. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index
40%
30%
20%
10%
0%
-10%
-20%
Avg Renewal Lease Rate Change
40
30
20
10
0
Avg Renewal Term (months)
29
32
37
30
34
(6.7)%
(8.1)%
(0.7)%
9.3%
18.3%
2Q21
3Q21
4Q21
1Q22
2Q22
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of the First Six Months of 2022 to the First Six Months of 2021

Segment Profit

In the first six months of 2022, segment profit of $173.5 million increased 21.1% compared to $143.3 million for the same period in the prior year. The increase was primarily driven by higher net gains on asset dispositions, partially offset by lower revenue. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year.

Revenues

In the first six months of 2022, lease revenue decreased $7.3 million, or 1.8%, driven by fewer railcars and locomotives on lease as a result of more dispositions than acquisitions in 2021 and 2022. Other revenue increased $4.8 million due to higher lease termination fees and higher repair revenue.

Expenses

In the first six months of 2022, maintenance expense decreased $2.2 million, driven by fewer repair events, as well as the absence of costs incurred at owned maintenance facilities sold in 2021 and 2022. Depreciation expense decreased $2.5 million due to fewer railcars in the fleet during the current year. Operating lease expense decreased $3.0 million, resulting from the purchase of railcars previously on operating leases. Other operating expense decreased $2.8 million due to lower switching, storage, and freight costs.

Other Income (Expense)

In the first six months of 2022, net gain on asset dispositions increased $22.1 million due to more railcars and locomotives sold and higher net scrapping gains as a result of a higher scrap price per ton. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Net interest expense decreased $0.3 million, primarily driven by a lower average interest rate, partially offset by a higher average debt balance.

Investment Volume

During the first six months of 2022, investment volume was $534.1 million compared to $215.5 million in the same period in 2021. We acquired 2,761 newly built railcars and purchased 420 railcars in the secondary market in the first six months of 2022, compared to 1,515 newly built railcars and 218 railcars purchased in the secondary market in the same period in 2021.

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

Comparison of the Second Quarter of 2022 to the Second Quarter of 2021

Segment Profit

In the second quarter of 2022, segment profit of $53.1 million decreased 31.6% compared to $77.6 million for the same period in the prior year. The decrease was primarily driven by lower net gains on asset dispositions. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter.

Revenues

In the second quarter of 2022, lease revenue decreased $1.2 million, or 0.6%, driven by fewer railcars and locomotives on lease as a result of more dispositions than acquisitions in 2021 and 2022. Other revenue decreased $0.4 million due to lower repair revenue.

Expenses

In the second quarter of 2022, maintenance expense decreased $3.7 million, driven by fewer repair events, as well as the absence of costs incurred at owned maintenance facilities sold in 2021 and 2022. Depreciation expense decreased $0.3 million due to fewer railcars in the fleet during the current year. Operating lease expense decreased $1.2 million, resulting from the purchase of railcars previously on operating leases. Other operating expense decreased $2.5 million due to lower switching, storage, and freight costs.

Other Income (Expense)

In the second quarter of 2022, net gain on asset dispositions decreased $28.0 million, due to fewer railcars sold, partially offset by higher net scrapping gains as a result of a higher scrap price per ton. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $2.3 million, driven by a higher average debt balance, offset by a lower average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first six months of 2022. Demand for railcars in Europe remained robust, and GRE continued to experience renewal lease rate increases for most railcar types in the quarter.

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

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues
Lease revenue	$66.5	$69.0	$134.1	$135.9
Other revenue	1.9	2.7	4.2	5.2
Total Revenues	68.4	71.7	138.3	141.1

Expenses
Maintenance expense	12.2	14.2	26.2	29.6
Depreciation expense	17.2	18.4	35.2	36.7
Other operating expense	2.1	1.7	4.5	3.7
Total Expenses	31.5	34.3	65.9	70.0

Other Income (Expense)
Net gain on asset dispositions	1.4	0.8	2.4	1.1
Interest expense, net	(11.1)	(11.1)	(22.3)	(23.3)
Other expense	1.1	0.2	0.7	0.2
Segment Profit	$28.3	$27.3	$53.2	$49.1

Investment Volume	$48.8	$40.8	$127.7	$85.2

GRE Fleet Data

At June 30, 2022, GRE's wholly owned fleet consisted of approximately 27,500 railcars. Fleet utilization was 99.9% at June 30, 2022, compared to 99.0% at the end of the prior quarter and 98.4% at June 30, 2021. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the second quarter of 2022, an average of approximately 27,200 railcars were on lease, compared to 26,900 in the prior quarter and 26,200 for the quarter ended June 30, 2021. Changes in railcars on lease compared to prior periods are impacted by the number and timing of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the quarter ended:

	June 30 2021	September 30 2021	December 31 2021	March 31 2022	June 30 2022
Beginning balance	26,498	26,727	26,840	27,109	27,192
Railcars added	359	213	333	225	347
Railcars scrapped or sold	(130)	(100)	(64)	(142)	(69)
Ending balance	26,727	26,840	27,109	27,192	27,470
Utilization rate at quarter end	98.4%	98.1%	98.7%	99.0%	99.9%
Average active railcars	26,156	26,310	26,562	26,850	27,158

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
2Q21
3Q21
4Q21
1Q22
2Q22
Active Fleet
Idle
Utilization

GRI Fleet Data

The following table shows fleet activity for GRI railcars for the quarter ended:

	June 30 2021	September 30 2021	December 31 2021	March 31 2022	June 30 2022
Beginning balance	4,292	4,292	4,417	4,830	5,198
Railcars added	—	125	454	368	305
Railcars scrapped or sold	—	—	(41)	—	—
Ending balance	4,292	4,417	4,830	5,198	5,503
Utilization rate at quarter end	99.0%	99.1%	100.0%	100.0%	100.0%

Comparison of the First Six Months of 2022 to the First Six Months of 2021

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first six months ended June 30, 2022, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $11.6 million and segment profit, excluding other income (expense), by approximately $5.7 million compared to the same period in 2021.

Segment Profit

In the first six months of 2022, segment profit of $53.2 million increased 8.4% compared to $49.1 million for the same period in the prior year. The increase was primarily due to more railcars on lease, partially offset by changes in foreign exchange rates.

Revenues

In the first six months of 2022, lease revenue decreased $1.8 million, or 1.3%, due to the impact of foreign exchange rates, partially offset by more railcars on lease at GRE and GRI. Other revenue decreased $1.0 million, driven by lower repair revenue.

Expenses

In the first six months of 2022, maintenance expense decreased $3.4 million, primarily due to fewer repairs performed by third-party shops and the impact of foreign exchange rates, partially offset by higher costs for other repairs. Depreciation expense decreased $1.5 million, as the impact of foreign exchange rates more than offset the impact of new railcars added to the fleet.

Other Income (Expense)

In the first six months of 2022, net gain on asset dispositions increased $1.3 million, attributable to more railcars sold and higher net scrapping gains, resulting from a higher scrap price per ton. Net interest expense decreased $1.0 million, due to a lower average interest rate, partially offset by a higher average debt balance. Other income (expense) was favorable $0.5 million, driven by the impact of changes in foreign exchange rates on non-functional currency items, offset by higher litigation costs related to the Viareggio matter.

Investment Volume

During the first six months of 2022, investment volume was $127.7 million compared to $85.2 million in the same period in 2021. In the first six months ended June 30, 2022, GRE acquired 572 newly built railcars (including 135 assembled at the GRE Ostróda, Poland facility) compared to 585 newly built railcars (including 177 assembled at the GRE Ostróda, Poland facility) for the same period in 2021. In the first six months ended June 30, 2022, GRI acquired 673 newly built railcars, compared to 136 newly built railcars for the same period in 2021.

Our investment volume is predominantly composed of acquired railcars, but also includes certain capitalized repairs and improvements to owned railcars. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of the various car types acquired, as well as fluctuations in the exchange rates of the foreign currencies in which Rail International conducts business.

Comparison of the Second Quarter of 2022 to the Second Quarter of 2021

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the second quarter of 2022, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $7.4 million and segment profit, excluding other income (expense), by approximately $3.7 million compared to the same period in 2021.

Segment Profit

In the second quarter of 2022, segment profit of $28.3 million increased 3.7% compared to $27.3 million for the same period in the prior year. The increase was primarily due to more railcars on lease, partially offset by changes in foreign exchange rates.

Revenues

In the second quarter of 2022, lease revenue decreased $2.5 million, or 3.6%, due to the changes in foreign exchange rates, partially offset by more railcars on lease at GRE and GRI.

Expenses

In the second quarter of 2022, maintenance expense decreased $2.0 million, due to fewer repairs performed by third-party shops and the impact of foreign exchange rates, partially offset by higher costs for other repairs. Depreciation expense decreased $1.2 million, as the impact of foreign exchange rates more than offset the impact of new railcars added to the fleet.

Other Income (Expense)

In the second quarter of 2022, net gain on asset dispositions increased $0.6 million, attributable to higher net scrapping gains, resulting from a higher scrap price per ton, offset by fewer railcars sold. Net interest expense was comparable to the same period in the prior year. Other income (expense) was favorable $0.9 million, driven by the impact of changes in foreign exchange rates on non-functional currency items, partially offset by higher litigation costs related to the Viareggio matter.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $10.8 million and $15.6 million for the six months and three months ended June 30, 2022, compared to $22.4 million and $13.4 million for the same periods in 2021. In the first quarter of 2022, RRPF terminated leases for three aircraft spare engines leased to a Russian airline. The Russian government is prohibiting these engines from leaving the country; therefore, RRPF recorded an impairment charge associated with these three engines in the first quarter. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax).

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

Portfolio Management also owns marine assets, consisting of five liquefied gas-carrying vessels (the "Specialized Gas Vessels"). The Specialized Gas Vessels are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on short- and medium-term spot contracts for major oil and chemical customers worldwide. In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. We believe selling these vessels will better align our strategic focus. As a result of this decision, we have classified the Specialized Gas Vessels as held for sale and recorded impairment losses of $31.5 million related to these assets during the current quarter.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its new entity, GEL. GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. All engines are on long-term leases with airline customers and are managed by RRPF.

Portfolio Management's total asset base was $1,023.7 million at June 30, 2022, compared to $1,040.1 million at March 31, 2022, and $1,039.5 million at June 30, 2021.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues
Lease revenue	$8.2	$8.3	$16.5	$11.6
Marine operating revenue	5.2	5.1	11.4	8.7
Other revenue	0.1	0.2	0.1	0.4
Total Revenues	13.5	13.6	28.0	20.7

Expenses
Marine operating expense	3.9	5.5	8.1	10.1
Depreciation expense	4.9	5.0	9.9	7.7
Other operating expense	0.6	0.4	1.1	0.6
Total Expenses	9.4	10.9	19.1	18.4

Other Income (Expense)
Net loss (gain) on asset dispositions	(30.8)	0.5	(29.9)	1.1
Interest expense, net	(4.6)	(4.4)	(9.3)	(7.5)
Other expense	—	—	(0.1)	—
Share of affiliates' pre-tax earnings	15.6	13.4	10.8	22.4
Segment (Loss) Profit	$(15.7)	$12.2	$(19.6)	$18.3

Investment Volume	$—	$0.5	$—	$353.0

The following table shows the net book values of Portfolio Management's assets (in millions):

	June 30 2021	September 31 2021	December 31 2021	March 31 2022	June 30 2022
Investment in RRPF Affiliates	$561.0	$564.2	$588.1	$584.7	$596.2
GEL owned aircraft spare engines	347.7	344.1	340.4	336.8	333.2
Specialized Gas Vessels	104.1	104.1	103.6	101.7	70.3
Other owned assets	26.7	17.7	16.6	16.9	24.0
Managed assets (1)	13.5	11.6	9.8	7.9	6.0
________
(1) Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of June 30, 2022, the RRPF affiliates' portfolio consisted of 396 aircraft spare engines with a net book value of $4,218.9 million, compared to 398 aircraft spare engines with a net book value of $4,291.8 million at the end of the prior quarter and 429 aircraft spare engines with a net book value of $4,552.1 million at June 30, 2021.

Engine utilization for the RRPF affiliates was 91.9% at June 30, 2022, compared to 92.2% at the end of the prior quarter and 93.5% at June 30, 2021. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2021	September 30 2021	December 31 2021	March 31 2022	June 30 2022
Beginning balance	438	429	428	407	398
Engine acquisitions	—	—	3	—	1
Engine dispositions	(9)	(1)	(24)	(9)	(3)
Ending balance	429	428	407	398	396
Utilization rate at quarter end	93.5%	92.1%	94.3%	92.2%	91.9%

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
400
200
0
Utilization
100.0%
95.0%
90.0%
85.0%
80.0%
2Q21
3Q21
4Q21
1Q22
2Q22
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Six Months of 2022 to the First Six Months of 2021

Segment Profit

In the first six months of 2022, segment loss was $19.6 million, compared to segment profit of $18.3 million for the same period in the prior year. Segment loss in 2022 included a $31.5 million impairment charge recorded as a result of the decision to sell the Specialized Gas Vessels and a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding these losses, results for Portfolio Management were $8.9 million higher than 2021, driven by higher share of affiliates' earnings at the RRPF affiliates and higher results from our marine operations.

Revenues

In the first six months of 2022, lease revenue increased $4.9 million, due to a full six months of operations at GEL. Marine operating revenue increased $2.7 million, driven by higher utilization and charter rates from the Specialized Gas Vessels.

Expenses

In the first six months of 2022, marine operating expense decreased $2.0 million, due to lower bunker fuel expense and lower repairs and maintenance costs. Depreciation expense increased $2.2 million, due to a full six months of depreciation on aircraft spare engines acquired at GEL in the prior year.

Other Income (Expense)

In the first six months of 2022, net (loss) gain on asset dispositions was unfavorable by $31.0 million, driven by impairment losses recorded as a result of the decision to sell the Specialized Gas Vessels.

In the first six months of 2022, income from our share of affiliates' earnings decreased $11.6 million, driven by the impairment charge on aircraft spare engines noted above. Absent this, financial results were higher in 2022, due to higher income from operations.

Investment Volume

In the first six months of 2022, investment volume was zero, compared to $353.0 million in the same period in 2021. During 2021, GEL acquired 14 aircraft spare engines.

Comparison of the Second Quarter of 2022 to the Second Quarter of 2021

Segment Profit

In the second quarter of 2022, segment loss was $15.7 million, compared to segment profit of $12.2 million for the same period in the prior year. Segment loss in the second quarter of 2022 included a $31.5 million impairment charge recorded as a result of the decision to sell the Specialized Gas Vessels. Excluding this charge, results for Portfolio Management were $3.6 million higher than 2021. This increase was driven by higher share of affiliates' earnings at the RRPF affiliates.

Revenues

In the second quarter of 2022, lease revenue and marine operating revenue were comparable to the prior year.

Expenses

In the second quarter of 2022, marine operating expense decreased $1.6 million, due to lower repairs and maintenance costs and lower bunker fuel expense. Depreciation expense was comparable to the prior year.

Other Income (Expense)

In the second quarter of 2022, net (loss) gain on asset dispositions was unfavorable by $31.3 million, driven by impairment losses recorded as a result of the decision to sell the Specialized Gas Vessels.

In the second quarter of 2022, income from our share of affiliates' earnings increased $2.2 million, due to higher income from operations, offset by lower remarketing income.

OTHER

Other comprises our Trifleet Leasing business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and certain eliminations.

In the second quarter of 2022, GATX executed a multi-party amended and restated settlement agreement related to its share of estimated environmental remediation costs to be incurred at a previously owned facility that was sold in 1974. This agreement establishes a limit on GATX's share of responsibility for future costs required to complete the remediation and closure of the site. As a result, GATX recorded $5.9 million of expense to establish a reserve for its share of the remaining anticipated remediation and related costs.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Trifleet Leasing revenue	$9.0	$8.4	$17.5	$13.1

Trifleet Leasing segment profit	$3.4	$2.7	$6.4	$3.3
Unallocated interest income (expense)	0.1	(0.6)	0.6	(0.4)
Other expense, including eliminations	(11.3)	(7.3)	(12.0)	(7.9)
Segment Profit	$(7.8)	$(5.2)	$(5.0)	$(5.0)

Selling, general and administrative expense	$47.9	$47.8	$95.1	$94.9

Trifleet Leasing Summary

The tank container leasing market continued to be strong in the second quarter, and demand for tank containers was robust. As a result, utilization increased to 92.4% at the end of the quarter.

Trifleet Leasing Tank Container Data

At June 30, 2022, Trifleet Leasing's owned and managed fleet consisted of approximately 20,600 tank containers compared to 20,300 in the prior quarter and 19,200 for the quarter ended June 30, 2021. Fleet utilization was 92.4% at June 30, 2022 compared to 91.6% at the end of the prior quarter and 84.9% at June 30, 2021. Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

The following table shows fleet statistics for Trifleet's tank containers for the quarter ended:

	June 30 2021	September 30 2021	December 31 2021	March 31 2022	June 30 2022
Ending balance - owned and managed	19,185	19,703	19,996	20,258	20,576
Utilization rate at quarter-end - owned and managed	84.9%	87.5%	89.2%	91.6%	92.4%

SG&A, Unallocated Interest and Other

SG&A increased $0.2 million for the first six months of 2022 compared to the same period in the prior year, driven by higher employee-related expenses, information services costs, and discretionary travel and entertainment expenses, partially offset by the impacts of share-based compensation expenses and the absence of transaction costs incurred in the prior year.

SG&A increased $0.1 million for the second quarter of 2022 compared to the same period in the prior year, driven by higher discretionary travel and entertainment expenses and higher employee-related expenses, partially offset by the impacts of share-based compensation expenses and the absence of transaction costs incurred in the prior year.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense, including eliminations increased $4.1 million in the first six months of 2022 compared to the same period in the prior year, driven by higher environmental remediation costs and higher pension-related expenses, including a settlement charge recorded during the current period.

Other expense, including eliminations increased $4.0 million for the second quarter of 2022 compared to the same period in the prior year, driven by driven by higher environmental remediation costs and higher pension-related expenses, including a settlement charge recorded during the current quarter.

Consolidated Income Taxes

See "Note 9. Income Taxes" in Part I, Item 1 of this Form 10-Q.

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

As of June 30, 2022, we had an unrestricted cash balance of $180.3 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2025 and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2027, both of which are fully available as of June 30, 2022.

The following table shows our principal sources and uses of cash for the six months ended June 30 (in millions):

	2022	2021
Principal sources of cash
Net cash provided by operating activities	$216.5	$198.6
Portfolio proceeds	160.8	124.1
Other asset sales	19.4	29.1
Proceeds from issuance of debt, commercial paper, and credit facilities	398.5	1,072.6
Total	$795.2	$1,424.4

Principal uses of cash
Portfolio investments and capital additions	$(684.5)	$(663.4)
Repayments of debt, commercial paper, and credit facilities	(250.0)	(589.2)
Purchases of assets previously leased - financing activities	(1.5)	(33.3)
Stock repurchases	(39.2)	—
Dividends	(39.2)	(37.9)
Total	$(1,014.4)	$(1,323.8)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first six months of 2022 was $216.5 million, an increase of $17.9 million compared to the same period in 2021. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for operating leases and interest were partially offset by higher payments for other operating expenses and income taxes.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts. Portfolio proceeds of $160.8 million for the first six months of 2022 increased by $36.7 million from the prior year, primarily due to more railcars sold at Rail North America.

Proceeds From Issuance of Debt

Proceeds from the issuance of debt for the first six months ended June 30, 2022 were $398.5 million (net of hedges and debt issuance costs). In the first six months of 2022, we issued $400 million of 10-year unsecured debt at a 3.528% yield.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. Portfolio investments and capital additions of $684.5 million for the first six months of 2022 increased $21.1 million compared to 2021, primarily due to more railcars acquired at Rail North America and Rail International and more tank containers acquired at Trifleet, partially offset by the acquisition of 14 aircraft spare engines at GEL in 2021.

Repayments of Debt

Debt repayments of $250.0 million in the first six months of 2022 were $339.2 million lower than in the period year. In the first six months of 2022, repayments included the redemption of $250 million of our 4.75% public notes.

Purchases of Assets Previously Leased

In the six months ended June 30, 2022, we exercised options to acquire 21 railcars previously recorded on the balance sheet as a finance lease for $1.5 million, compared to the exercise of options to acquire 898 railcars previously recorded on the balance sheet as a finance lease for $33.3 million in 2021.

Share Repurchase Program

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. During the six months ended June 30, 2022, we repurchased 418,757 shares of common stock for $42.2 million, excluding commissions, of which $39.2 million settled in the period. There were no share repurchases during the same period in 2021. As of June 30, 2022, $94.6 million remained available under the repurchase authorization.

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2022 (in millions):

	Material Cash Obligations by Period
	Total	2022 (1)	2023	2024	2025	2026	Thereafter
Recourse debt	$6,015.3	$104.8	$500.0	$514.9	$509.7	$452.7	$3,933.2
Interest on recourse debt (2)	1,996.8	104.6	197.2	179.1	164.7	158.8	1,192.4
Commercial paper and credit facilities	20.0	20.0	—	—	—	—	—
Operating lease obligations	310.5	18.4	40.1	37.9	35.2	43.8	135.1
Purchase commitments (3)	770.1	260.6	509.5	—	—	—	—
Total	$9,112.7	$508.4	$1,246.8	$731.9	$709.6	$655.3	$5,260.7
__________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2022.
(3)    Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2018, we amended a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At June 30, 2022, 3,630 railcars have been ordered pursuant to the amended terms of the agreement, of which 2,980 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of June 30, 2022, 7,650 railcars have been ordered, of which 5,090 have been delivered. The agreement included an option to order additional railcars subject to certain restrictions and, as of June 30, 2022, we have the option to order 1,650 additional railcars during the remaining term of the agreement.

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

The following table shows additional information regarding our short-term borrowings for the six months ended June 30, 2022:

Europe (1)
Balance as of June 30 (in millions)	$20.0
Weighted-average interest rate	0.9%
Euro/dollar exchange rate	1.05

Average daily amount outstanding year to date (in millions)	$18.6
Weighted-average interest rate	0.9%
Average Euro/dollar exchange rate	1.09

Average daily amount outstanding during the second quarter (in millions)	$17.8
Weighted-average interest rate	0.8%
Average Euro/dollar exchange rate	1.06

Maximum daily amount outstanding (in millions)	$27.6
Euro/dollar exchange rate	1.14
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. In the second quarter of 2022, we entered into an amendment, which extended the maturity on this facility by one year from May 2026 to May 2027 and replaced the LIBOR interest rate with a Term Secured Overnight Financing Rate (“SOFR”). This credit facility contains one additional extension option. As of June 30, 2022, the full $600 million was available under this facility. Additionally we have a $250 million 3-year unsecured revolving credit facility in the U.S. In the second quarter of 2022, we also entered into an amendment to this facility to extend the maturity by one year from May 2024 to May 2025 and to replace the LIBOR interest rate with SOFR. This credit facility contains one additional extension option as well. As of June 30, 2022, the full $250 million was available on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of June 30, 2022, €15.9 million was available under these credit facilities.

Delayed Draw Term Loan

In 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provided for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances were allowed from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. As of June 30, 2022, $250 million was drawn on the Term Loan.

Restrictive Covenants

Our $600 million and $250 million revolving credit facilities contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Some of our bank term loans have the same financial covenants as these facilities.
The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

At June 30, 2022, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €730.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At June 30, 2022, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of June 30, 2022, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(180.3)	$(649.3)	$(344.3)	$(566.0)	$(417.9)
Commercial paper and bank credit facilities	20.0	18.6	18.1	20.7	17.9
Recourse debt	5,964.4	6,256.9	5,887.5	6,029.8	5,803.1
Operating lease obligations	266.7	273.4	286.2	292.1	298.7
Finance lease obligations	—	—	1.5	—	43.6
Total debt and lease obligations, net of unrestricted cash	$6,070.8	$5,899.6	$5,849.0	$5,776.6	$5,745.4

Total recourse debt (1)	$6,070.8	$5,899.6	$5,849.0	$5,776.6	$5,745.4
Shareholders' Equity	$1,981.5	$2,060.8	$2,019.2	$1,976.9	$1,917.4
Recourse Leverage (2)	3.1	2.9	2.9	2.9	2.9
________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2022. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net income (GAAP)	$2.6	$5.5	$78.4	$42.0
Adjustments attributable to consolidated pre-tax income:
Specialized Gas Vessels impairment at Portfolio Management (1)	31.5	—	31.5	—
Environmental remediation costs (2)	5.9	—	5.9	—
Debt extinguishment costs (3)	—	4.5	—	4.5
Total adjustments attributable to consolidated pre-tax income	$37.4	$4.5	$37.4	$4.5
Income taxes thereon, based on applicable effective tax rate	$(1.5)	$(1.1)	$(1.5)	$(1.1)
Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	—	—	(3.0)	—
Total other income tax adjustments attributable to consolidated income	$—	$—	$(3.0)	$—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	—	—	$11.5	$—
Income tax rate change (6)	—	39.7	—	39.7
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$39.7	$11.5	$39.7
Net income, excluding tax adjustments and other items (non-GAAP)	$38.5	$48.6	$122.8	$85.1

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Diluted earnings per share (GAAP)	$0.07	$0.15	$2.18	$1.17
Adjustments attributable to consolidated income, net of taxes:
Specialized Gas Vessels impairment at Portfolio Management (1)	0.87	—	0.87	—
Environmental remediation costs (2)	0.12	—	0.12	—
Debt extinguishment costs (3)	—	0.09	—	0.09
Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	—	—	(0.08)	—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	—	—	0.32	—
Income tax rate change (6)	—	1.10	—	1.10
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) *	$1.07	$1.35	$3.41	$2.37
_______
*    Sum of individual components may not be additive due to rounding.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2022	2021
Net income (GAAP)	$179.5	$107.7
Less: Net loss from discontinued operations (GAAP)	—	(0.3)
Net income from continuing operations (GAAP)	$179.5	$108.0

Adjustments attributable to pre-tax income from continuing operations:
Specialized Gas Vessels impairment at Portfolio Management (1)	31.5	—
Environmental remediation costs (2)	5.9	—
Net insurance proceeds (7)	(5.3)	—
Debt extinguishment costs (3)	—	4.5
Total adjustments attributable to pre-tax income from continuing operations	$32.1	$4.5
Income taxes thereon, based on applicable effective tax rate	$(0.2)	$(1.1)

Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (4)	(3.0)	—
Total other income tax adjustments attributable to income from continuing operations	$(3.0)	$—

Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	11.5	—
Income tax rate changes (6)	—	52.0
Total adjustments attributable to affiliates' earnings, net of taxes	$11.5	$52.0
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$219.9	$163.4

Net loss from discontinued operations, excluding tax adjustments and other items (non-GAAP) (8)	$—	$(0.3)

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$219.9	$163.1
_______
(1)    In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. As a result, we recorded losses associated with the impairments of these assets.
(2)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(3)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(4)    Deferred income tax adjustment due to an enacted corporate income tax rate reduction in Austria in 2022.
(5)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(6)    Deferred income tax adjustments due to an enacted corporate income tax rate increase in the United Kingdom in 2021 and the elimination of a previously announced corporate income tax rate reduction in 2020.
(7)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.
(8)    On May 14, 2020, we completed the sale of our ASC business. This amount represents final post-closing adjustments and expenses recorded in the third quarter of 2020.

	2022	2021
Return on Equity (GAAP)	9.1%	5.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.4%	10.3%
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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 13. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Other than as described in "Part II, Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, there have been no material changes in our risk factors since December 31, 2021. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and "Part II, Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. As of June 30, 2022, $94.6 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the second quarter of 2022:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 - April 30, 2022	30,033	$106.56	30,033	$124.6
May 1, 2022 - May 31, 2022	118,001	$106.52	118,001	$112.1
June 1, 2022 - June 30, 2022	181,143	$96.29	181,143	$94.6
Total	329,177	$100.89	329,177

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2022 and 2021, and (v) Notes to the Consolidated Financial Statements.

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

Date: July 29, 2022