Form 10-Q
period 2022-09-30
GATX CORP
filed 2022-10-28
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

There were 35.2 million common shares outstanding at September 30, 2022.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our other filings with the U.S. Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2021 and in any subsequent reports on Form 10-Q, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30	December 31
	2022	2021
Assets
Cash and Cash Equivalents	$596.3	$344.3
Restricted Cash	0.3	0.2
Receivables
Rent and other receivables	71.9	69.8
Finance leases (as lessor)	102.1	100.2
Less: allowance for losses	(6.0)	(6.2)
	168.0	163.8

Operating Assets and Facilities	11,168.4	11,163.6
Less: allowance for depreciation	(3,310.2)	(3,378.8)
	7,858.2	7,784.8
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	246.4	270.7
Finance leases, net of accumulated depreciation	—	1.5
	246.4	272.2

Investments in Affiliated Companies	604.3	588.4
Goodwill	109.3	123.0
Other Assets (including $46.9 and $3.8 related to assets held for sale)	292.6	265.0
Total Assets	$9,875.4	$9,541.7

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$184.5	$215.8
Debt
Commercial paper and borrowings under bank credit facilities	16.3	18.1
Recourse	6,353.1	5,887.5
	6,369.4	5,905.6
Lease Obligations (as lessee)
Operating leases	259.0	286.2
Finance leases	—	1.5
	259.0	287.7

Deferred Income Taxes	1,007.5	1,001.0
Other Liabilities	114.5	112.4
Total Liabilities	7,934.9	7,522.5
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,537,850 and 68,254,574 Outstanding shares — 35,230,184 and 35,421,617	42.4	42.2
Additional paid in capital	787.9	763.8
Retained earnings	2,801.7	2,751.5
Accumulated other comprehensive loss	(266.6)	(160.6)
Treasury stock at cost (33,307,666 and 32,832,957 shares)	(1,424.9)	(1,377.7)
Total Shareholders’ Equity	1,940.5	2,019.2
Total Liabilities and Shareholders’ Equity	$9,875.4	$9,541.7

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues
Lease revenue	$292.4	$283.9	$860.6	$852.1
Marine operating revenue	4.8	5.0	16.2	13.7
Other revenue	23.8	24.6	73.5	70.6
Total Revenues	321.0	313.5	950.3	936.4
Expenses
Maintenance expense	75.9	74.2	221.3	225.1
Marine operating expense	3.6	3.7	11.7	13.8
Depreciation expense	88.7	91.1	268.2	271.2
Operating lease expense	9.0	9.0	27.1	30.1
Other operating expense	8.7	9.7	28.7	31.3
Selling, general and administrative expense	47.6	45.9	142.7	140.8
Total Expenses	233.5	233.6	699.7	712.3
Other Income (Expense)
Net gain on asset dispositions	3.9	21.9	53.4	79.1
Interest expense, net	(53.6)	(49.8)	(156.7)	(153.4)
Other expense	(2.5)	(0.3)	(15.8)	(9.7)
Income before Income Taxes and Share of Affiliates’ Earnings	35.3	51.7	131.5	140.1
Income taxes	(13.7)	(14.4)	(38.8)	(36.4)
Share of affiliates’ earnings (losses), net of taxes	7.5	2.8	14.8	(21.6)
Net Income	$29.1	$40.1	$107.5	$82.1
Other Comprehensive (Loss) Income, Net of Taxes
Foreign currency translation adjustments	(57.8)	(20.7)	(118.3)	(42.0)
Unrealized gain on derivative instruments	0.2	0.3	0.8	1.3
Post-retirement benefit plans	8.3	2.4	11.5	7.2
Other comprehensive loss	(49.3)	(18.0)	(106.0)	(33.5)
Comprehensive (Loss) Income	$(20.2)	$22.1	$1.5	$48.6

Share Data
Basic earnings per share	$0.82	$1.13	$3.04	$2.32
Average number of common shares	35.2	35.5	35.4	35.4

Diluted earnings per share	$0.81	$1.11	$2.99	$2.28
Average number of common shares and common share equivalents	35.7	36.0	35.9	36.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2022	2021
Operating Activities
Net income	$107.5	$82.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	278.2	281.9
Net gains on disposition of owned assets	(91.0)	(76.6)
Asset impairments	42.3	—
Deferred income taxes	24.0	19.7
Share of affiliates’ earnings (losses), net of dividends	(14.8)	21.5
Changes in working capital items	6.4	11.4
Net cash provided by operating activities	352.6	340.0
Investing Activities
Portfolio investments and capital additions	(887.9)	(893.2)
Portfolio proceeds	224.9	159.0
Proceeds from sales of other assets	26.4	43.7
Other	30.1	0.6
Net cash used in investing activities	(606.5)	(689.9)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	837.8	1,319.1
Repayments of debt (original maturities longer than 90 days)	(250.0)	(584.0)
Net increase (decrease) in debt with original maturities of 90 days or less	0.7	(1.9)
Stock repurchases	(47.2)	(0.4)
Dividends	(57.9)	(56.2)
Purchases of assets previously leased	(1.5)	(77.2)
Other	30.9	24.4
Net cash provided by financing activities	512.8	623.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.8)	(1.4)
Cash provided by discontinued operations, net (1)	—	1.1
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	252.1	273.6
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	344.5	292.6
Cash, Cash Equivalents, and Restricted Cash at end of the period	$596.6	$566.2

Non-Cash Financing Transactions
Non-cash financing lease transactions (2)	$—	$43.6
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

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended September 30				Nine Months Ended September 30
	2022		2021		2022		2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.5	$42.4	68.2	$42.2	68.3	$42.2	67.8	$41.9
Issuance of common stock	—	—	—	—	0.2	0.2	0.4	0.3
Balance at end of the period	68.5	42.4	68.2	42.2	68.5	42.4	68.2	42.2
Treasury Stock
Balance at beginning of the period	(33.2)	(1,419.9)	(32.7)	(1,364.5)	(32.8)	(1,377.7)	(32.7)	(1,364.5)
Stock repurchases	(0.1)	(5.0)	—	(0.4)	(0.5)	(47.2)	—	(0.4)
Balance at end of the period	(33.3)	(1,424.9)	(32.7)	(1,364.9)	(33.3)	(1,424.9)	(32.7)	(1,364.9)
Additional Paid In Capital
Balance at beginning of the period		784.7		759.4		763.8		735.4
Share-based compensation effects		3.2		2.3		24.1		26.3
Balance at end of the period		787.9		761.7		787.9		761.7
Retained Earnings
Balance at beginning of the period		2,791.6		2,687.3		2,751.5		2,682.1
Net income		29.1		40.1		107.5		82.1
Dividends declared ($0.52 and $0.50 per share QTR and $1.56 and $1.50 YTD)		(19.0)		(18.5)		(57.3)		(55.3)
Balance at end of the period		2,801.7		2,708.9		2,801.7		2,708.9
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(217.3)		(153.0)		(160.6)		(137.5)
Other comprehensive loss		(49.3)		(18.0)		(106.0)		(33.5)
Balance at end of the period		(266.6)		(171.0)		(266.6)		(171.0)
Total Shareholders’ Equity		$1,940.5		$1,976.9		$1,940.5		$1,976.9

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

After a thorough strategic review, in the third quarter of 2022 we decided to exit our rail business in Russia ("Rail Russia"), which is reported within the Rail International segment. This decision is due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As such, the net assets of Rail Russia have been classified as held for sale and an impairment loss of $10.8 million was recognized in the third quarter of 2022.

During the second quarter of 2022, GATX management made the decision to sell its five liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. As such, the Specialized Gas Vessels were classified as held for sale and an aggregate impairment loss of $31.5 million was recognized in the second quarter of 2022. During the third quarter of 2022, GATX sold two of the Specialized Gas Vessels, and the net proceeds received approximated the carrying value of these vessels.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its entity, GATX Engine Leasing ("GEL"). GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates” or "RRPF"). Financial results for this business are reported in the Portfolio Management segment.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2022. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
	The new guidance was effective for us in the first quarter of 2022.	The application of this guidance did not impact our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
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

We disaggregate revenue into three categories as presented on our statement of comprehensive (loss) income:

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

The following table shows the components of our lease income (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Operating lease income:
Fixed lease income	$267.5	$264.6	$788.7	$795.0
Variable lease income	22.6	17.4	65.1	51.9
Total operating lease income	$290.1	$282.0	$853.8	$846.9
Finance lease income	2.3	1.9	6.8	5.2
Total lease income	$292.4	$283.9	$860.6	$852.1

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts, reported in other revenue in the statements of comprehensive (loss) income, were $20.3 million and $61.2 million for the three and nine months ended September 30, 2022 and $18.9 million and $54.6 million for the three and nine months ended September 30, 2021.

NOTE 5. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at September 30, 2022 and December 31, 2021.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of September 30, 2022 with maturities ranging from 2025 to 2027 and five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2021 with maturities ranging from 2022 to 2027.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had six instruments outstanding with an aggregate notional amount of $110.8 million as of September 30, 2022 that mature in 2022 and one instrument outstanding with an aggregate notional amount of $101.7 million as of December 31, 2021 that matured in 2022. Within the next 12 months, we expect to reclassify $1.6 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position as of September 30, 2022 was $12.6 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value September 30, 2022	Fair Value December 31, 2021
Derivative Assets
Interest rate contracts (1)	Other assets	$—	$1.4
Foreign exchange contracts (1)	Other assets	6.0	3.6
Foreign exchange contracts (2)	Other assets	8.1	3.9
Total derivative assets		$14.1	$8.9
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$12.1	$0.3
Foreign exchange contracts (1)	Other liabilities	0.5	—
Total derivative liabilities		$12.6	$0.3
_________
(1)     Designated as hedges.
(2)     Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of September 30, 2022 and December 31, 2021, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of September 30, 2022 and December 31, 2021 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Recourse debt	$(195.0)	$(300.4)	$(12.1)	$1.1

The following table shows the impacts of our derivative instruments on our statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
	Three Months Ended September 30			Three Months Ended September 30
Derivative Designation	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$—	Interest expense	$0.4	$0.4
Foreign exchange contracts	(6.8)	(6.4)	Other expense	(6.8)	(6.4)
Total	$(6.8)	$(6.4)	Total	$(6.4)	$(6.0)

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
	Nine Months Ended September 30			Nine Months Ended September 30
Derivative Designation	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$—	Interest expense	$1.2	$1.5
Foreign exchange contracts	(14.7)	(10.3)	Other expense	(14.9)	(10.6)
Total	$(14.7)	$(10.3)	Total	$(13.7)	$(9.1)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30		Three Months Ended September 30
	2022		2021
	Interest (expense), net	Other expense	Interest (expense), net	Other expense
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(53.6)	$(2.5)	$(49.8)	$(0.3)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	6.0	—	0.8	—
Derivatives designated as hedging instruments	(6.0)	—	(0.8)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	(0.4)	—	(0.4)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (1)	—	6.8	—	6.4
Gain (loss) on non-designated derivative contracts	—	2.7	—	2.6

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30		Nine Months Ended September 30
	2022		2021
	Interest (expense), net	Other expense	Interest (expense), net	Other expense
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(156.7)	$(15.8)	$(153.4)	$(9.7)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	13.2	—	3.2	—
Derivatives designated as hedging instruments	(13.2)	—	(3.2)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	(1.2)	—	(1.5)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (1)	—	14.9	—	10.6
Gain (loss) on non-designated derivative contracts	—	7.4	—	0.9
_______
(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$6,085.2	$5,261.6	$5,666.1	$6,040.2
Recourse floating rate debt	300.0	300.0	250.0	250.0

NOTE 6. Asset Impairments and Assets Held for Sale

After a thorough strategic review, in the third quarter of 2022 we decided to exit Rail Russia, which is reported within the Rail International segment. This decision is due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As such, the net assets of Rail Russia have been classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, an impairment loss of $10.8 million was recognized in the third quarter of 2022 and recorded in net gain on asset dispositions. The impairment charge included $1.2 million for the anticipated liquidation of the cumulative translation adjustment. We based the fair value of the net assets on our estimate of the expected sale proceeds.

During the second quarter of 2022, GATX management made the decision to sell the Specialized Gas Vessels within the Portfolio Management segment. As such, the Specialized Gas Vessels have been classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, an aggregate impairment loss of $31.5 million was recognized in the second quarter of 2022. These impairments were driven by our decision to sell these vessels and resulted from the associated change in our expected use and holding periods for these assets. The impairment losses were included in net gain on asset dispositions. The fair value of the impaired assets was $70.3 million as of the end of the second quarter. We based the fair value of these assets on our estimate of the expected sales proceeds. During the third quarter of 2022, GATX sold two of the Specialized Gas Vessels, and the net proceeds received approximated the carrying value of these vessels.

The following table summarizes assets held for sale by business segment (in millions):

	September 30 2022	December 31 2021
Rail North America	$1.5	$3.8
Rail International	17.0	—
Portfolio Management	28.4	—
Total assets held for sale	$46.9	$3.8

All assets held for sale at September 30, 2022 are expected to be sold within one year and are included in Other Assets on the balance sheet.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended September 30, 2022 and 2021 (in millions):

	2022 Pension Benefits	2021 Pension Benefits	2022 Retiree Health and Life	2021 Retiree Health and Life
Service cost	$2.0	$2.1	$—	$—
Interest cost	2.5	2.1	0.1	0.1
Expected return on plan assets	(4.0)	(4.6)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	—
Unrecognized net actuarial loss (gain)	2.2	3.3	(0.1)	(0.1)
Net periodic cost	$2.7	$2.9	$(0.1)	$—
The following table shows the components of net periodic cost for the nine months ended September 30, 2022 and 2021 (in millions):

	2022 Pension Benefits	2021 Pension Benefits	2022 Retiree Health and Life	2021 Retiree Health and Life
Service cost	$5.9	$6.5	$0.1	$0.1
Interest cost	7.4	6.1	0.3	0.2
Expected return on plan assets	(11.8)	(13.9)	—	—
Settlement accounting adjustment	0.9	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.2)	(0.1)
Unrecognized net actuarial loss (gain)	6.8	9.9	(0.3)	(0.2)
Net periodic cost	$9.2	$8.6	$(0.1)	$—
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive (loss) income, and the non-service components are recorded in other expense.

In the nine months ended September 30, 2022, certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $0.9 million of expense.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8. Share-Based Compensation

During the nine months ended September 30, 2022, we granted 284,400 non-qualified employee stock options, 49,966 restricted stock units, 62,350 performance shares, and 9,185 phantom stock units. For the three and nine months ended September 30, 2022, total share-based compensation expense was $3.4 million and $10.5 million and the related tax benefits were $0.9 million and $2.6 million. For the three and nine months ended September 30, 2021 total share-based compensation expense was $4.3 million and $14.2 million and the related tax benefits were $1.1 million and $3.6 million.

The estimated fair value of our 2022 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2022
Weighted-average estimated fair value	$34.77
Quarterly dividend rate	$0.52
Expected term of stock options, in years	4.3
Risk-free interest rate	1.6%
Dividend yield	2.0%
Expected stock price volatility	35.0%
Present value of dividends	$8.58

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the nine months ended September 30:

	2022	2021
Effective income tax rate	29.5%	26.0%

The increase in the effective rate compared to the prior year is primarily due to impairments of the Rail Russia business and the Specialized Gas Vessels, for both of which no tax benefit is allowed. These impacts were partially offset by benefits related to a reduction in the statutory tax rate of Austria in the current year, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

The following table shows our commercial commitments (in millions):

	September 30 2022	December 31 2021
Standby letters of credit and performance bonds	$8.8	$9.0
Derivative guarantees	1.6	0.5
Total commercial commitments (1)	$10.4	$9.5
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at September 30, 2022 and December 31, 2021. As of September 30, 2022, our outstanding commitments expire in 2023 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Numerator:
Net income	$29.1	$40.1	$107.5	$82.1

Denominator:
Weighted-average shares outstanding - basic	35.2	35.5	35.4	35.4
Effect of dilutive securities:
Equity compensation plans	0.5	0.5	0.5	0.6
Weighted-average shares outstanding - diluted	35.7	36.0	35.9	36.0
Basic earnings per share	$0.82	$1.13	$3.04	$2.32
Diluted earnings per share	$0.81	$1.11	$2.99	$2.28

NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2021	$(95.4)	$(12.6)	$(52.6)	$(160.6)
Change in component	(25.8)	3.3	(0.1)	(22.6)
Reclassification adjustments into earnings (1)	—	(2.5)	2.1	(0.4)
Income tax effect	—	(0.4)	(0.5)	(0.9)
Balance at March 31, 2022	$(121.2)	$(12.2)	$(51.1)	$(184.5)
Change in component	(34.7)	4.8	0.1	(29.8)
Reclassification adjustments into earnings (1)	—	(4.8)	2.2	(2.6)
Income tax effect	—	0.2	(0.6)	(0.4)
Balance at June 30, 2022	$(155.9)	$(12.0)	$(49.4)	$(217.3)
Change in component	(57.8)	6.8	9.1	(41.9)
Reclassification adjustments into earnings (1)	—	(6.4)	2.0	(4.4)
Income tax effect	—	(0.2)	(2.8)	(3.0)
Balance at September 30, 2022	$(213.7)	$(11.8)	$(41.1)	$(266.6)
________
(1)     See "Note 5. Fair Value" and "Note 7. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive (loss) income.

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

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for Trifleet Leasing are reported in the Other segment.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its entity, GEL. GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. Financial results for this business are reported in the Portfolio Management segment.

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and Russia ("Rail Russia"). GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. After a thorough strategic review, in the third quarter of 2022,we decided to exit Rail Russia. As such, we have classified the net assets of Rail Russia as held for sale as of September 30, 2022. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that we lease, as well as liquefied gas carrying vessels (the "Specialized Gas Vessels"). In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. As a result of this decision, we classified the Specialized Gas Vessels as held for sale. During the third quarter of 2022, GATX sold two of the Specialized Gas Vessels. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2022
Revenues
Lease revenue	$211.3	$65.3	$8.3	$7.5	$292.4
Marine operating revenue	—	—	4.8	—	4.8
Other revenue	20.0	2.3	—	1.5	23.8
Total Revenues	231.3	67.6	13.1	9.0	321.0
Expenses
Maintenance expense	62.4	12.8	—	0.7	75.9
Marine operating expense	—	—	3.6	—	3.6
Depreciation expense	65.3	16.8	3.7	2.9	88.7
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.0	1.5	0.6	0.6	8.7
Total Expenses	142.7	31.1	7.9	4.2	185.9
Other Income (Expense)
Net gain (loss) on asset dispositions	13.3	(10.3)	0.8	0.1	3.9
Interest expense, net	(36.5)	(11.2)	(4.6)	(1.3)	(53.6)
Other (expense) income	(1.4)	(0.5)	0.1	(0.7)	(2.5)
Share of affiliates' pre-tax earnings	0.3	—	9.7	—	10.0
Segment profit	$64.3	$14.5	$11.2	$2.9	$92.9
Less:
Selling, general and administrative expense					47.6
Income taxes (includes $2.5 related to affiliates' earnings)					16.2
Net income					$29.1

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$8.8	$0.3	$—	$—	$9.1
Residual sharing income	0.2	—	0.8	—	1.0
Non-remarketing net gains (1)	4.3	0.2	—	0.1	4.6
Asset impairments	—	(10.8)	—	—	(10.8)
	$13.3	$(10.3)	$0.8	$0.1	$3.9

Capital Expenditures
Portfolio investments and capital additions	$142.5	$50.1	$—	$10.8	$203.4

Selected Balance Sheet Data at September 30, 2022
Investments in affiliated companies	$0.6	$—	$603.7	$—	$604.3
Identifiable assets	$6,412.3	$1,610.2	$991.1	$861.8	$9,875.4
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2021
Revenues
Lease revenue	$200.4	$68.8	$8.2	$6.5	$283.9
Marine operating revenue	—	—	5.0	—	5.0
Other revenue	19.4	2.7	0.1	2.4	24.6
Total Revenues	219.8	71.5	13.3	8.9	313.5
Expenses
Maintenance expense	58.9	14.0	—	1.3	74.2
Marine operating expense	—	—	3.7	—	3.7
Depreciation expense	64.8	18.5	4.9	2.9	91.1
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.6	1.8	0.6	0.7	9.7
Total Expenses	139.3	34.3	9.2	4.9	187.7
Other Income (Expense)
Net gain on asset dispositions	20.2	0.9	0.6	0.2	21.9
Interest expense, net	(32.9)	(10.9)	(4.5)	(1.5)	(49.8)
Other (expense) income	(1.1)	(0.2)	2.0	(1.0)	(0.3)
Share of affiliates' pre-tax (loss) earnings	(0.2)	—	4.0	—	3.8
Segment profit	$66.5	$27.0	$6.2	$1.7	$101.4
Less:
Selling, general and administrative expense					45.9
Income taxes (includes $1.0 related to affiliates' earnings)					15.4
Net income					$40.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$14.4	$0.3	$—	$0.2	$14.9
Residual sharing income	0.2	—	0.6	—	0.8
Non-remarketing net gains (1)	5.6	0.6	—	—	6.2
	$20.2	$0.9	$0.6	$0.2	$21.9

Capital Expenditures
Portfolio investments and capital additions	$178.9	$40.9	$—	$10.0	$229.8

Selected Balance Sheet Data at December 31, 2021
Investments in affiliated companies	$0.3	$—	$588.1	$—	$588.4
Identifiable assets	$6,141.7	$1,729.9	$1,048.7	$621.4	$9,541.7
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2022
Revenues
Lease revenue	$615.0	$199.4	$24.8	21.4	$860.6
Marine operating revenue	—	—	16.2	—	16.2
Other revenue	61.8	6.5	0.1	5.1	73.5
Total Revenues	676.8	205.9	41.1	26.5	950.3
Expenses
Maintenance expense	180.1	39.0	—	2.2	221.3
Marine operating expense	—	—	11.7	—	11.7
Depreciation expense	193.7	52.0	13.6	8.9	268.2
Operating lease expense	27.1	—	—	—	27.1
Other operating expense	19.2	6.0	1.7	1.8	28.7
Total Expenses	420.1	97.0	27.0	12.9	557.0
Other Income (Expense)
Net gain (loss) on asset dispositions	90.0	(7.9)	(29.1)	0.4	53.4
Interest expense, net	(105.8)	(33.5)	(13.9)	(3.5)	(156.7)
Other (expense) income	(3.4)	0.2	—	(12.6)	(15.8)
Share of affiliates' pre-tax earnings	0.3	—	20.5	—	20.8
Segment profit (loss)	$237.8	$67.7	$(8.4)	$(2.1)	$295.0
Less:
Selling, general and administrative expense					142.7
Income taxes (includes $6.0 related to affiliates' earnings)					44.8
Net income					$107.5

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$74.4	$1.0	$—	$0.2	$75.6
Residual sharing income	2.3	—	2.4	—	4.7
Non-remarketing net gains (1)	13.3	1.9	—	0.2	15.4
Asset impairments	—	(10.8)	(31.5)	—	(42.3)
	$90.0	$(7.9)	$(29.1)	$0.4	$53.4
Capital Expenditures
Portfolio investments and capital additions	$676.6	$177.8	$—	$33.5	$887.9
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2021
Revenues
Lease revenue	$611.4	$204.7	$19.8	$16.2	$852.1
Marine operating revenue	—	—	13.7	—	13.7
Other revenue	56.4	7.9	0.5	5.8	70.6
Total Revenues	667.8	212.6	34.0	22.0	936.4
Expenses
Maintenance expense	178.8	43.6	—	2.7	225.1
Marine operating expense	—	—	13.8	—	13.8
Depreciation expense	195.7	55.2	12.6	7.7	271.2
Operating lease expense	30.1	—	—	—	30.1
Other operating expense	22.6	5.5	1.2	2.0	31.3
Total Expenses	427.2	104.3	27.6	12.4	571.5
Other Income (Expense)
Net gain on asset dispositions	74.8	2.0	1.7	0.6	79.1
Interest expense, net	(102.5)	(34.2)	(12.0)	(4.7)	(153.4)
Other (expense) income	(2.9)	—	2.0	(8.8)	(9.7)
Share of affiliates' pre-tax (loss) earnings	(0.2)	—	26.4	—	26.2
Segment profit (loss)	$209.8	$76.1	$24.5	$(3.3)	$307.1
Less:
Selling, general and administrative expense					140.8
Income taxes (includes $47.8 related to affiliates' earnings)					84.2
Net income					$82.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$62.2	$0.7	$—	$0.5	$63.4
Residual sharing income	0.8	—	1.7	—	2.5
Non-remarketing net gains (1)	11.8	1.3	—	0.1	13.2
	$74.8	$2.0	$1.7	$0.6	$79.1

Capital Expenditures
Portfolio investments and capital additions	$394.4	$126.1	$353.0	$19.7	$893.2
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

After a thorough strategic review, in the third quarter of 2022 we decided to exit our rail business in Russia ("Rail Russia"), which is reported within the Rail International segment. This decision is due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As such, the net assets of Rail Russia have been classified as held for sale and an impairment loss of $10.8 million was recognized in the third quarter of 2022.

During the second quarter of 2022, GATX management made the decision to sell its five liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. As such, the Specialized Gas Vessels were classified as held for sale and an aggregate impairment loss of $31.5 million was recognized in the second quarter of 2022. During the third quarter of 2022, GATX sold two of the Specialized Gas Vessels, and the net proceeds received approximated the carrying value of these vessels.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its entity, GATX Engine Leasing ("GEL"). GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates” or "RRPF"). All engines are on long-term leases with airline customers and are managed by RRPF. Financial results for this business are reported in the Portfolio Management segment.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2022. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021.

Russia/Ukraine Conflict

On February 24, 2022, Russian military forces launched a military action in Ukraine. In response to this action, the U.S. and other countries imposed various economic sanctions and measures against Russia, Belarus, certain sections of Ukraine, and related persons and entities. Russia subsequently enacted countermeasures. Additional sanctions and countermeasures have continued to be imposed throughout 2022 as the conflict continues. We continue to closely monitor developments and potential impacts from enacted sanctions and countermeasures and will take mitigating actions as appropriate. This conflict and resulting response has impacted the global economy, financial markets, and supply chains and could adversely affect our business, financial condition, and results of operations.

To date, the conflict has not had a material impact on business operations at our global railcar and tank container leasing businesses. Furthermore, the nature of the impact on financial results varies across our business units. Rising steel prices have led to higher new asset costs across our rail and tank container leasing businesses, a trend that supports higher lease rates on many existing assets but that makes new investments more challenging. Supply chain disruptions, slower new railcar deliveries, and limited access to key components such as wheelsets have been more impactful in Europe and India. We are monitoring the nature and magnitude of these impacts across our rail and tank container leasing businesses.

We have limited rail operations in Russia, which consists of 380 railcars on lease to three customers and approximately 1% of GATX's consolidated net income for the nine months ended September 30, 2022. After a thorough strategic review, in the third quarter of 2022 we decided to exit Rail Russia. This decision is due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As such, the net assets have been classified as held for sale as of September 30, 2022 and an impairment loss of $10.8 million was recognized in the third quarter of 2022. See "Note 6. Asset Impairments and Assets Held for Sale " in Part I, Item 1 of this Form 10-Q for further information.

RRPF financial results have also been affected by the conflict. In the first quarter of 2022, RRPF terminated leases for three aircraft spare engines leased to a Russian airline. The Russian government is prohibiting these engines from leaving the country; therefore,

RRPF recorded an impairment charge associated with these three engines in the first quarter. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax).

DISCUSSION OF OPERATING RESULTS

Net income for the first nine months of 2022 was $107.5 million, or $2.99 per diluted share, compared to $82.1 million, or $2.28 per diluted share, in 2021. Results for the nine months ended September 30, 2022 included a net negative impact of $55.2 million (net of tax) from tax adjustments and other items. Results for the nine months ended September 30, 2021 included a net negative impact of $43.1 million (net of tax) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $37.5 million compared to the prior year, largely due to higher asset disposition gains at Rail North America, higher share of affiliates' earnings at the RRPF affiliates, and higher results from our marine operations.

Net income for the third quarter of 2022 was $29.1 million, or $0.81 per diluted share, compared to $40.1 million, or $1.11 per diluted share, in 2021. Results for the three months ended September 30, 2022 included a net negative impact of $10.8 million (net of tax) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $0.2 million compared to the prior year, largely due to lower asset disposition gains at Rail North America, partially offset by higher share of affiliate's earnings at the RRPF affiliates.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Segment Revenues
Rail North America	$231.3	$219.8	$676.8	$667.8
Rail International	67.6	71.5	205.9	212.6
Portfolio Management	13.1	13.3	41.1	34.0
Other	9.0	8.9	26.5	22.0
	$321.0	$313.5	$950.3	$936.4
Segment Profit (Loss)
Rail North America	$64.3	$66.5	$237.8	$209.8
Rail International	14.5	27.0	67.7	76.1
Portfolio Management	11.2	6.2	(8.4)	24.5
Other	2.9	1.7	(2.1)	(3.3)
	92.9	101.4	295.0	307.1
Less:
Selling, general and administrative expense	47.6	45.9	142.7	140.8
Income taxes (includes $2.5 and $1.0 QTR and $6.0 and $47.8 YTD related to affiliates' earnings)	16.2	15.4	44.8	84.2
Net Income (GAAP)	$29.1	$40.1	$107.5	$82.1

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$39.9	$40.1	$162.7	$125.2
Diluted earnings per share (GAAP)	$0.81	$1.11	$2.99	$2.28
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$1.12	$1.11	$4.53	$3.48

Investment Volume	$203.4	$229.8	$887.9	$893.2

The following table shows our return on equity for the trailing 12 months ended September 30:

	2022	2021
Return on Equity (GAAP)	8.6%	5.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.5%	8.8%
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

RAIL NORTH AMERICA

Segment Summary

The North American railcar leasing market remained strong in the quarter. Demand for the majority of railcar types remained robust, and absolute lease rates continued to increase quarter over quarter. Utilization increased to 99.6% at the end of the quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues
Lease revenue	$211.3	$200.4	$615.0	$611.4
Other revenue	20.0	19.4	61.8	56.4
Total Revenues	231.3	219.8	676.8	667.8

Expenses
Maintenance expense	62.4	58.9	180.1	178.8
Depreciation expense	65.3	64.8	193.7	195.7
Operating lease expense	9.0	9.0	27.1	30.1
Other operating expense	6.0	6.6	19.2	22.6
Total Expenses	142.7	139.3	420.1	427.2

Other Income (Expense)
Net gain on asset dispositions	13.3	20.2	90.0	74.8
Interest expense, net	(36.5)	(32.9)	(105.8)	(102.5)
Other expense	(1.4)	(1.1)	(3.4)	(2.9)
Share of affiliates' pre-tax earnings (loss)	0.3	(0.2)	0.3	(0.2)
Segment Profit	$64.3	$66.5	$237.8	$209.8

Investment Volume	$142.5	$178.9	$676.6	$394.4

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Railcars	$190.0	$177.1	$549.2	$540.6
Boxcars	14.8	16.7	46.5	51.0
Locomotives	6.5	6.6	19.3	19.8
Total	$211.3	$200.4	$615.0	$611.4

Rail North America Fleet Data

At September 30, 2022, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 101,300 railcars. Fleet utilization, excluding boxcars, was 99.6% at September 30, 2022, compared to 99.4% at the end of the prior quarter, and 99.2% at September 30, 2021. Fleet utilization for approximately 10,200 boxcars was 100.0% at September 30, 2022, compared to 99.9% at the end of the prior quarter, and 98.4% at September 30, 2021. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the third quarter of 2022, an average of approximately 100,800 railcars, excluding boxcars, were on lease, compared to 100,100 in the prior quarter and 100,500 for the quarter ended September 30, 2021. Changes in railcars on lease compared to prior periods are impacted by the timing of deliveries of new railcars purchased under our supply agreements, the number and timing of railcars acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

As of September 30, 2022, leases for approximately 4,600 tank cars and freight cars and approximately 300 boxcars are scheduled to expire over the remainder of 2022. These amounts exclude railcars on leases expiring in 2022 that have already been renewed or assigned to a new lessee.

On September 30, 2022 we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined.

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	September 30 2021	December 31 2021	March 31 2022	June 30 2022	September 30 2022
Beginning balance	102,144	101,341	101,570	100,452	101,272
Railcars added	742	959	943	1,414	772
Railcars scrapped	(947)	(358)	(547)	(594)	(506)
Railcars sold	(598)	(372)	(1,514)	—	(249)
Ending balance	101,341	101,570	100,452	101,272	101,289
Utilization rate at quarter end	99.2%	99.2%	99.3%	99.4%	99.6%
Average active railcars	100,467	100,658	100,253	100,079	100,783

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
3Q21
4Q21
1Q22
2Q22
3Q22
Active Fleet
Idle
Fleet Utilization

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	September 30 2021	December 31 2021	March 31 2022	June 30 2022	September 30 2022
Beginning balance	12,659	12,809	12,946	10,283	10,315
Boxcars added	277	421	352	85	—
Boxcars scrapped	(127)	(184)	(109)	64	(91)
Boxcars sold	—	(100)	(2,906)	(117)	—
Ending balance	12,809	12,946	10,283	10,315	10,224
Utilization rate at quarter end	98.4%	99.7%	99.8%	99.9%	100.0%
Average active railcars	12,432	12,747	10,856	10,239	10,267

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

During the third quarter of 2022, the renewal rate change of the LPI was positive 37.5%, compared to positive 18.3% in the prior quarter, and negative 8.1% in the third quarter of 2021. Lease terms on renewals for cars in the LPI averaged 33 months in the current quarter, compared to 34 months in the prior quarter, and 32 months in the third quarter of 2021. Additionally, the renewal success rate, which represents the percentage of railcars on expiring leases that were renewed with the existing lessee, was 87.2% in the current quarter, compared to 87.7% in the prior quarter, and 84.0% in the third quarter of 2021. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.

Lease Price Index
60%
50%
40%
30%
20%
10%
0%
-10%
-20%
Avg Renewal Lease Rate Change
40
30
20
10
0
Avg Renewal Term (months)
32
37
30
34
33
(8.1)%
(0.7)%
9.3%
18.3%
37.5%
3Q21
4Q21
1Q21
2Q22
3Q22
Average Renewal Lease Rate Change
Average Renewal Lease Term

Comparison of the First Nine Months of 2022 to the First Nine Months of 2021

Segment Profit

In the first nine months of 2022, segment profit of $237.8 million increased 13.3% compared to $209.8 million for the same period in the prior year. The increase was primarily driven by higher net gains on asset dispositions. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year.

Revenues

In the first nine months of 2022, lease revenue increased $3.6 million, or 0.6%, driven by higher lease rates. Other revenue increased $5.4 million due to higher repair revenue and higher lease termination fees.

Expenses

In the first nine months of 2022, maintenance expense increased $1.3 million, driven by more repair events and more repairs performed by the railroads, partially offset by the absence of costs incurred at owned maintenance facilities sold in 2021 and 2022. Depreciation expense decreased $2.0 million due to fewer railcars in the fleet during the current year. Operating lease expense decreased $3.0 million, resulting from the purchase of railcars previously on operating leases. Other operating expense decreased $3.4 million due to lower switching, storage, and freight costs.

Other Income (Expense)

In the first nine months of 2022, net gain on asset dispositions increased $15.2 million due to more railcars sold and higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Net interest expense increased $3.3 million, primarily driven by a higher average debt balance, partially offset by a lower average interest rate.

Investment Volume

During the first nine months of 2022, investment volume was $676.6 million compared to $394.4 million in the same period in 2021. We acquired 3,529 newly built railcars and purchased 420 railcars in the secondary market in the first nine months of 2022, compared to 2,560 newly built railcars and 309 railcars purchased in the secondary market in the same period in 2021.

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

Comparison of the Third Quarter of 2022 to the Third Quarter of 2021

Segment Profit

In the third quarter of 2022, segment profit of $64.3 million decreased 3.3% compared to $66.5 million for the same period in the prior year. The decrease was primarily driven by lower net gains on asset dispositions and higher maintenance expense, offset by higher lease revenue. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter.

Revenues

In the third quarter of 2022, lease revenue increased $10.9 million, or 5.4%, driven by higher lease rates. Other revenue increased $0.6 million due to higher repair revenue.

Expenses

In the third quarter of 2022, maintenance expense increased $3.5 million, driven by more repair events and more repairs performed by the railroads, partially offset by the absence of costs incurred at owned maintenance facilities sold in 2021 and 2022. Depreciation expense increased $0.5 million due to the timing of new railcar investments and dispositions. Operating lease expense was comparable to the same period in the prior year. Other operating expense decreased $0.6 million due to lower storage expense.

Other Income (Expense)

In the third quarter of 2022, net gain on asset dispositions decreased $6.9 million, due to fewer railcars and locomotives sold and lower net scrapping gains as a result of fewer railcars scrapped. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $3.6 million, driven by a higher average debt balance and a higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to produce strong operating results in the first nine months of 2022. Despite a weakening global economy, demand for railcars in Europe remained robust, and GRE continued to experience renewal lease rate increases for most railcar types in the quarter.

Our rail operations in India ("Rail India") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways.

Our rail operations in Russia consisted of 380 railcars on lease to three customers, and financial results were not material to Rail International's segment profit. After a thorough strategic review, in the third quarter of 2022 we decided to exit Rail Russia. This decision is due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As such, the net assets of Rail Russia have been classified as held for sale as of September 30, 2022 and an impairment loss of $10.8 million was recognized in the third quarter of 2022. See "Note 6. Asset Impairments and Assets Held for Sale " in Part I, Item 1 of this Form 10-Q for further information.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues
Lease revenue	$65.3	$68.8	$199.4	$204.7
Other revenue	2.3	2.7	6.5	7.9
Total Revenues	67.6	71.5	205.9	212.6

Expenses
Maintenance expense	12.8	14.0	39.0	43.6
Depreciation expense	16.8	18.5	52.0	55.2
Other operating expense	1.5	1.8	6.0	5.5
Total Expenses	31.1	34.3	97.0	104.3

Other Income (Expense)
Net (loss) gain on asset dispositions	(10.3)	0.9	(7.9)	2.0
Interest expense, net	(11.2)	(10.9)	(33.5)	(34.2)
Other (expense) income	(0.5)	(0.2)	0.2	—
Segment Profit	$14.5	$27.0	$67.7	$76.1

Investment Volume	$50.1	$40.9	$177.8	$126.1

GRE Fleet Data

At September 30, 2022, GRE's wholly owned fleet consisted of approximately 27,700 railcars. Fleet utilization was 99.4% at September 30, 2022, compared to 99.9% at the end of the prior quarter and 98.1% at September 30, 2021. Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.

During the third quarter of 2022, an average of approximately 27,500 railcars were on lease, compared to 27,200 in the prior quarter and 26,300 for the quarter ended September 30, 2021. Changes in railcars on lease compared to prior periods are impacted by the number and timing of new railcars purchased or acquired in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.

The following table shows fleet activity for GRE railcars for the quarter ended:

	September 30 2021	December 31 2021	March 31 2022	June 30 2022	September 30 2022
Beginning balance	26,727	26,840	27,109	27,192	27,470
Railcars added	213	333	225	347	277
Railcars scrapped or sold	(100)	(64)	(142)	(69)	(46)
Ending balance	26,840	27,109	27,192	27,470	27,701
Utilization rate at quarter end	98.1%	98.7%	99%	99.9%	99.4%
Average active railcars	26,310	26,562	26,850	27,158	27,489

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
3Q21
4Q21
1Q22
2Q22
3Q22
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity for Rail India railcars for the quarter ended:

	September 30 2021	December 31 2021	March 31 2022	June 30 2022	September 30 2022
Beginning balance	4,292	4,417	4,830	5,198	5,503
Railcars added	125	454	368	305	61
Railcars scrapped or sold	—	(41)	—	—	—
Ending balance	4,417	4,830	5,198	5,503	5,564
Utilization rate at quarter end	99.1%	100.0%	100.0%	100.0%	100.0%

Comparison of the First Nine Months of 2022 to the First Nine Months of 2021

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first nine months ended September 30, 2022, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $20.9 million and segment profit, excluding other income (expense), by approximately $10.4 million compared to the same period in 2021.

Segment Profit

In the first nine months of 2022, segment profit of $67.7 million decreased 11.0% compared to $76.1 million for the same period in the prior year. Segment profit in 2022 included a $10.8 million impairment charge recorded as a result of the decision to exit the Rail Russia business. Excluding this impairment, results for Rail International were $2.4 million higher than 2021. The increase was primarily due to more railcars on lease, partially offset by changes in foreign exchange rates.

Revenues

In the first nine months of 2022, lease revenue decreased $5.3 million, or 2.6%, due to the impact of foreign exchange rates, partially offset by more railcars on lease at GRE and Rail India. Other revenue decreased $1.4 million, driven by lower repair revenue.

Expenses

In the first nine months of 2022, maintenance expense decreased $4.6 million, primarily due to fewer repairs performed by third-party shops and the impact of foreign exchange rates, partially offset by higher costs for other repairs. Depreciation expense decreased $3.2 million, as the impact of foreign exchange rates more than offset the impact of new railcars added to the fleet.

Other Income (Expense)

In the first nine months of 2022, net gain on asset dispositions decreased $9.9 million, driven by impairment losses recorded as a result of the decision to exit the Rail Russia business. Net interest expense decreased $0.7 million, due to a lower average interest rate, partially offset by a higher average debt balance. Other (expense) income was favorable $0.2 million, driven by the impact of changes in foreign exchange rates on non-functional currency items, partially offset by higher litigation costs related to the Viareggio matter.

Investment Volume

During the first nine months of 2022, investment volume was $177.8 million compared to $126.1 million in the same period in 2021. In the first nine months ended September 30, 2022, GRE acquired 801 newly built railcars (including 195 assembled at the GRE Ostróda, Poland facility) and 48 railcars purchased in the secondary market compared to 798 newly built railcars (including 253 assembled at the GRE Ostróda, Poland facility) for the same period in 2021. In the first nine months ended September 30, 2022, Rail India acquired 734 newly built railcars, compared to 261 newly built railcars for the same period in 2021.

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

Comparison of the Third Quarter of 2022 to the Third Quarter of 2021

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the third quarter of 2022, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $9.2 million and segment profit, excluding other income (expense), by approximately $4.7 million compared to the same period in 2021.

Segment Profit

In the third quarter of 2022, segment profit of $14.5 million decreased 46.3% compared to $27.0 million for the same period in the prior year. Segment profit in 2022 included a $10.8 million impairment charge recorded as a result of the decision to exit the Rail Russia business. Excluding this impairment, results for Rail International were $1.7 million lower than 2021. The decrease was primarily due to changes in foreign exchange rates, partially offset by more railcars on lease.

Revenues

In the third quarter of 2022, lease revenue decreased $3.5 million, or 5.1%, due to the changes in foreign exchange rates, partially offset by more railcars on lease at GRE and Rail India.

Expenses

In the third quarter of 2022, maintenance expense decreased $1.2 million, due to the impact of foreign exchange rates, partially offset by higher costs for repairs. Depreciation expense decreased $1.7 million, as the impact of foreign exchange rates more than offset the impact of new railcars added to the fleet.

Other Income (Expense)

In the third quarter of 2022, net gain on asset dispositions decreased $11.2 million, driven by impairment losses recorded as a result of the decision to exit the Rail Russia business. Net interest expense increased $0.3 million due to a higher average debt balance and a higher average interest rate. Other (expense) income was unfavorable $0.3 million, driven by the impact of changes in foreign exchange rates on non-functional currency items and higher litigation costs related to the Viareggio matter.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $20.5 million and $9.7 million for the nine months and three months ended September 30, 2022, compared to $26.4 million and $4.0 million for the same periods in 2021. In the first quarter of 2022, RRPF terminated leases for three aircraft spare engines leased to a Russian airline. The Russian government is prohibiting these engines from leaving the country; therefore, RRPF recorded an impairment charge associated with these three engines in the first quarter. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax).

While global air travel has modestly improved in recent quarters, the operating environment for the RRPF affiliates continued to be impacted by the ongoing adverse impact of COVID-19 and the uncertainty due to the Russia/Ukraine conflict. RRPF continues to face pressure on both utilization and lease rates. RRPF remains focused on preserving a strong liquidity position in the current environment. The risk of ongoing volatility as a result of the uncertainty of the Russia/Ukraine conflict persists, and the long-term impact on international air travel and demand for RRPF engines is not known at this time.

Portfolio Management also owns marine assets (the "Specialized Gas Vessels") that are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas and ethylene, primarily on short- and medium-term spot contracts for major oil and chemical customers worldwide. In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. We believe selling these vessels will better align our strategic focus. As a result of this decision, we classified the Specialized Gas Vessels as held for sale and recorded impairment losses of $31.5 million related to these assets during the second quarter of 2022. During the third quarter of 2022, GATX sold two of the Specialized Gas Vessels, and the net proceeds received approximated the carrying value of these vessels. The three remaining vessels continue to be classified as held for sale as of September 30, 2022.

In the first quarter of 2021, GATX invested directly in aircraft spare engines through its entity, GEL. GEL acquired 14 aircraft spare engines for approximately $352 million, including 4 engines for $120 million from the RRPF affiliates. All engines are on long-term leases with airline customers and are managed by RRPF.

Portfolio Management's total asset base was $991.1 million at September 30, 2022, compared to $1,023.7 million at June 30, 2022, and $1,030.1 million at September 30, 2021.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues
Lease revenue	$8.3	$8.2	$24.8	$19.8
Marine operating revenue	4.8	5.0	16.2	13.7
Other revenue	—	0.1	0.1	0.5
Total Revenues	13.1	13.3	41.1	34.0

Expenses
Marine operating expense	3.6	3.7	11.7	13.8
Depreciation expense	3.7	4.9	13.6	12.6
Other operating expense	0.6	0.6	1.7	1.2
Total Expenses	7.9	9.2	27.0	27.6

Other Income (Expense)
Net gain (loss) on asset dispositions	0.8	0.6	(29.1)	1.7
Interest expense, net	(4.6)	(4.5)	(13.9)	(12.0)
Other income	0.1	2.0	—	2.0
Share of affiliates' pre-tax earnings	9.7	4.0	20.5	26.4
Segment Profit (Loss)	$11.2	$6.2	$(8.4)	$24.5

Investment Volume	$—	$—	$—	$353.0

The following table shows the net book values of Portfolio Management's assets (in millions):

	September 31 2021	December 31 2021	March 31 2022	June 30 2022	September 30 2022
Investment in RRPF Affiliates	$564.2	$588.1	$584.7	$596.2	$603.7
GEL owned aircraft spare engines	344.1	340.4	336.8	333.2	329.5
Specialized Gas Vessels	104.1	103.6	101.7	70.3	28.4
Other owned assets	17.7	16.6	16.9	24.0	29.5
Managed assets (1)	11.6	9.8	7.9	6.0	4.1
________
(1) Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of September 30, 2022, the RRPF affiliates' portfolio consisted of 394 aircraft spare engines with a net book value of $4,178.6 million, compared to 396 aircraft spare engines with a net book value of $4,218.9 million at the end of the prior quarter and 428 aircraft spare engines with a net book value of $4,478.4 million at September 30, 2021.

Engine utilization for the RRPF affiliates was 93.7% at September 30, 2022, compared to 91.9% at the end of the prior quarter and 92.1% at September 30, 2021. Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2021	December 31 2021	March 31 2022	June 30 2022	September 30 2022
Beginning balance	429	428	407	398	396
Engine acquisitions	—	3	—	1	3
Engine dispositions	(1)	(24)	(9)	(3)	(5)
Ending balance	428	407	398	396	394
Utilization rate at quarter end	92.1%	94.3%	92.2%	91.9%	93.7%

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
400
200
0
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
3Q21
4Q21
1Q22
2Q22
3Q22
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Nine Months of 2022 to the First Nine Months of 2021

Segment Profit

In the first nine months of 2022, segment loss was $8.4 million, compared to segment profit of $24.5 million for the same period in the prior year. Segment loss in 2022 included a $31.5 million impairment charge recorded as a result of the decision to sell the Specialized Gas Vessels and a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding these losses, results for Portfolio Management were $13.9 million higher than 2021, driven by higher share of affiliates' earnings at the RRPF affiliates and higher results from our marine operations.

Revenues

In the first nine months of 2022, lease revenue increased $5.0 million, due to a full nine months of operations at GEL. Marine operating revenue increased $2.5 million, driven by higher utilization and charter rates from the Specialized Gas Vessels.

Expenses

In the first nine months of 2022, marine operating expense decreased $2.1 million, due to lower bunker fuel expense and lower repairs and maintenance costs. Depreciation expense increased $1.0 million, due to a full nine months of depreciation on aircraft spare engines acquired at GEL in the prior year, partially offset by the absence of depreciation expense on the Specialized Gas Vessels due to the classification of the vessels as held for sale in 2022.

Other Income (Expense)

In the first nine months of 2022, net gain (loss) on asset dispositions was unfavorable by $30.8 million, driven by impairment losses recorded as a result of the decision to sell the Specialized Gas Vessels.

In the first nine months of 2022, income from our share of affiliates' earnings decreased $5.9 million, driven by the impairment charge on aircraft spare engines in Russia that RRPF does not expect to recover. Absent this, financial results were higher in 2022, due to higher income from operations.

Investment Volume

In the first nine months of 2022, investment volume was zero, compared to $353.0 million in the same period in 2021. During 2021, GEL acquired 14 aircraft spare engines.

Comparison of the Third Quarter of 2022 to the Third Quarter of 2021

Segment Profit

In the third quarter of 2022, segment profit was $11.2 million, compared to segment profit of $6.2 million for the same period in the prior year. The increase was primarily driven by higher share of affiliates' earnings at the RRPF affiliates.

Revenues

In the third quarter of 2022, lease revenue and marine operating revenue were comparable to the same period in the prior year.

Expenses

In the third quarter of 2022, marine operating expense was comparable to the same period in the prior year. Depreciation expense decreased $1.2 million, as a result of the absence of depreciation expense on the Specialized Gas Vessels due to the classification of the vessels as held for sale in 2022.

Other Income (Expense)

In the third quarter of 2022, net gain (loss) on asset dispositions was comparable to the same period in the prior year.

In the third quarter of 2022, income from our share of affiliates' earnings increased $5.7 million, due to higher income from operations, offset by lower remarketing income.

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

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Trifleet Leasing revenue	$9.0	$8.9	$26.5	$22.0

Trifleet Leasing segment profit	$3.8	$3.0	$10.2	$6.3
Unallocated interest income (expense)	0.2	(0.2)	0.8	(0.6)
Other expense, including eliminations	(1.1)	(1.1)	(13.1)	(9.0)
Segment Profit (Loss)	$2.9	$1.7	$(2.1)	$(3.3)

Selling, general and administrative expense	$47.6	$45.9	$142.7	$140.8

Trifleet Leasing Summary

The tank container leasing market remained strong in the third quarter, and demand for tank containers was robust. As a result, utilization increased to 93.1% at the end of the quarter.

Trifleet Leasing Tank Container Data

At September 30, 2022, Trifleet Leasing's owned and managed fleet consisted of approximately 21,200 tank containers compared to 20,600 in the prior quarter and 19,700 for the quarter ended September 30, 2021. Fleet utilization was 93.1% at September 30, 2022 compared to 92.4% at the end of the prior quarter and 87.5% at September 30, 2021. Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

The following table shows fleet statistics for Trifleet Leasing's tank containers for the quarter ended:

	September 30 2021	December 31 2021	March 31 2022	June 30 2022	September 30 2022
Ending balance - owned and managed	19,703	19,996	20,258	20,576	21,187
Utilization rate at quarter-end - owned and managed	87.5%	89.2%	91.6%	92.4%	93.1%

SG&A, Unallocated Interest and Other

SG&A increased $1.9 million for the first nine months of 2022 compared to the same period in the prior year, driven by higher employee-related expenses, information services costs, and discretionary travel and entertainment expenses, partially offset by the impacts of share-based compensation expenses.

SG&A increased $1.7 million for the third quarter of 2022 compared to the same period in the prior year, driven by higher employee-related expenses and higher discretionary travel and entertainment expenses, partially offset by the impacts of share-based compensation expenses.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense, including eliminations increased $4.1 million in the first nine months of 2022 compared to the same period in the prior year, driven by higher environmental remediation costs and higher pension-related expenses, including a settlement charge recorded during the current year.

Other expense, including eliminations was comparable to the same period in the prior year.

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

As of September 30, 2022, we had an unrestricted cash balance of $596.3 million. We also have a $250 million 3-year unsecured revolving credit facility in the U.S. that matures in 2025 and a $600 million, 5-year unsecured credit facility in the U.S. that matures in 2027, both of which are fully available as of September 30, 2022.

The following table shows our principal sources and uses of cash for the nine months ended September 30 (in millions):

	2022	2021
Principal sources of cash
Net cash provided by operating activities	$352.6	$340.0
Portfolio proceeds	224.9	159.0
Other asset sales	26.4	43.7
Proceeds from issuance of debt, commercial paper, and credit facilities	838.5	1,319.1
Total	$1,442.4	$1,861.8

Principal uses of cash
Portfolio investments and capital additions	$(887.9)	$(893.2)
Repayments of debt, commercial paper, and credit facilities	(250.0)	(585.9)
Purchases of assets previously leased - financing activities	(1.5)	(77.2)
Stock repurchases	(47.2)	(0.4)
Dividends	(57.9)	(56.2)
Total	$(1,244.5)	$(1,612.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first nine months of 2022 was $352.6 million, an increase of $12.6 million compared to the same period in 2021. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for operating leases and interest were partially offset by higher payments for other operating expenses and income taxes.

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets and finance lease receipts. Portfolio proceeds of $224.9 million for the first nine months of 2022 increased by $65.9 million from the prior year, primarily due to proceeds from the sale of two of the Specialized Gas Vessels at Portfolio Management and more railcars sold at Rail North America.

Proceeds From Issuance of Debt

Proceeds from the issuance of debt for the first nine months ended September 30, 2022 were $838.5 million (net of hedges and debt issuance costs). In the first nine months of 2022, we issued $400 million of 10-year unsecured debt at a 3.528% yield, $400 million of 10-year unsecured debt at a 5.016% yield and $50 million of 7-year unsecured floating rate private placement debt at a 3-month Term Secured Overnight Financing Rate (“SOFR”) plus 220 bps.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. Portfolio investments and capital additions of $887.9 million for the first nine months of 2022 decreased $5.3 million compared to 2021, primarily due to the acquisition of 14 aircraft spare engines at GEL in 2021, partially offset by more railcars acquired at Rail North America and Rail International and more tank containers acquired at Trifleet Leasing in the current year.

Repayments of Debt

Debt repayments of $250.0 million in the first nine months of 2022 were $335.9 million lower than in the period year. In the first nine months of 2022, repayments included the redemption of $250 million of our 4.75% public notes.

Purchases of Assets Previously Leased

In the nine months ended September 30, 2022, we exercised options to acquire 21 railcars previously recorded on the balance sheet as a finance lease for $1.5 million, compared to the exercise of options to acquire 898 railcars previously recorded on the balance sheet as a finance lease for $77.2 million in 2021.

Share Repurchase Program

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. During the nine months ended September 30, 2022, we repurchased 472,609 shares of common stock for $47.2 million, excluding commissions, compared to 4,228 shares of common stock for $0.4 million during the same period in 2021. As of September 30, 2022, $89.6 million remained available under the repurchase authorization.

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2022 (in millions):

	Material Cash Obligations by Period
	Total	2022 (1)	2023	2024	2025	2026	Thereafter
Recourse debt	$6,415.5	$98.0	$500.0	$500.9	$496.0	$446.1	$4,374.5
Interest on recourse debt (2)	2,139.1	56.3	221.3	197.1	183.2	177.4	1,303.8
Commercial paper and credit facilities	16.3	16.3	—	—	—	—	—
Operating lease obligations	300.5	8.4	40.0	37.9	35.2	43.8	135.2
Purchase commitments (3)	2,759.0	217.0	786.0	304.2	330.6	334.4	786.8
Total	$11,630.4	$396.0	$1,547.3	$1,040.1	$1,045.0	$1,001.7	$6,600.3
__________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2022.
(3)    Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2018, we amended a long-term supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At September 30, 2022, 4,002 railcars have been ordered pursuant to the amended terms of the agreement, of which 3,285 railcars have been delivered.

On September 30, 2022 we entered into a new long-term railcar supply agreement with Trinity to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At September 30, 2022, 307 railcars have been ordered pursuant to the terms of the agreement, of which no railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of September 30, 2022, 7,650 railcars have been ordered, of which 5,552 have been delivered. The agreement included an option to order additional railcars subject to certain restrictions and, as of September 30, 2022, we have the option to order 1,375 additional railcars during the remaining term of the agreement.

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

The following table shows additional information regarding our short-term borrowings for the nine months ended September 30, 2022:

Europe (1)
Balance as of September 30 (in millions)	$16.3
Weighted-average interest rate	1.5%
Euro/dollar exchange rate	0.98

Average daily amount outstanding year to date (in millions)	$18.1
Weighted-average interest rate	0.9%
Average Euro/dollar exchange rate	1.06

Average daily amount outstanding during the third quarter (in millions)	$17.2
Weighted-average interest rate	1.0%
Average Euro/dollar exchange rate	1.01

Maximum daily amount outstanding (in millions)	$27.6
Euro/dollar exchange rate	1.14
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. In the second quarter of 2022, we entered into an amendment, which extended the maturity on this facility by one year from May 2026 to May 2027 and replaced the LIBOR interest rate with a Term SOFR. This credit facility contains one additional extension option. As of September 30, 2022, the full $600 million was available under this facility. Additionally we have a $250 million 3-year unsecured revolving credit facility in the U.S. In the second quarter of 2022, we also entered into an amendment to this facility to extend the maturity by one year from May 2024 to May 2025 and to replace the LIBOR interest rate with SOFR. This credit facility contains one additional extension option as well. As of September 30, 2022, the full $250 million was available on this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of September 30, 2022, €18.4 million was available under these credit facilities.

Delayed Draw Term Loan

On September 12, 2022, we executed a delayed draw term loan agreement in India which provided for a 5-year unsecured term loan in the aggregate principal amount of up to 2.3 billion Indian Rupees ($28.3 million as of September 30, 2022). Advances are allowed through March 31, 2023 pursuant to the terms of the agreement and any amounts borrowed and repaid may not be re-borrowed. The amounts borrowed under the loan agreement are required to be repaid no later than 5 years from the first drawdown date. As of September 30, 2022, no amount was drawn on this loan.

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

At September 30, 2022, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €730.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At September 30, 2022, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of September 30, 2022, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(596.3)	$(180.3)	$(649.3)	$(344.3)	$(566.0)
Commercial paper and bank credit facilities	16.3	20.0	18.6	18.1	20.7
Recourse debt	6,353.1	5,964.4	6,256.9	5,887.5	6,029.8
Operating lease obligations	259.0	266.7	273.4	286.2	292.1
Finance lease obligations	—	—	—	1.5	—
Total debt and lease obligations, net of unrestricted cash	$6,032.1	$6,070.8	$5,899.6	$5,849.0	$5,776.6

Total recourse debt (1)	$6,032.1	$6,070.8	$5,899.6	$5,849.0	$5,776.6
Shareholders' Equity	$1,940.5	$1,981.5	$2,060.8	$2,019.2	$1,976.9
Recourse Leverage (2)	3.1	3.1	2.9	2.9	2.9
________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2022. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net income (GAAP)	$29.1	$40.1	$107.5	$82.1
Adjustments attributable to consolidated pre-tax income:
Rail Russia impairment at Rail International (1)	10.8	—	10.8	—
Specialized Gas Vessels impairment at Portfolio Management (2)	—	—	31.5	—
Environmental remediation costs (3)	—	—	5.9	—
Debt extinguishment costs (4)	—	—	—	4.5
Total adjustments attributable to consolidated pre-tax income	$10.8	$—	$48.2	$4.5
Income taxes thereon, based on applicable effective tax rate	$—	$—	$(1.5)	$(1.1)
Other income tax adjustments attributable to consolidated income:
Income tax rate change (5)	—	—	(3.0)	—
Total other income tax adjustments attributable to consolidated income	$—	$—	$(3.0)	$—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (6)	—	—	$11.5	$—
Income tax rate change (7)	—	—	—	39.7
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$—	$11.5	$39.7
Net income, excluding tax adjustments and other items (non-GAAP)	$39.9	$40.1	$162.7	$125.2

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Diluted earnings per share (GAAP)	$0.81	$1.11	$2.99	$2.28
Adjustments attributable to consolidated income, net of taxes:
Rail Russia impairment at Rail International (1)	0.30	—	0.30	—
Specialized Gas Vessels impairment at Portfolio Management (2)	—	—	0.88	—
Environmental remediation costs (3)	—	—	0.12	—
Debt extinguishment costs (4)	—	—	—	0.09
Other income tax adjustments attributable to consolidated income:
Income tax rate change (5)	—	—	(0.08)	—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (6)	—	—	0.32	—
Income tax rate change (7)	—	—	—	1.10
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) *	$1.12	$1.11	$4.53	$3.48
_______
*    Sum of individual components may not be additive due to rounding.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended September 30 (in millions):

	2022	2021
Net income (GAAP)	$168.5	$99.9

Adjustments attributable to consolidated pre-tax income:
Rail Russia impairment at Rail International (1)	10.8	—
Specialized Gas Vessels impairment at Portfolio Management (2)	31.5	—
Environmental remediation costs (3)	5.9	—
Net insurance proceeds (8)	(5.3)	—
Debt extinguishment costs (4)	—	4.5
Total adjustments attributable to pre-tax income	$42.9	$4.5
Income taxes thereon, based on applicable effective tax rate	$(0.2)	$(1.1)

Other income tax adjustments attributable to income:
Income tax rate change (5)	(3.0)	—
Total other income tax adjustments attributable to consolidated income	$(3.0)	$—

Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (6)	11.5	—
Income tax rate changes (7)	—	39.7
Total adjustments attributable to affiliates' earnings, net of taxes	$11.5	$39.7
Net income, excluding tax adjustments and other items (non-GAAP)	$219.7	$143.0
_______
(1)    In the third quarter of 2022, we made the decision to exit our rail business in Russia. As a result, we recorded losses associated with the impairment of the net assets.
(2)    In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. As a result, we recorded losses associated with the impairments of these assets.
(3)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(4)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(5)    Deferred income tax adjustment due to an enacted corporate income tax rate reduction in Austria in 2022.
(6)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(7)    Deferred income tax adjustment due to an enacted corporate income tax rate increase in the United Kingdom in 2021.
(8)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.

	2022	2021
Return on Equity (GAAP)	8.6%	5.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.5%	8.8%
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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our rail operations in Russia consist of a fleet of 380 railcars on lease to three customers managed by three employees. Although our limited railcar leasing business in Russia has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which the conflict and related sanctions and other measures may impact our business. During the third quarter of 2022, as a result of our decision to exit Russia, the net assets have been classified as held for sale and an impairment loss was recognized. The Russian government recently promulgated regulations that will require review and approval by a governmental commission of the terms of any sale transaction that we may enter into. Given the evolving nature of such governmental action, we may not be able to receive the fully negotiated value for our Russian business and a further impairment charge may be required.

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

Other than as described in this item and a prior update to this risk factor in our 10-Q for the quarterly period ended March 31, 2022, there have been no material changes in our risk factors since December 31, 2021. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. As of September 30, 2022, $89.6 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the third quarter of 2022:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2022 - July 30, 2022	53,852	$92.63	53,852	$89.6
Total	53,852	$92.63	53,852

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
10.1
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated September 30, 2022. (Note: Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K).

101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: October 28, 2022