Form 10-K
period 2022-12-31
GATX CORP
filed 2023-02-16
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3.3 billion as of June 30, 2022.

There were 35.3 million common shares outstanding at January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 17, 2023	PART III

GATX CORPORATION
2022 FORM 10-K

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•the impact of the ongoing military action between Russia and Ukraine, including sanctions and countermeasures, on domestic and global economic and geopolitical conditions in general, including supply chain challenges and disruptions
•the duration and effects of the global COVID-19 pandemic and measures taken in response, including adverse impacts on our operations, commercial activity, supply chain, the demand for our transportation assets, the value of our assets, our liquidity, and macroeconomic conditions
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦weak macroeconomic conditions or increased interest rates
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading" or labor strikes or shortages
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including reduced demand for air travel, geographic exposure and customer concentrations
◦other operational or commercial needs or decisions of our customers
◦customers' desire to buy, rather than lease, our transportation assets
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income

•inability to successfully consummate and manage ongoing acquisition and divestiture activities
•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and the risks that certain factors that adversely affect Rolls-Royce could have an adverse effect on our businesses
•fluctuations in foreign exchange rates
•prolonged inflation or deflation
•inability to attract, retain, and motivate qualified personnel, including key management personnel
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•asset impairment charges we may be required to recognize
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•competitive factors in our primary markets, including competitors with significantly lower costs of capital
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties or trade barriers affecting our activities in the countries where we do business
•changes in, or failure to comply with, laws, rules, and regulations
•U.S. and global political conditions
•inability to obtain cost-effective insurance
•environmental liabilities and remediation costs
•potential obsolescence of our assets
•inadequate allowances to cover credit losses in our portfolio
•operational, functional and regulatory risks associated with climate change, severe weather events and natural disasters, and other environmental, social and governance matters
•inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we," "us," "our," and similar terms), a New York corporation founded in 1898, is a leading global railcar lessor, owning fleets in North America, Europe, and India. In addition, including our joint venture with Rolls-Royce plc, we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Historically, we also reported financial results for American Steamship Company ("ASC") as a fourth segment. On May 14, 2020, we completed the sale of our ASC business to Rand Logistics, Inc. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" in Part II, Item 8 of this Form 10-K for additional information. On December 29, 2020, GATX acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of the largest tank container lessors in the world. Financial results for this business is reported in the Other segment. See "Note 4. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

At December 31, 2022, we had total assets of $10.1 billion, composed largely of railcars.

OPERATIONS

GATX RAIL BUSINESS OVERVIEW

Our wholly owned fleet of approximately 144,000 railcars is one of the largest railcar lease fleets in the world. We lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe, freight cars in India, and until January 31, 2023, tank cars and freight cars in Russia. The following table sets forth our worldwide rail fleet data as of December 31, 2022:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	61,856	47,761	109,617	288	109,905	544
Rail International	22,754	11,503	34,257	7	34,264	—
Total	84,610	59,264	143,874	295	144,169	544

Our rail customers primarily operate in the petroleum, chemical, transportation, and food/agriculture industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship nearly 600 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

	General-Service Tank Cars	High-Pressure Tank Cars	Specialty Tank Cars	Specialty/Pneumatic Covered Hoppers	Gravity Covered Hoppers	Open-Top Cars	Boxcars	Flatcars/Intermodal Railcars
Principal Industries Served	Petroleum/Bio-fuels	Petroleum	Chemical	Plastics	Agriculture	Energy	Food	Automotive
	Chemical	Chemical	Petroleum	Food	Energy	Steel	Consumer Goods	Manufactured Goods
	Food		Mining	Industrial	Industrial	Construction	Forest Products	Consumer Goods
	Agriculture				Construction	Forest Products	Packaging	Energy
	Construction						Construction	Steel

Principal Commodities	Petroleum Products	Liquefied Petroleum Gas Products	Sulfuric Acid	Plastics	Fertilizer	Coal	Packaged Food and Beverages	Vehicles
	Fertilizer Products	Propylene	Molten Sulfur	Flour	Grain	Metals and Related	Paper and Packaging	Packaged Goods
	Ethanol/ Bio-fuels	Vinyl Chloride Monomer	Hydrochloric Acid	Sugar	Sand	Aggregates	Lumber and Building Products	Lumber
	Edible Oils and Syrups	Miscellaneous Chemicals	Caustic Soda	Starch	Cement, Granules	Coke	Mixed Freight	Steel Products
	Chemicals		Phosphoric Acid	Carbon Black	Soda Ash	Waste		Mixed Freight

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated economic useful lives of 27 to 45 years and an average age of approximately 18 years. Rail North America has a large and diverse customer base, serving approximately 860 customers. In 2022, no single customer accounted for more than 4% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 22% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar type, lease structure, and market conditions. The average remaining lease term of the North American fleet was approximately 35 months as of December 31, 2022. Rail North America’s primary competitors in railcar leasing are Union Tank Car Company, Wells Fargo Rail, CIT Rail, and Trinity Industries Leasing Company. Rail North America competes primarily on the basis of availability of railcars, maintenance capabilities, lease rate, lease structures, customer relationships, and engineering expertise.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, Inc., The Greenbrier Companies, Inc. (“Greenbrier”) and its subsidiaries, National Steel Car Ltd., and FreightCar America, Inc. We also acquire railcars in the secondary market.

On September 30, 2022, we entered into a new long-term railcar supply agreement with Trinity to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2022, 682 railcars have been ordered pursuant to the terms of the agreement, none of which have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At December 31, 2022, 4,454 railcars have been ordered pursuant to the amended terms of the agreement, of which 3,572 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of Greenbrier on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of December 31, 2022, 7,650 railcars have been ordered, of which 5,795 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by early 2024.

Rail North America also owns a fleet of locomotives, consisting of 501 four-axle and 43 six-axle locomotives as of December 31, 2022. Locomotive customers are primarily regional and short-line railroads and industrial users. Lease terms vary from month-to-month to ten years. As of December 31, 2022, the average remaining lease term of the locomotive fleet was approximately 32 months. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Rail, and Progress Rail Services Corporation. Competitive factors in the market include availability of locomotives, lease rates, customer service, and maintenance.

Rail North America also sells existing railcars and the associated leases, and these remarketing activities may generate gains which could contribute significantly to Rail North America’s segment profit.

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

At December 31, 2022, Rail North America’s maintenance network consisted of:

•Six major maintenance facilities that can complete nearly all types of maintenance services.
•Two smaller maintenance facilities with more limited capabilities.
•One customer-dedicated site operating within a customer facility that offers services tailored to the needs of our customer's fleet.
•Two locations (one servicing railcars and one servicing locomotives) with mobile units that travel to field locations to provide services tailored to the needs of our customers' fleets.
The maintenance network is supplemented by a number of preferred third-party maintenance providers and railroads. In 2022, third-party maintenance network expenses accounted for approximately 18% of Rail North America’s total maintenance network expenses, excluding repairs performed by the railroads. In 2022, wholly owned and third-party maintenance facilities performed approximately 30,900 service events, including multiple independent service events for the same car.
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

Affiliates

GATX is a co-founder of, and owns a 13.8% share in, the RailPulse LLC ("RailPulse") joint venture. GATX’s partners include Norfolk Southern Railway Company, Genesee & Wyoming Inc., Trinity Industries, Inc., Watco Companies, LLC, Union Pacific Railroad Company, Railroad Development Corporation, and Greenbrier Leasing, LLC. The RailPulse joint venture was formed to create an industry-wide telematics platform to enable the use of telematics devices to gather data and enhance rail safety and the value proposition for rail shippers across North America. As of December 31, 2022, RailPulse launched its demonstration pilot and has publicly stated its intention to enter regular service in 2023. The financial results of RailPulse are not currently material to GATX.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and until January 31, 2023, Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. These railcars have estimated useful lives of 35 to 40 years and an average age of approximately 17 years. GRE has a diverse customer base with approximately 260 customers. In 2022, one customer accounted for approximately 12% of GRE's total lease revenue and the top ten customers combined accounted for approximately 48% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2022, the average remaining lease term of the European fleet was approximately 24 months. GRE's primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Wascosa AG, and Touax. GRE competes principally on the basis of availability of railcars, customer relationships, lease rate, and maintenance expertise.

GRE acquires new railcars primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Duro Dakovic, On Rail, and Tatravagonka a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles tank cars each year. As of December 31, 2022, GRE had commitments to acquire from third parties, primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail, Duro Dakovic and Tatravagonka a.s., 1,489 newly manufactured railcars to be delivered in 2023.

As of December 31, 2022, Rail India owned 5,872 railcars with estimated useful lives of 15 to 25 years. Rail India's leases are net leases and have terms generally ranging from four to fourteen years. As of December 31, 2022, the average remaining lease term of the Indian fleet was approximately 59 months. Rail India has a small customer base with thirteen customers in the automotive, container, steel, cement, and bulk commodities transport sector, as well as one customer in the public sector. As of December 31, 2022, Rail India had entered into contracts to acquire 2,197 railcars to be delivered in 2023, the majority of which have committed leases in place with customers.

In 2022, after a thorough strategic review, we decided to exit Rail Russia. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. See "Rail International" in Part II, Item 7 of this Form 10-K for more detail. As of December 31, 2022, Rail Russia owned 380 railcars with useful lives of 22 to 32 years. On January 31, 2023, we completed the sale of Rail Russia. See "Note 26. Subsequent Events" in Part II, Item 8 of this Form 10-K.

Maintenance

GRE operates a maintenance facility in Ostróda, Poland that assembles railcars for GRE's fleet and performs significant repairs, regulatory compliance, and modernization work for our owned railcars. This facility is supplemented by an extensive network of third-party repair facilities. The third-party facilities accounted for approximately 69% of GRE's fleet repair costs in 2022.

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

In Russia, all railcar maintenance was performed by third-party repair facilities either owned or authorized by Russian Railways, in accordance with regulatory requirements.

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines and GATX Engine Leasing ("GEL"), our wholly owned aircraft spare engine leasing business.

Affiliates

The Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”) are a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: leasing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and leasing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2022, the RRPF affiliates, in aggregate, owned 398 engines, of which 199 were on lease to Rolls-Royce. Aircraft engines have an estimated economic useful life of 20 to 25 years. As of December 31, 2022, the average age of these engines was approximately 12 years. Lease terms vary, but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

Owned Assets

GEL is our wholly owned entity that invests directly in aircraft spare engines. In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including four engines for $120 million from the RRPF affiliates. As of December 31, 2022, these engines are on long-term leases with airline customers and have lease terms that generally range from 9 to 11 years. In 2022, GEL acquired five aircraft spare engines for approximately $150 million, which are employed in an engine capacity agreement with Rolls-Royce for use in their engine maintenance programs. The RRPF affiliates manage all leases of GEL's aircraft spare engines. These aircraft spare engines have an estimated economic useful life of 20 to 25 years. As of December 31, 2022, the average age of these engines was approximately 3 years.

Portfolio Management also has marine assets (the "Specialized Gas Vessels") that are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas and ethylene, primarily on short-term spot contracts and medium-term charters and contracts of affreightment for major oil and chemical customers worldwide. In 2022, we made the decision to sell the Specialized Gas Vessels. We believe selling these vessels will better align our strategic focus. As a result of this decision, we classified the Specialized Gas Vessels as held for sale. GATX sold two of the vessels in 2022, and the three remaining vessels continue to be classified as held for sale as of December 31, 2022. See "Portfolio Management" in Part II, Item 7 of this Form 10-K for more detail.

OTHER

On December 29, 2020, we acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of the largest tank container lessors in the world, headquartered in Dordrecht, Netherlands. As of December 31, 2022, Trifleet owned and managed a fleet of approximately 22,000 tank containers, leased to a diverse base of approximately 300 customers in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, and tank container operators. These tank containers have estimated useful lives of 15 to 25 years and an average age of approximately 7 years. Trifleet's lease terms generally range from one to five years and as of December 31, 2022, the average remaining lease term was approximately 26 months. Trifleet manages tank containers on behalf of a limited number of third-party container investors under long-term agreements. Under these agreements, Trifleet earns fees for managing these investor-owned fleets, and provides various services, including the sourcing of new containers and customers, leasing and remarketing of tank containers, and arranging inspection and maintenance services. Trifleet's primary competitors are Eurotainer, Exsif, Seaco, and CS Leasing.

Trifleet acquires new tank containers primarily from China International Marine Containers (Group) Ltd. ("CIMC"), Welfit Oddy, Jingjiang Asian-Pacific Logistics Equipment Co., Ltd., and Nantong Tank Container Co., Ltd. ("NT Tank"). As of December 31, 2022, Trifleet had commitments to acquire from third-parties, primarily from CIMC and NT Tank, 610 newly manufactured tank containers to be delivered in 2023.

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

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information.

HUMAN CAPITAL

The strength of our workforce is a significant contributor to our success. To facilitate talent attraction and retention, we endeavor to make GATX a diverse, inclusive, and safe workplace with opportunities for our employees to grow and develop in their careers. This is supported by fair compensation, a range of benefits, health and wellness offerings, and programs that build connections between our employees and their communities.

Employees and Employee Relations

As of December 31, 2022, we employed 1,904 persons globally, of whom approximately 34% were union workers covered by collective bargaining agreements. The hourly employees at our U.S. service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information about our employees and concentration of labor force.

Diversity and Inclusion

GATX is committed to fostering a diverse and inclusive environment where employees feel valued and welcomed to be their best personally and professionally. In recent years, GATX has committed to strengthening its culture of diversity and inclusion through a variety of projects and processes, including:

•a hiring initiative, which encourages diverse hires and aims to mitigate unconscious bias;
•diverse candidate slates for management and management-feeder positions;
•interviewer slates designed to have diverse voices involved in the selection process;
•a consistent methodology for evaluating candidates to maintain focus on job-related criteria;
•hiring, promoting, and developing diverse talent in order to increase representation in leadership positions;
•conducting an annual compensation analysis that seeks to ensure pay equity across gender, race, and ethnicity for professional, managerial, and executive level positions;
•administration of a periodic employee engagement survey, including specific questions geared toward diversity and inclusion;
•a Day of Understanding for employees in North America that includes workshops, panels, and speakers on diversity and inclusion;
•targeted diversity and inclusion training for leaders and salaried employees; and
•employee resource groups dedicated to enhancing our diverse and inclusive culture, including resource groups supporting women, racially and ethnically diverse employees, and the LGBTQ+ community.

GATX's diversity and inclusion efforts are led by the Head of Diversity, Equity, and Inclusion ("DEI"), who reports directly to GATX’s Chief Human Resources Officer and provides periodic updates to GATX’s Board of Directors.

Talent Development and Retention

We champion learning and career growth for our employees, as we believe the talent and efforts of our employees drive the success of our business. We believe the long tenure of many GATX employees is an attestation to the organization's culture and career opportunities. With training for emerging leaders and new operations leaders as well as a wide array of e-learning options, employees are supported with a multi-pronged approach to learning. Managers receive training on topics such as managing in a hybrid work environment, performance management, and goal-setting. Maintenance staff have access to certification programs that enable their career progression, and career success profiles provide transparency into what it takes to be successful at GATX as an individual contributor and also as a leader. Our talent development programs are designed to broaden representation in leadership pipelines while also providing employees with the resources they need to help achieve their career goals, build management skills, and lead their organizations.

Compensation and Benefits

GATX provides comprehensive compensation and benefits programs to support our employees’ overall well-being. In addition to offering competitive salaries, GATX provides employees with annual bonuses, stock awards, a matched 401(k) plan, comprehensive health insurance, prescription drug coverage, health savings accounts, and paid time off. Our retirement program includes pension plans, a health reimbursement account, and pre-65 medical plan for employees retiring from the company. Other benefits include life, disability, and accident insurance; paid parental leave; identity theft coverage; flexible time off; adoption assistance; tuition reimbursement; and telecommuting flexibility.

Safety

GATX strives to maintain the highest levels of safety by fostering a culture that makes safety a top priority. GATX utilizes a continuous improvement methodology to identify safety risks and hazards and drive improvement initiatives.

We continue to ensure that our railcar maintenance facility employees and inspectors, who are essential workers in the rail industry, can safely perform their jobs every day.

GATX continues to be recognized as a Responsible Care Partner by the American Chemistry Council and the Chemical Industry Association of Canada ("CIAC") and is an active participant in the Transportation Community Awareness and Emergency Response initiative, a national outreach effort assisting communities to prepare for and respond to possible hazardous materials transportation incidents. Additionally, GATX offers training on the proper use of our equipment and on regulations that impact our business. We hold training events at customer locations across North America through the use of our TankTrainer™ mobile classroom. Since the program's inception in 1993, we have trained more than 22,000 customers and emergency responders.

Community Commitment

We believe that building connections between our employees and their communities creates a more meaningful, fulfilling, and enjoyable workplace. GATX has a long history of supporting causes in communities where our employees live and work, establishing a company culture that values strong corporate citizenship. Every year, our local offices across the globe organize and encourage employees to volunteer and give back through programs that focus on addressing the needs of underserved populations and building vibrant communities. Highlights from 2022 included:

•In Chicago, Illinois, employees participated in a service day with Big Shoulders Fund, which provides support to inner-city schools, to clean, beautify, and prepare schools for the new school year. Further, GATX employees mentor students year-round and comprise the largest single group of mentors to the organization.
•Through the ‘You Care—We Care’ initiative, employees across Europe donated blood; cleaned streets, parks and forests; and participated in sports activities to promote physical and mental health. For every hour employees spent giving back, GATX Rail Europe made a financial contribution to Polska Akcja Humanitarna, a humanitarian organization in Poland.
•In Red Deer, Alberta, employees volunteered at the annual Red Deer River Cleanup, which promotes the protection, preservation, and sustainability of the area's waterways. The team spent the afternoon picking up litter from the Red Deer River shoreline and surrounding area, and GATX donated latex gloves, vests, hand sanitizers, and funds to the effort.
•GATX employees in Waycross, Georgia collected, packed, and distributed food to three families in the community to enjoy on Thanksgiving.
•In Chicago, Illinois, Galena Park, Texas, and Hearne, Texas, employees helped create life-changing wishes in partnership with their local Make-A-Wish chapters. Further, over the last 25 years, GATX and its employees have donated more than $5 million to Make-A-Wish Illinois through corporate contributions and employee giving and fundraising.

SUSTAINABILITY

We are committed to growing our business in a sustainable and socially responsible manner, and we demonstrate our commitment through our programs and initiatives. Our Environmental, Social and Governance ("ESG") Committee, a multi-functional team, meets periodically to develop, assess, and prioritize ESG topics that are important to our business and our stakeholders and to continually improve both the measurement and transparency of our ESG disclosures and practices. The Governance Committee of GATX’s Board of Directors has primary oversight responsibility for our ongoing and developing ESG efforts. We maintain a Sustainability page on our website (www.gatx.com) to highlight our environmental and social responsibility accomplishments and provide key performance data to our stakeholders. Beginning in 2021, GATX has issued an annual Sustainability Accounting Standards Board ("SASB") report, which can be found on our website, that discloses metrics related to relevant ESG factors. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

ENVIRONMENTAL MATTERS

Our operations, facilities, and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters; air emissions; toxic substances; the generation, handling, storage, transportation, and disposal of waste and hazardous materials; and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties, or other liabilities. Environmental risks and compliance with applicable environmental laws and regulations are inherent in the use of rail and other transportation assets, which can involve transporting chemicals and other hazardous materials.

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup, and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2022, environmental costs were not material to our financial position, results of operations, or cash flows. For further discussion, see "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

We recognize that climate change, including related regulatory action, has the potential to impact our leasing businesses and maintenance operations. GATX continues to internally evaluate and assess business, operational, and strategic risks associated with climate change and reports on key environmental data. In 2022, GATX continued annual publication of Scope 1 and Scope 2 greenhouse gas emissions for all our facilities globally and worked on assessing our full value chain impacts on the environment in an effort to identify opportunities to reduce those impacts.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Robert C. Lyons	President and Chief Executive Officer	2022	59
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	54
Brian L. Glassberg	Executive Vice President, General Counsel and Corporate Secretary	2022	48
M. Kim Nero	Executive Vice President and Chief Human Resources Officer	2021	48
Paul F. Titterton	Executive Vice President and President, Rail North America	2022	47
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	55
Jennifer M. McManus	Senior Vice President, Controller and Chief Accounting Officer	2020	43
Jennifer L. Van Aken	Senior Vice President, Treasurer and Chief Risk Officer	2020	48
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	60
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer, Rail North America	2018	55

•    Mr. Lyons was elected President and Chief Executive Officer effective April 2022. Previously, Mr. Lyons served as Executive Vice President and President, Rail North America from 2018 to April 2022, Executive Vice President and Chief Financial Officer from 2012 to August 2018, Senior Vice President and Chief Financial Officer from 2007 to 2012, Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998.

•    Mr. Ellman was elected Executive Vice President and Chief Financial Officer effective August 2018. Previously, Mr. Ellman served as Executive Vice President and President, Rail North America from 2013 to August 2018, Senior Vice President and Chief Commercial Officer from 2011 to 2013, and Vice President and Chief Commercial Officer from 2006 to 2011. Prior to re-joining GATX in 2006, Mr. Ellman served as Senior Vice President and Chief Risk Officer and Senior Vice President, Asset Management of GE Equipment Services, Railcar Services and held various positions at GATX in the GATX Rail Finance Group.

•    Mr. Glassberg was elected Executive Vice President, General Counsel and Corporate Secretary effective December 2022. Previously Mr. Glassberg served as Deputy General Counsel and has served in various leadership roles within the law department since joining GATX in October 2011. Prior to joining GATX, Mr. Glassberg was an associate in the corporate department of the Washington, DC and Chicago, IL offices of Latham & Watkins, LLP.

•    Ms. Nero was elected Executive Vice President and Chief Human Resources Officer effective May 2021. Prior to joining GATX, Ms. Nero served as Vice President, Human Resources at Ferrara Candy Company. Prior to that, she held positions in sales and then went on to lead global human resources functions in the financial, pharmaceutical, consumer packaged goods, and manufacturing industries at Discover, EVRAZ, Eli Lilly, and SC Johnson Wax.

•Mr. Titterton was elected Executive Vice President and President, Rail North America effective April 2022. Previously, Mr. Titterton served as Senior Vice President and Chief Operating Officer, Rail North America from 2018 to April 2022, Senior Vice President and Chief Commercial Officer, Rail North America from 2015 to 2018, Vice President and Chief Commercial Officer from 2013 to 2015, Vice President and Group Executive, Fleet Management, Marketing and Government Affairs from 2011 to 2013, Vice President and Executive Director, Fleet Management from 2008 to 2011, and in a variety of positions of increasing responsibility since joining the company in 1997.

•    Mr. Adedoyin was elected Senior Vice President and Chief Information Officer effective January 2016. Previously, Mr. Adedoyin served as Vice President and Chief Information Officer from 2013 to January 2016 and Senior Director, IT Strategy and Project Management Office from 2008 to 2013.

•Ms. McManus was elected Senior Vice President, Controller and Chief Accounting Officer effective January 2020. Previously Ms. McManus served as Senior Director, Investor Relations and Accounting Research, Policy & Planning since May 2017 and Director, Accounting Research, Policy & Planning from June 2015 to May 2017. Prior to joining GATX, Ms. McManus held various positions of increasing responsibility with Hyatt Hotels Corporation, Tribune Company, and in public accounting.

•Ms. Van Aken was elected Senior Vice President, Treasurer, and Chief Risk Officer effective September 2020. Previously Ms. Van Aken served as Vice President, Financial Planning & Analysis from 2019 to 2020, Senior Director, Financial Planning & Analysis from 2018 to 2019, Assistant Treasurer, Corporate Finance from 2016 to 2018, Director, Investment Risk Management from 2015 to 2016, Director, Investor Relations from 2010 to 2015, Director, Corporate Finance from 2009 to 2010, and Manager, Corporate Finance from 2006 to 2009. Prior to joining GATX, Ms. Van Aken held a number of positions of increasing responsibility in the financial services industry.

•Mr. Young was elected Senior Vice President and Chief Tax Officer effective August 2018. Previously, Mr. Young served as Vice President and Chief Tax Officer from 2015 to August 2018, Vice President of Tax from 2007 to 2015, and as Director of Tax from 2003 to 2007. Prior to joining GATX, Mr. Young spent twenty years in a variety of tax related positions of increasing responsibility in public accounting and the financial services industry.

•Mr. Zmudka was elected Senior Vice President and Chief Commercial Officer, Rail North America effective August 2018. Previously, Mr. Zmudka served as Vice President and Group Executive, North American Sales & Marketing from 2010 to August 2018, Vice President and Executive Director, Strategic Sales from 2007 to 2010, and Vice President, National Accounts from 2006 to 2007. Mr. Zmudka joined GATX in 1989 and worked in various sales and fleet portfolio roles before being promoted to Vice President, Regional Sales in 2001.

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

On February 24, 2022, Russian military forces launched a military action in Ukraine. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict has already led to significant market and other disruptions, including a dramatic increase in energy prices across Europe, extreme volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain challenges and disruptions, slower new railcar deliveries, limited access to key components, increased labor costs, inflationary pressures, political and social instability, as well as an increase in cyberattacks and espionage, any of which could adversely impact our business, financial condition and results of operations. These disruptions have been more impactful in Europe and India.

As a result of the conflict in Ukraine, the United States, the European Union, the United Kingdom and other countries have implemented, and may implement additional, sanctions, export controls and other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in their respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

As of December 31, 2022, our rail operations in Russia consisted of a fleet of 380 railcars managed by three employees. In 2022, as a result of our decision to exit Russia, the net assets of this limited railcar leasing business were classified as held for sale and an impairment loss was recognized. On January 31, 2023, we completed the sale of our Russian business and therefore no longer have any operations in Russia. See "Note 26. Subsequent Events" in Part II, Item 8 of this Form 10-K.

In the first quarter of 2022, our spare aircraft engine leasing joint ventures with Rolls-Royce plc (“RRPF”) recognized an impairment charge on three engines leased to a Russian airline customer. If the conflict between Russia and Ukraine has a longer-term impact on international air travel, or adversely impacts aircraft spare engine leasing, it is possible that the value of other engines in the RRPF or GATX Engine Leasing Ltd. portfolios may be negatively affected and additional asset impairments may be required, the magnitude of which is unknown.

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

Any of the above-mentioned factors could adversely affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described elsewhere in this report.

The global COVID-19 pandemic and measures taken in response to the pandemic may continue to have an adverse impact on our operations, commercial activity, asset values, financial position or liquidity in the future.

The ongoing COVID-19 pandemic (including the emergence of new variants) continues to cause disruptions in global supply chains, and recent changes in the Chinese government’s approach to the pandemic may result in greater disruptions and potentially a slowdown of economic activity. Our foreign operations source certain railcar components and tank containers from China, and a delay in obtaining, or an inability to obtain, such components could adversely impact those operations and our financial performance. In addition, the pandemic caused a dramatic reduction in air travel, which reduced demand for the aircraft spare engines that we and our RRPF affiliates lease, and it is unclear when global air travel will return to pre-pandemic levels. A slow recovery in the market for air travel, particularly the long-haul routes that often utilize wide-body aircraft equipped with the spare engine models that we and our RRPF affiliates predominantly lease, could have an adverse effect on our business, financial condition and results of operations.

The duration of, and the situation surrounding, the COVID-19 pandemic and its economic consequences remain uncertain, and the pandemic’s continuing impact on our costs, operations, financial performance, and liquidity, as well as its impact on our ability to successfully execute our business strategy, is difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: actions taken by others in response to the pandemic; impacts on global and regional economies, travel, and economic activity; inflationary pressures; economic uncertainty and volatility in financial markets; and global supply chain disruptions. As a result, we expect

COVID-19 may continue to negatively impact our operating results in future periods, including by increasing many of the risks described elsewhere in this report. However, we are currently unable to provide any assurance as to the likelihood, magnitude, and duration of any such impact.

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

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. In order to obtain committed access to a supply of newly built railcars on competitive terms, we regularly enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. Some of these agreements may provide for flexibility in the pricing, timing, and quantity of our purchasing commitments, while other agreements may provide no such flexibility. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars at reasonable rates, or at all. Furthermore, we may be required to take delivery of railcars at points when our financing costs may be high. These factors could negatively affect our revenues and profitability. In addition, if tariffs, labor interruptions or shortages, trade disputes, commodity prices, geopolitical tensions, inflation, supply chain disruptions, or other factors lead to higher prices for steel or other raw materials used to manufacture railcars, we may be required to pay higher prices to purchase new railcars, which could adversely affect our ability to profitably lease those railcars to customers.

Soft market conditions and declines in asset values may reduce opportunities for us to generate remarketing income.

We utilize our extensive knowledge and experience to remarket transportation assets in order to optimize the composition of our fleets, and these activities generate income that contributes significantly to segment profit. Reduced demand for our assets could reduce opportunities for us to generate remarketing income. A significant or prolonged decline in the secondary market for our assets could adversely affect our financial performance.

We may not be able to successfully consummate and manage ongoing acquisition and divestiture activities, which could have an adverse impact on our financial statements.

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These acquisitions and divestitures may present financial, managerial, and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and costs, assumption of liabilities and indemnities, increased compliance risks, and potential disputes with the buyers or sellers or third parties. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses, which may reduce our profitability. If we are unable to consummate such transactions, we will not receive the expected benefits, and alternative favorable opportunities to invest or divest may not be available to us. If we cannot successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, or are unable to complete a divestiture, our financial results could be adversely affected.

We rely on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and certain factors that adversely affect Rolls-Royce could have an adverse effect on those businesses.

GATX and Rolls-Royce plc. (“Rolls-Royce”) each own 50% of domestic and foreign joint venture entities (collectively, the “RRPF affiliates” or “RRPF”) that own and lease aircraft spare engines to Rolls-Royce and owners and operators of commercial aircraft. In addition, GATX directly invests in Rolls-Royce aircraft spare engines through its wholly owned subsidiary, GATX Engine Leasing Ltd. (“GEL”), and places some of these engines on long-term leases with airline operators, with an RRPF entity serving as the asset manager. For other engines, GEL also provides Rolls-Royce with access to aircraft spare engine capacity to support Rolls-Royce’s engine maintenance program for its customers. Rolls-Royce is therefore a major customer of the RRPF affiliates and of GEL, as well as a critical supplier of aircraft spare engines and commercial, technical, and maintenance services to GATX and the RRPF affiliates. While global air travel has improved in recent quarters, Rolls-Royce and RRPF are facing and may continue to face significant adverse financial and operational issues due to the ongoing adverse impact of COVID-19 and the uncertainty surrounding the Russia/Ukraine conflict. A deterioration in (1) the performance of services provided by Rolls-Royce or RRPF, or (2) the durability and reliability of Rolls-Royce engines, or (3) the financial condition, creditworthiness or liquidity of Rolls-Royce or RRPF could negatively impact GATX’s financial performance or, in the case of GEL, its operational performance.

We operate in a challenging market for talent, and our failure to attract, retain and motivate qualified personnel, including key management personnel, could adversely impact our ability to execute our strategy.

Our success depends on the strength of our workforce (many of whom are longstanding GATX employees) and therefore on our ability to attract, develop, engage and retain employee talent, including successors to members of senior management. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices and the effectiveness of our compensation programs. The market for both hourly and professional employees has been, and remains, very competitive. Difficulties in recruiting and motivating qualified personnel; the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base; or our inability to successfully transition key roles could hinder our ability to execute our strategy and adversely impact our business and results of operations.

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
•Sudden changes in foreign currency exchange controls
•Inflation or deflation
•Discriminatory or conflicting fiscal policies
•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions
•Supply chain disruptions
•Inability to access railcar, tank container or component supply
•Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries
•Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base
•Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business, or retaliatory sanctions by such countries on U.S. companies
•Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, regulations, and similar restrictions on our operations outside the United States
•Unforeseen developments and conditions, including terrorism, war, epidemics, and international tensions and conflicts.

Information Technology Risks

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our information technology (“IT”) infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

Threats to IT systems associated with cybersecurity risks and cyber incidents or attacks have continued to increase in recent years in their frequency and levels of sophistication and intensity by sophisticated and organized groups and individuals with a wide range of motives and expertise. We rely on our IT infrastructure to process, transmit, and store electronic information that is used in all aspects of our business operations, including employee and customer information. The implementation of remote and hybrid work options for employees has led to a substantial increase in remote access to our networks and systems. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. We are subject to attempted cyber intrusions, hacks and ransom attacks, and we have had and continue to experience events of this nature and expect them to continue. While we have invested in the protection of our data and IT infrastructure, the steps we have taken to mitigate these risks may not be effective to prevent breaches of our IT infrastructure, some of which is managed by third parties, and we may be more vulnerable to a successful cyber-attack or information security incident from our workforce working remotely. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information and subject us to potential lawsuits or other material legal liabilities or reputational damage. These disruptions could adversely affect our operations, financial position, and results of operations. While we maintain insurance to mitigate our exposure to these risks, our insurance policies, which carry retention and coverage limits, may not be adequate to reimburse us for losses caused by security breaches or other cybersecurity events, and we may not be able to collect fully, if at all, under these insurance policies.

We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection and data security. Many states as well as foreign governments have passed or proposed laws and regulations dealing with the collection and use of personal information obtained from their data subjects, including but not limited to the E.U.’s General Data Protection Regulation and the California Privacy Rights Act, and we could incur substantial penalties or litigation or reputational damage related to violations of such laws and regulations.

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

In addition, proposed SEC rules and other foreign regulations may require us to collect and disclose additional information relating to certain aspects of our operations, such as environmental and climate impacts and cybersecurity events. Adoption of any such rules or regulations could require us to design and implement additional internal and disclosure controls. If the cost of such controls is significant, it could adversely affect our financial condition and result of operations. Moreover, failure of such controls to provide accurate and complete information could result in violation of such rules or regulations, which could have a material effect on our financial position, results of operations, cash flows, and reputation.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes, which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. Additionally, we could incur substantial costs, including cleanup costs, fines, and costs arising out of third-party claims for property or natural resource damage and personal injury as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased asset may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from such asset without regard to the owner’s fault. Governments or regulators may change the legislative or regulatory frameworks within which we operate, including environmental laws and regulations, without providing us any recourse to address any adverse effects such changes may have on our business. Due to the regulatory complexities, risk of unidentified contaminants on our properties, and the potential liability for our operations as well as those of our lessees, it is possible environmental and remediation costs may be materially greater than the costs we have estimated.

We may be affected by climate change or market or regulatory responses to climate change.

There is increasing global regulatory focus on climate change and greenhouse gas (“GHG”) emissions. Climate change may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. Severe weather, climate change, and natural disasters, such as tornadoes, flooding, fires and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. We are subject to the risks associated with natural disasters and the physical effects of climate change, which may increase in frequency and severity over time and may have a material adverse effect on our assets, operations and business.

In addition, changes in laws, rules, and regulations, or actions by authorities or other third parties to address GHG and climate change could negatively impact our customers and business. For example, restrictions on GHG emissions could significantly increase costs for our customers whose production processes require significant amounts of energy, which could reduce demand for the lease of our assets, while rail and other transportation assets in our fleet that are used to carry fossil fuels, such as coal and petroleum, or that directly or indirectly require fossil fuel consumption for operation of the assets could see reduced demand or be rendered obsolete depending on the extent to which government regulations mandate a reduction in fossil fuel consumption or customer preferences change. New government regulations could also increase our operating costs and compliance with those regulations could be costly. For example, the SEC has proposed disclosure requirements that would require companies to disclose a range of climate-related information, which may require us to incur substantial monitoring and compliance costs. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change, could reduce the demand for and value of our assets, and could have an adverse effect on our financial position, results of operations, and cash flows.

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

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Customer demand for our transportation assets and services can be adversely affected by various economic and other factors, including:
•Weak macroeconomic conditions
•Weak market conditions in our customers’ businesses
•Adverse changes in the price of, or demand for, commodities
•Changes in railroad operations, efficiency, pricing and service offerings, including those related to “precision scheduled railroading” or labor strikes or shortages
•Changes in, or disruptions to, supply chains
•Availability of pipelines, trucks, and other alternative modes of transportation
•Changes in conditions affecting the aviation industry, including geographic exposure and customer concentrations
•Other operational or commercial needs or decisions of our customers
•World trade policies

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

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of assets in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive alternatives. In either case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity. In addition, demand for transportation assets used to transport certain commodities, including ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed, or eliminated from time to time, while demand for transportation assets used to transport fossil fuels or that directly or indirectly require consumption of fossil fuels for operation may be affected by government policies and mandates with respect to climate change.

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

Our North American rail asset leasing business is impacted by the operations of the railroads, particularly the largest rail systems known as the “Class I railroads”, most of which are pursuing some form of major operational transformation under the umbrella term of “precision scheduled railroading” or “PSR”. If PSR results in substantial increases in train velocity or decreases in dwell time for rail assets, the resulting excess supply of railcars and/or locomotives may adversely impact the demand for our rail assets. Alternatively, if PSR results in increased pricing and/or reduced service frequency and quality, the value proposition of rail freight for shippers relative to alternative modes of transportation could be reduced. Apart from PSR, other factors such as adverse weather conditions, railroad mergers, labor strikes or shortages, poor service to shippers, other disruptions to railroad operations, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. Each of these cases could reduce demand for our rail assets and decreased fleet utilization due to modal shift away from rail, all of which could negatively impact revenue and our results of operations.

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

Economic and Credit Risks

Fluctuations in foreign exchange rates could negatively impact our results of operations.

Upon consolidation, we translate the financial results of certain subsidiaries from their local currency to the U.S. dollar, which exposes us to foreign exchange rate fluctuations. As exchange rates vary, the translated operating results of foreign subsidiaries may differ materially from period to period. We also have gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can affect the demand and price for services we provide both domestically and internationally, and could negatively impact our results of operations. We may seek to limit our exposure to foreign exchange rate risk with currency derivatives, which may or may not be effective. A material and unexpected change in foreign exchange rates could negatively affect our financial performance.

Deterioration of conditions in the global capital markets, or negative changes in our credit ratings or increased interest rates may limit our ability to obtain financing and may increase our borrowing costs.

We rely largely on banks and the capital markets to fund our operations and contractual commitments. Typical funding sources include commercial paper, bank term loans, public debt issuances, and a variety of other secured and unsecured financing structures. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, Inc., or increased interest rates could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. Financial and market dynamics and volatility may heighten these risks. If we are unable to obtain financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

Inflation or deflation could have an unanticipated adverse impact on our financial results.

The timing and duration of the effects of inflation are unpredictable and depend on market conditions, the magnitude of the inflation and other economic factors. While inflation in lease rates as well as inflation in residual values for rail and other transportation assets may benefit our financial results, prolonged inflation could result in reduced demand for our transportation assets. Moreover, any benefits may be offset by increases in the costs for goods and services we purchase, including salaries and wages, health care costs, supplies, utilities, maintenance and repair services, transportation assets or components thereof, and materials, as well as increased financing costs. Significant increases in our cost of goods and services could adversely impact our financial performance. Conversely, a period of prolonged deflation could negatively impact our lease rate pricing, residual values, and asset remarketing opportunities. These negative impacts of deflation may be offset by decreases to our costs for goods and services, including those listed above.

We could be adversely affected by United States and global political conditions, including acts or threats of terrorism or war.

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks or war, which could lead to the following:

•Legislation or regulatory action directed toward improving the security of transportation assets against acts of terrorism, which could affect the construction or operation of transportation assets and increase costs
•A decrease in demand for transportation assets and services
•Lower utilization of transportation equipment
•Lower transportation asset lease and charter rates
•Impairments and loss of transportation assets
•Supply chain disruptions
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

As of the most recent public filings, six shareholders collectively control more than 60% of our outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

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

We review long-lived assets and joint venture investments for impairment annually, or when circumstances indicate the carrying value of an asset or investment may not be recoverable. Among other circumstances, the following may change our estimates of the cash flows we expect our long-lived assets or joint venture investments will generate, which could require us to recognize asset impairment charges:

•A weak economic environment or challenging market conditions
•New laws, rules or regulations affecting our assets or the commodities that they carry, or changes to existing laws, rules or regulations
•Events related to particular customers or asset types or geographic markets
•Asset or portfolio sale decisions by management.

The fair market value of our long-lived assets may differ from the value of those assets reflected in our financial statements.

Our assets primarily consist of long-lived transportation assets such as rail assets, aircraft spare engines and tank containers. The carrying value of these assets on our financial statements may sometimes differ from their fair market value. These valuation differences may be positive or negative and could be material based on market conditions and demand for certain assets.

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

As of December 31, 2022, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Chicago, Illinois	Colton, California	Galena Park, Texas
Burlington, Ontario	Hearne, Texas	Edmonton, Alberta
Calgary, Alberta	Waycross, Georgia
Mexico City, Mexico	Montreal, Quebec
Moose Jaw, Saskatchewan
Red Deer, Alberta

Maintenance Facilities
Plantersville, Texas
Terre Haute, Indiana

Customer Site Locations
Clarkson, Ontario

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Amsterdam, Netherlands	Ostróda, Poland	Płock, Poland
Baar, Switzerland
Düsseldorf, Germany
Hamburg, Germany
Leipzig, Germany
Moscow, Russia*
Delhi, India
Gurgaon, India
Paris, France
Vienna, Austria
Warsaw, Poland

Portfolio Management

Chicago, Illinois

Other

Dordrecht, Netherlands
Houston, Texas
Singapore
Shanghai, China
_________
(*) On January 31, 2023, we completed the sale of Rail Russia.

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

Item 4.  Mine Safety Disclosures

None.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,400 common shareholders of record as of January 31, 2023.

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
No share repurchases were completed during the fourth quarter of 2022. As of December 31, 2022, $89.6 million remained available under the repurchase authorization.
Equity Compensation Plan Information as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	1,461,412 (1)	$95.63 (2)	2,308,729
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	1,461,412		2,308,729
__________
(1) Consists of 1,001,359 non-qualified stock options, 111,870 performance shares, 107,720 restricted stock units and 240,463 phantom stock units.
(2) The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted-average exercise price, see "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2022, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those include companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2017, and that all dividends were reinvested.

Common Stock Performance Graph
GATX, S&P 500, S&P MidCap 400, and Russell 3000
$200
$175
$150
$125
$100
$75
Comparative Returns
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
GATX
S&P 500
S&P MidCap 400
Russell 3000

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
GATX	$100.00	$116.65	$139.68	$144.18	$184.45	$192.14
S&P 500	100.00	95.61	125.70	148.81	191.48	156.77
S&P MidCap 400	100.00	88.90	112.17	127.48	159.01	138.18
Russell 3000	100.00	94.75	124.13	150.05	188.52	152.28

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

In 2022, after a thorough strategic review, we made the decision to exit our rail business in Russia ("Rail Russia"), which is reported within the Rail International segment. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. Therefore, the net assets of Rail Russia were classified as held for sale and an impairment loss of $14.6 million was recognized in 2022. On January 31, 2023, we completed the sale of Rail Russia. See "Note 26. Subsequent Events" in Part II, Item 8 of this Form 10-K.

In 2022, we made the decision to sell our liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. Therefore, the Specialized Gas Vessels were classified as held for sale and impairment losses of $34.3 million were recognized in 2022. We sold two of the vessels in 2022, and the net proceeds received approximated the carrying value of these vessels.

In 2021, we began investing directly in aircraft spare engines through our entity, GATX Engine Leasing Ltd. ("GEL"). In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including four engines for $120 million from Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates" or "RRPF"). In 2022, GEL acquired five aircraft spare engines for approximately $150 million. Financial results for this business are reported in the Portfolio Management segment.

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

On May 14, 2020, we completed the sale of our ASC business. As a result, ASC is reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" Part II, Item 8 of this Form 10-K for additional information. Unless otherwise indicated, the following information relates to continuing operations.

The following discussion and analysis should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” at the end of this item. This discussion does not include the comparison of prior year 2021 to 2020 financial results, which can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Russia/Ukraine Conflict

On February 24, 2022, Russian military forces launched a military action in Ukraine. In response to this action, the United States and other countries imposed various economic sanctions and measures against Russia, Belarus, certain sections of Ukraine, and related persons and entities. Russia subsequently enacted countermeasures. Additional sanctions and countermeasures continued to be imposed throughout 2022 as the conflict continued. We continue to closely monitor developments and potential impacts from enacted sanctions and countermeasures and will take mitigating actions as appropriate. This conflict and resulting response has impacted the global economy, financial markets, and supply chains and could adversely affect our business, financial condition, and results of operations.

To date, the conflict has not had a material impact on business operations at our global railcar, aircraft spare engine, and tank container leasing businesses outside of Russia. Furthermore, the nature of the impact on financial results varies across our business units. Higher steel prices have led to higher new asset costs across our rail and tank container leasing businesses, a trend that supports higher lease rates on many existing assets but makes new investments more challenging. Supply chain disruptions, slower new railcar deliveries, and limited access to key components such as wheelsets have been more impactful in Europe and India. We are monitoring the nature and magnitude of these impacts across our rail and tank container leasing businesses.

We had limited rail operations in Russia, which consisted of 380 railcars on lease to three customers and accounted for approximately 1% of GATX's consolidated net income for the year ended December 31, 2022. In 2022, after a thorough strategic review, we decided to exit Rail Russia. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As a result, the net assets of Rail Russia have been classified as held for sale as of December 31, 2022 and an impairment loss of $14.6 million was recognized in 2022. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for further information. On January 31, 2023, we completed the sale of Rail Russia. See "Note 26. Subsequent Events" in Part II, Item 8 of this Form 10-K.

RRPF financial results have also been affected by the conflict. In 2022, RRPF terminated leases for three aircraft spare engines leased to a Russian airline. The Russian government prohibited these engines from leaving the country; therefore, RRPF recorded an impairment charge associated with these three engines in 2022. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax).

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results relating to continuing operations and discontinued operations for the years ended December 31 (dollars in millions, except per share data):

	2022	2021	2020
Segment Revenues
Rail North America	$908.0	$891.7	$934.1
Rail International	275.3	284.3	258.1
Portfolio Management	53.6	47.7	17.0
Other	36.1	33.7	—
	$1,273.0	$1,257.4	$1,209.2
Segment Profit (Loss)
Rail North America	$321.3	$285.4	$227.6
Rail International	85.9	105.0	83.5
Portfolio Management	14.7	60.8	77.4
Other	(3.9)	(1.3)	4.6
	418.0	449.9	393.1
Less:
Selling, general and administrative expense	195.0	198.3	172.0
Income taxes ($12.3, $55.3 and $33.6 related to affiliates' earnings)	67.1	108.5	70.9
Net Income from Continuing Operations (GAAP)	$155.9	$143.1	$150.2
Discontinued Operations, Net of Taxes
Net loss from discontinued operations, net of taxes	—	—	(2.2)
Gain on sale of discontinued operation, net of taxes	—	—	3.3
Total Discontinued Operations, Net of Taxes (GAAP)	—	—	1.1
Net Income (GAAP)	$155.9	$143.1	$151.3

Net income from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$217.7	$182.2	$162.5
Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	$—	$—	$1.1
Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$217.7	$182.2	$163.6

Diluted earnings per share from continuing operations (GAAP)	$4.35	$3.98	$4.24
Diluted earnings per share from discontinued operations (GAAP)	$—	$—	$0.03
Diluted earnings per share from consolidated operations (GAAP)	$4.35	$3.98	$4.27

Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) (1)	$6.07	$5.06	$4.59
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP) (1)	$—	$—	$0.03
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP) (1)	$6.07	$5.06	$4.62

Return on equity (GAAP)	7.7%	7.2%	8.0%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)	10.8%	9.2%	8.6%

Investment Volume	$1,255.8	$1,131.9	$1,064.0
_________
(1) See "Non-GAAP Financial Measures" at the end of this item for further details.

2022 Summary

Net income from continuing operations was $155.9 million, or $4.35 per diluted share, for 2022 compared to $143.1 million, or $3.98 per diluted share, for 2021, and $150.2 million, or $4.24 per diluted share, for 2020. Results for 2022 included a net negative impact of $61.8 million ($1.72 per diluted share) from tax adjustments and other items, compared to a net negative impact of $39.1 million ($1.08 per diluted share) from tax adjustments and other items in 2021 and a net negative impact of $12.3 million ($0.35 per diluted share) from tax adjustments and other items in 2020 (see "Non-GAAP Financial Measures" at the end of this item for further details).
•At Rail North America, segment profit in 2022 was higher than prior year. The increase was primarily attributable to higher net gains on asset dispositions.
•At Rail International, segment profit in 2022 was lower than prior year, due to the impairment of Rail Russia and the negative impact of foreign exchange rates, partially offset by higher revenue from more railcars on lease.
•At Portfolio Management, segment profit in 2022 decreased compared to prior year, primarily due to the impairment on the Specialized Gas Vessels and lower share of affiliates' earnings from the RRPF affiliates, driven by an impairment charge associated with engines in Russia that RRPF does not expect to recover.
•Within Other, Trifleet Leasing's contribution to the segment profit was higher than prior year, a result of higher revenue from more tank containers on lease.
Total investment volume was $1,255.8 million in 2022, compared to $1,131.9 million in 2021, and $1,064.0 million in 2020.
2023 Outlook
Conditions in the North American railcar leasing market improved throughout 2022, and we expect conditions to remain favorable in 2023. At Rail International, we expect robust demand for our railcars in both our European and Indian businesses. The operating environment for our engine leasing business at RRPF is expected to improve as we anticipate the gradual recovery in global air travel to continue. We have a strong balance sheet and adequate access to capital, which we believe positions us well to manage our transportation assets based on current market conditions.

•We expect Rail North America's segment profit in 2023 to increase from 2022. Lease rates for railcars scheduled to renew in 2023 will likely be generally higher than expiring rates as the lease rate environment for existing railcars is expected to remain favorable. We anticipate remarketing income to remain at levels similar to 2022 as we continue to optimize our fleet. We expect the impact of inflationary pressures and higher service events and railroad repairs to result in higher maintenance expense in 2023 compared to the prior year. Finally, we anticipate interest expense to be higher in 2023 compared to what we experienced in 2022.
.
•Rail International's segment profit in 2023 is expected to increase from 2022 as the demand for railcars in Europe should continue to be strong and we plan to continue to invest in the fleet. Lease revenue is expected to be higher in 2023, resulting from more railcars on lease and higher lease rates. In India, absent any potential supply chain disruptions, we anticipate significant growth in our fleet, which will also contribute to an increase in segment profit.

•We anticipate Portfolio Management's segment profit in 2023 to be higher than 2022. RRPF results are expected to be higher as the gradual improvement in air travel is expected to continue. We anticipate the contribution to segment profit from GEL, our wholly owned aircraft spare engine leasing business, to increase as a result of additional engines acquired in 2022.

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

RAIL NORTH AMERICA

Segment Summary

Conditions in the North American railcar leasing market strengthened throughout 2022. Demand for most existing railcar types was robust, and Rail North America experienced sequential increases in absolute lease rates throughout 2022. Utilization remained strong at 99.5% at the end of the year.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2022	2021	2020
Revenues
Lease revenue	$826.0	$814.5	$838.3
Other revenue	82.0	77.2	95.8
Total Revenues	908.0	891.7	934.1

Expenses
Maintenance expense	238.5	235.4	264.7
Depreciation expense	258.6	261.1	258.6
Operating lease expense	36.1	39.2	49.3
Other operating expense	24.5	30.3	27.3
Total Expenses	557.7	566.0	599.9

Other Income (Expense)
Net gain on asset dispositions	119.7	94.3	38.3
Interest expense, net	(144.6)	(136.2)	(139.9)
Other (expense) income	(4.6)	1.6	(4.9)
Share of affiliates' pre-tax earnings (loss)	0.5	—	(0.1)
Segment Profit	$321.3	$285.4	$227.6

Investment Volume	$815.9	$574.4	$642.0

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2022	2021	2020
Railcars	$740.7	$720.0	$741.9
Boxcars	59.5	67.9	67.1
Locomotives	25.8	26.6	29.3
Total	$826.0	$814.5	$838.3

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2022	2021	2020
Beginning balance	101,570	103,745	102,845
Cars added	3,712	3,371	4,696
Cars scrapped	(2,133)	(3,076)	(2,153)
Cars sold	(2,195)	(2,470)	(1,643)
Ending balance	100,954	101,570	103,745
Utilization rate at year end (1)	99.5%	99.2%	98.1%
Renewal success rate (2)	85.5%	82.7%	70.8%
Active railcars at year end (3)	100,396	100,719	101,815
Average active railcars (4)	100,444	100,769	101,658
_______
(1) Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2) The renewal success rate represents the percentage of railcars on expiring leases that were renewed with the existing lessee. The renewal success rate is an important metric because railcars returned by our customers may remain idle or incur additional maintenance and freight costs prior to being leased to new customers.
(3) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior years are impacted by the utilization of new railcars purchased from builders or in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(4) Average active railcars for the year is calculated using the number of active railcars at the end of each month.

As of December 31, 2022, leases for approximately 18,700 tank and freight cars and approximately 1,800 boxcars are scheduled to expire in 2023. These amounts exclude railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

On September 30, 2022 we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2022, 682 railcars have been ordered pursuant to the terms of the agreement, none of which have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At December 31, 2022, 4,454 railcars have been ordered pursuant to the amended terms of the agreement, of which 3,572 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of December 31, 2022, 7,650 railcars have been ordered, of which 5,795 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by early 2024.

Rail North America Fleet, excluding Boxcars
110,000
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2018
2019
2020
2021
2022
Active Fleet
Idle
Fleet Utilization

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

During 2022, the renewal rate change of the LPI was positive 23.4%, compared to negative 8.5% in 2021. Lease terms on renewals for cars in the LPI averaged 33 months in 2022 compared to 32 months in 2021.

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2022	2021	2020
Beginning balance	12,946	14,315	15,264
Boxcars added	543	963	450
Boxcars scrapped	(230)	(933)	(1,396)
Boxcars sold	(4,596)	(1,399)	(3)
Ending balance	8,663	12,946	14,315
Utilization rate at year end (1)	99.9%	99.7%	95.8%
Active boxcars at year end (2)	8,657	12,909	13,716
Average active boxcars (3)	10,060	12,929	14,134
_______
(1) Utilization is calculated as the number of boxcars on lease as a percentage of total boxcars in the fleet.
(2) Active boxcars refers to the number boxcars on lease to customers. Changes in boxcars on lease compared to prior years are impacted by the utilization of new boxcars purchased from builders or in the secondary market and the disposition of boxcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active boxcars is calculated using the number of active boxcars at the end of each month.

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2022	2021	2020
Beginning balance	577	645	661
Locomotives added, net of scrapped or sold	(33)	(68)	(16)
Ending balance	544	577	645
Utilization rate at year end (1)	89.3%	89.8%	81.1%
Active locomotives at year end (2)	486	518	523
Average active locomotives (3)	496	521	537
_______
(1) Utilization is calculated as the number of locomotives on lease as a percentage of total locomotives in the fleet.
(2) Active locomotives refers to the number of locomotives on lease to customers. Changes in locomotives on lease compared to prior years are impacted by locomotives that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active locomotives for the year is calculated using the number of active locomotives at the end of each month.

Comparison of Reported Results

Segment Profit

In 2022, segment profit of $321.3 million increased 12.6% compared to $285.4 million in 2021. Segment profit in 2021 included a net gain of $5.3 million attributable to net insurance recoveries for storm damage to a maintenance facility. Excluding this gain, results for Rail North America were $41.2 million higher than 2021, resulting from higher net gains on asset dispositions and higher lease revenue. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year.

Revenues

In 2022, lease revenue increased $11.5 million, or 1.4%, driven by higher lease rates, partially offset by a smaller active fleet. Other revenue increased $4.8 million, primarily due to higher repair revenue.

Expenses

In 2022, maintenance expense increased $3.1 million. The increase was largely due to higher cost of repairs and more repairs performed by the railroads, partially offset by the absence of costs incurred at owned maintenance facilities sold in 2021 and 2022. Depreciation expense decreased $2.5 million due to fewer railcars in the fleet during the current year. Operating lease expense decreased $3.1 million, resulting from the purchase of railcars previously on operating leases. Other operating expense decreased $5.8 million due to lower switching, storage, and freight costs.

Other Income (Expense)

In 2022, net gain on asset dispositions increased $25.4 million largely due to more railcars sold. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year. Net interest expense increased $8.4 million, primarily driven by a higher average debt balance, partially offset by a lower average interest rate.

Investment Volume

During 2022, investment volume was $815.9 million compared to $574.4 million in 2021. We acquired 4,060 newly built railcars and 585 railcars in the secondary market in 2022, compared to 3,622 newly built railcars and 325 railcars in the secondary market in 2021.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced strong operating results in 2022. Despite a weakening global economy, demand for railcars in Europe was robust. GRE continued to experience renewal lease rate increases for most railcar types throughout 2022, and utilization was 99.3% at the end of the year. GRE also continued to grow and diversify its fleet during the year.

Our rail operations in India ("Rail India") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Rail India achieved strong operating and financial results, despite fleet growth being negatively impacted in 2022 by limited access to railcar manufacturing supply and other supply disruptions, particularly wheelsets, as a result of the Russia/Ukraine conflict and domestic market demand.

In 2022, after a thorough strategic review, we decided to exit our rail operations in Russia ("Rail Russia"). This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As a result, the net assets of Rail Russia were classified as held for sale and an impairment loss of $14.6 million was recognized in 2022. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for additional information. Financial results were not material to Rail International's segment profit. On January 31, 2023, we completed the sale of Rail Russia. See "Note 26. Subsequent Events" in Part II, Item 8 of this Form 10-K.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2022	2021	2020
Revenues
Lease revenue	$266.2	$272.9	$248.4
Other revenue	9.1	11.4	9.7
Total Revenues	275.3	284.3	258.1

Expenses
Maintenance expense	51.4	57.6	50.8
Depreciation expense	69.1	73.6	66.6
Other operating expense	8.3	9.0	7.5
Total Expenses	128.8	140.2	124.9

Other Income (Expense)
Net (loss) gain on asset dispositions	(11.2)	2.7	1.2
Interest expense, net	(45.6)	(45.2)	(45.9)
Other (expense) income	(3.8)	3.4	(5.0)
Segment Profit	$85.9	$105.0	$83.5

Investment Volume	$243.9	$173.3	$216.0

GRE Fleet Data

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2022	2021	2020
Beginning balance	27,109	26,343	24,561
Cars added	1,211	1,131	2,071
Cars scrapped or sold	(315)	(365)	(289)
Ending balance	28,005	27,109	26,343
Utilization rate at year end (1)	99.3%	98.7%	98.1%
Active railcars at year end (2)	27,801	26,754	25,831
Average active railcars (3)	27,288	26,240	25,174
_______
(1) Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior years are impacted by the utilization of newly built railcars, railcars purchased in the secondary market, and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active railcars for the year is calculated using the number of active railcars at the end of each month.

As of December 31, 2022, leases for approximately 9,601 railcars are scheduled to expire in 2023. This amount excludes railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2018
2019
2020
2021
2022
Active Fleet
Idle
Fleet Utilization

\

Rail India Fleet Data

The following table shows fleet activity for Rail India railcars for the years ended December 31:

	2022	2021	2020
Beginning balance	4,830	4,156	3,679
Cars added	1,042	715	477
Cars scrapped or sold	—	(41)	—
Ending balance	5,872	4,830	4,156
Utilization rate at year end (1)	100.0%	100.0%	99.0%
Active railcars at year end (2)	5,872	4,830	4,115
Average active railcars (3)	5,395	4,326	3,921
_______
(1) Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior years are impacted by the utilization of railcars purchased and the disposition of railcars that were sold, as well as the fleet utilization rate.
(3) Average active railcars for the year is calculated using the number of active railcars at the end of each month.

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus the foreign currencies in which it conducts business, primarily the euro. In 2022, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $27.5 million and segment profit, excluding other income (expense), by approximately $13.8 million compared to 2021.

Segment Profit

In 2022, segment profit of $85.9 million decreased 18.2% compared to $105.0 million in 2021. Segment profit in 2022 included a $14.6 million impairment charge recorded as a result of the decision to exit the Rail Russia business. Excluding this impairment, results for Rail International were $4.5 million lower than 2021. The decrease was primarily due to changes in foreign exchange rates, partially offset by more railcars on lease.

Revenues

In 2022, lease revenue decreased $6.7 million, or 2.5%, due to the impact of foreign exchange rates, partially offset by more railcars on lease at GRE and Rail India. Other revenue decreased $2.3 million, driven by lower repair revenue and the impact of foreign exchange rates.

Expenses

In 2022, maintenance expense decreased $6.2 million, primarily due to the impact of foreign exchange rates. Depreciation expense decreased $4.5 million, as the impact of foreign exchange rates more than offset the impact of new railcars added to the fleet.

Other Income (Expense)

In 2022, net gain on asset dispositions decreased $13.9 million, driven by the impairment recorded as a result of the decision to exit the Rail Russia business. Other (expense) income was unfavorable $7.2 million, driven by the negative impact of changes in foreign exchange rates and higher litigation costs.

Investment Volume

During 2022, investment volume was $243.9 million, compared to $173.3 million in 2021. During 2022, GRE acquired 1,211 railcars (including 275 assembled at the GRE Ostróda, Poland facility) and Rail India acquired 1,042 railcars, compared to 1,131 railcars at GRE (including 335 assembled at the GRE Ostróda, Poland facility) and 715 railcars at Rail India in 2021.

Our investment volume is predominantly composed of acquired railcars, but may also include certain capitalized repairs and improvements to owned railcars. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of the various railcar types acquired, as well as fluctuations in the exchange rates of the foreign currencies in which Rail International conducts business.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $45.4 million for 2022, $56.5 million for 2021, and $95.5 million for 2020. In 2022, RRPF terminated leases for three aircraft spare engines leased to a Russian airline. The Russian government is prohibiting these engines from leaving the country; therefore, RRPF recorded an impairment charge associated with these three engines. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax). Portfolio Management did not make any additional investment in the RRPF affiliates in 2022 or 2021. Dividend distributions from the RRPF affiliates totaled $46.2 million in 2022. There were no distributions in 2021.

While global air travel has improved in 2022, the operating environment for RRPF continued to be impacted by the ongoing adverse effects of COVID-19 and the uncertainty due to the Russia/Ukraine conflict.

Portfolio Management also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including four engines for $120 million from the RRPF affiliates. In 2022, GEL acquired five aircraft spare engines for approximately $150 million, which are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines are managed by the RRPF affiliates.

Portfolio Management also has the Specialized Gas Vessels that are utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas and ethylene, primarily on short- and medium-term spot contracts for major oil and chemical customers worldwide. In 2022, we made the decision to sell the Specialized Gas Vessels. We believe selling these vessels will better align our strategic focus. As a result of this decision, we classified the Specialized Gas Vessels as held for sale and recorded impairment losses of $34.3 million in the current year. We sold two of the vessels in 2022, and the three remaining vessels continue to be classified as held for sale as of December 31, 2022.

Portfolio Management's total asset base was $1,106.6 million at December 31, 2022, compared to $1,048.7 million at December 31, 2021.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2022	2021	2020
Revenues
Lease revenue	$33.0	$28.1	$0.8
Marine operating revenue	18.9	19.1	15.6
Other revenue	1.7	0.5	0.6
Total Revenues	53.6	47.7	17.0

Expenses
Marine operating expense	14.1	17.5	19.7
Depreciation expense	17.8	17.6	5.3
Other operating expense	2.3	1.7	0.5
Total Expenses	34.2	36.8	25.5

Other Income (Expense)
Net (loss) gain on asset dispositions	(31.1)	8.0	2.2
Interest expense, net	(19.0)	(16.6)	(12.2)
Other income	—	2.0	—
Share of affiliates' pre-tax earnings	45.4	56.5	95.9
Segment Profit	$14.7	$60.8	$77.4

Investment Volume	$149.7	$353.0	$0.5

The following table shows the net book value of Portfolio Management’s assets as of December 31 (in millions):

	2022	2021
Investment in RRPF Affiliates	$574.3	$588.1
GEL owned aircraft spare engines	475.0	340.4
Specialized Gas Vessels	25.1	103.6
Other owned assets	32.2	16.6
Managed assets (1)	2.3	9.8
________
(1) Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of December 31, 2022, the RRPF affiliates' portfolio consisted of 398 aircraft spare engines with a net book value of $4,176.5 million, compared to 407 aircraft spare engines with a net book value of $4,399.9 million at the end of 2021.

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2022	2021	2020
Beginning balance	407	445	478
Engine acquisitions	9	5	20
Engine dispositions	(18)	(43)	(53)
Ending balance	398	407	445
Utilization rate at year end (1)	94.2%	94.3%	92.8%
Average leased engines (2)	372	400	439
________
(1) Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2) Average leased engines for the year is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
2020
2021
2022
Leased to Rolls-Royce
Leased to Third Party
Idle
Utilization

Comparison of Reported Results

Segment Profit

In 2022, segment profit was $14.7 million compared to $60.8 million in 2021. Segment profit in 2022 included $34.3 million of impairment charges recorded as a result of the decision to sell the Specialized Gas Vessels and a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding these losses, results for Portfolio Management were $3.5 million higher than 2021, driven by higher share of affiliates' earnings at the RRPF affiliates.

Revenues

In 2022, lease revenue was $33.0 million compared to $28.1 million in 2021, due to a full year of operations at GEL for engines acquired in 2021. Marine operating revenue decreased $0.2 million, driven by the absence of revenue from the Specialized Gas Vessels sold in 2022, offset by higher utilization and charter rates from Specialized Gas Vessels throughout the year.

Expenses

In 2022, marine operating expense decreased $3.4 million, due to the absence of expenses from the two Specialized Gas Vessels sold in 2022, offset by higher repairs and maintenance costs.

Other Income (Expense)

In 2022, net (loss) gain on asset dispositions was unfavorable by $39.1 million, driven by the impairment charges recorded as a result of the decision to sell the Specialized Gas Vessels and lower residual sharing gains on managed portfolio sales in the current year.

In 2022, income from our share of affiliates' earnings decreased $11.1 million, driven by the impairment charge on aircraft spare engines in Russia that RRPF does not expect to recover. Absent this, financial results were higher in 2022, due to higher income from operations.

Investment Volume

Investment volume was $149.7 million in 2022, compared to $353.0 million in 2021. GEL acquired five aircraft spare engines in 2022, compared to 14 aircraft spare engines in 2021.
OTHER
Other comprises our Trifleet Leasing business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

On December 29, 2020, GATX acquired Trifleet Leasing, one of the largest tank container lessors in the world. See "Note 4. Business Combinations" in Part II, Item 8 of this Form 10-K for additional information.

In 2022, GATX executed a multi-party amended and restated settlement agreement related to its share of estimated environmental remediation costs to be incurred at a previously owned facility that was sold in 1974. This agreement establishes GATX's share of responsibility for future costs required to complete the remediation and closure of the site. As a result, GATX recorded a $5.9 million expense to establish a reserve for its share of the remaining anticipated remediation and related costs.

The following table shows components of Other for the years ended December 31 (in millions):

	2022	2021	2020
Trifleet Leasing revenue	$36.1	$33.7	$—

Trifleet Leasing segment profit	$13.8	$10.2	$—
Unallocated interest income (expense)	1.1	(0.5)	7.7
Other (expense) income, including eliminations	(18.8)	(11.0)	(3.1)
Segment (Loss) Profit	$(3.9)	$(1.3)	$4.6

Selling, general and administrative expense	$195.0	$198.3	$172.0

Trifleet Leasing Summary

The tank container leasing market was strong in 2022 and demand for tank containers was robust. Utilization increased to 93.1% at December 31, 2022.

Trifleet Leasing Tank Container Data

The following table shows fleet statistics for Trifleet Leasing's tank containers for the years ended December 31:

	2022	2021	2020
Ending balance - owned and managed	21,999	19,996	19,031
Utilization rate at year-end - owned and managed (1)	93.1%	89.2%	80.2%
_______
(1) Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A decreased $3.3 million in 2022, driven by lower employee compensation expenses, including lower share-based compensation expense, and the impact of foreign exchange rates, partially offset by higher discretionary expenses and information technology costs.

Unallocated interest income (expense) (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

In 2022, other (expense) income, including eliminations, increased $7.8 million compared to 2021, driven by higher pension-related expenses, including a settlement charge recorded during the current year, and higher environmental remediation costs, partially offset by the absence of the write-off of unamortized deferred financing costs associated with the early redemption of debt in the prior year.

Consolidated Income Taxes

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

CHANGE IN NET OPERATING ASSETS AND FACILITIES

The following table shows changes in the net operating assets and facilities as of December 31 (in millions):

	2022	2021
Beginning balance	$7,784.8	$7,170.7
Investments	1,215.5	1,115.2
Purchase of assets previously leased	1.5	86.8
Depreciation expense	(365.0)	(371.6)
Asset dispositions	(130.9)	(145.2)
Transfers to assets held for sale	(116.0)	(9.8)
Foreign exchange rate effects	(111.7)	(117.4)
Other	(27.9)	56.1
Ending balance	$8,250.3	$7,784.8

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

As of December 31, 2022, we had an unrestricted cash balance of $303.7 million and investments in short-term U.S. Treasury Obligations of $148.5 million. We also have a $250 million 3-year unsecured revolving credit facility in the United States that matures in 2025 and a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2027, both of which were fully available as of December 31, 2022.

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

	2022	2021	2020
Net Cash Provided by Operating Activities	$533.5	$507.2	$436.8
Net Cash Used in Investing Activities	(1,073.5)	(917.7)	(904.9)
Net Cash Provided by Financing Activities	504.4	463.1	355.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.9)	(1.8)	(0.1)
Net Cash Provided by Discontinued Operations	—	1.1	254.2
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the year	$(40.5)	$51.9	$141.6

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $533.5 million increased $26.3 million compared to 2021. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, lower cash payments for operating leases and higher affiliate dividends received in the current year were partially offset by higher cash payments for income taxes, interest, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the years ended December 31 (in millions):

	2022	2021	2020
Portfolio Investments and Capital Additions (1)	$(1,255.8)	$(1,131.9)	$(1,064.0)
Portfolio Proceeds (2)	269.6	187.1	131.1
Other Investing Activity	(87.3)	27.1	28.0
Net Cash Used in Investing Activities	$(1,073.5)	$(917.7)	$(904.9)
_______
(1) Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements.
(2) Portfolio proceeds primarily consist of proceeds from sales of operating assets.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2022	2021	2020
Rail North America	$815.9	$574.4	$642.0
Rail International	243.9	173.3	216.0
Portfolio Management	149.7	353.0	0.5
Other	46.3	31.2	205.5
Total	$1,255.8	$1,131.9	$1,064.0

The increase in portfolio investments and capital additions of $123.9 million in the year ended December 31, 2022 is primarily due to more railcars acquired at Rail North America and Rail International and more tank containers acquired at Trifleet Leasing, partially offset by fewer aircraft spare engines acquired at GEL. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2022	2021	2020
Proceeds from sales of operating assets	$269.6	$181.1	$123.6
Capital distributions and proceeds related to affiliates	—	—	0.5
Other	—	6.0	7.0
Total	$269.6	$187.1	$131.1

The increase in portfolio proceeds of $82.5 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to proceeds from the sale of two Specialized Gas Vessels at Portfolio Management and more railcars sold at Rail North America.

The following table shows other investing activity for the years ended December 31 (in millions):

	2022	2021	2020
Proceeds from sales of other assets (1)	$31.1	$54.7	$26.0
Short-term investments (2)	(148.5)	—	—
Other	30.1	(27.6)	2.0
Total	$(87.3)	$27.1	$28.0
________
(1) Proceeds from sales of other assets for all periods were primarily related to railcar scrapping.
(2) Acquisition of short-term U.S. Treasury Obligations with an original maturity date of over 90 days.

Net Cash Provided by (Used in) Financing Activities

The following table shows net cash provided by (used in) financing activities for the years ended December 31 (in millions):

	2022	2021	2020
Net proceeds from issuances of debt (original maturities longer than 90 days) (3)	$848.3	$1,491.9	$1,586.5
Repayments of debt (original maturities longer than 90 days) (3)	(250.0)	(884.0)	(1,100.0)
Net increase (decrease) in debt with original maturities of 90 days or less	—	(4.1)	6.4
Purchases of assets previously leased (1)	(1.5)	(77.2)	(40.0)
Stock repurchases (2)	(47.2)	(13.1)	—
Dividends	(76.6)	(74.3)	(71.0)
Other	31.4	23.9	(26.3)
Total	$504.4	$463.1	$355.6
________
(1) In 2022, we purchased 21 railcars that were previously leased, compared to 2,329 railcars in 2021.
(2) During 2022, we repurchased 0.5 million shares of common stock for $47.2 million, compared to 0.1 million shares of common stock repurchased for $13.1 million in 2021.
(3) In 2022, we issued long-term debt of $860.7 million for net proceeds of $848.3 million, and made principal payments of $250.0 million.

The following table shows the details of our long-term debt issuances in 2022 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10 years	3.5% Fixed	$400.0
Recourse Unsecured	10 years	4.9% Fixed	400.0
Recourse Unsecured	7 years	6.7% Floating (2)	50.0
Recourse Unsecured (1)	5 years	3.7% Floating (2)	10.7
			$860.7
________
(1) Denominated in euros, but presented in U.S. dollars in this table. In 2022, we increased our existing €100 million term loan in Europe to €110 million and extended the loan for five years, while converting from a fixed rate to a EURIBOR based floating rate.
(2) Floating interest rate at December 31, 2022.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2022 (in millions):

	Material Cash Obligations by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Recourse debt	$6,492.2	$500.0	$519.5	$514.1	$454.9	$417.8	$4,085.9
Interest on recourse debt (1)	2,156.0	235.3	206.4	192.2	186.3	168.2	1,167.6
Commercial paper and credit facilities	17.3	17.3	—	—	—	—	—
Operating lease obligations	298.0	41.0	38.9	36.2	44.8	38.7	98.4
Purchase commitments (2)	2,720.6	865.0	403.8	330.6	334.4	337.9	448.9
Total	$11,684.1	$1,658.6	$1,168.6	$1,073.1	$1,020.4	$962.6	$5,800.8
__________
(1) For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2022.
(2) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements. For additional details on our purchase agreements, refer to the discussion of Rail North America operating results within this section.

2023 Liquidity Outlook

In addition to our contractual obligations, expenditures in 2023 may also include the purchase of railcars, tank containers, and aircraft spare engines and other discretionary capital spending for opportunistic asset purchases or strategic investments. We plan to fund these expenditures in 2023 using available cash at December 31, 2022 in combination with cash from operations, portfolio proceeds, and long-term debt issuances. We also have access to our revolving credit facilities if needed.

Contractual Cash Receipts

Information regarding our contractual cash receipts arising from future rental receipts from noncancelable operating leases and from our finance leases as of December 31, 2022 is presented in "Note 6. Leases" within Item 8 of this Form 10-K.

Debt

The following table shows the carrying value of our debt and lease obligations by major component as of December 31 (in millions):

	2022			2021
	Secured	Unsecured	Total	Total
Commercial paper and borrowings under bank credit facilities	$—	$17.3	$17.3	$18.1
Recourse debt	—	6,431.5	6,431.5	5,887.5
Operating lease obligations	257.9	—	257.9	286.2
Finance lease obligations	—	—	—	1.5
Total	$257.9	$6,448.8	$6,706.7	$6,193.3

As of December 31, 2022, our outstanding debt had a weighted-average remaining term of 8.6 years and a weighted-average interest rate of 3.72%, compared to 9.0 years and 3.79% at December 31, 2021. See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

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

The following table shows additional information regarding our short-term borrowings:

	Europe (1)
	2022	2021	2020
Balance as of December 31 (in millions)	$17.3	$18.1	$23.6
Weighted-average interest rate	2.7%	0.8%	0.9%
Euro/dollar exchange rate	1.07	1.14	1.23

Average daily amount outstanding during year (in millions)	$18.2	$20.2	$18.5
Weighted-average interest rate	1.2%	0.9%	0.8%
Average euro/dollar exchange rate	1.05	1.18	1.14

Average daily amount outstanding during 4th quarter (in millions)	$18.3	$20.0	$21.1
Weighted-average interest rate	2.1%	0.9%	0.9%
Average euro/dollar exchange rate	1.02	1.14	1.19

Maximum daily amount outstanding (in millions)	$27.6	$34.2	$35.8
Euro/dollar exchange rate	1.14	1.22	1.18
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the United States. In 2022, we entered into an amendment, which extended the maturity on this facility by one year from May 2026 to May 2027 and replaced LIBOR with Term SOFR. This credit facility contains one additional extension option. As of December 31, 2022, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the United States. In 2022, we also entered into an amendment to this facility to extend the maturity by one year from May 2024 to May 2025 and to replace LIBOR with Term SOFR. This credit facility contains one additional extension option as well. As of December 31, 2022, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2022, €18.9 million was available under these credit facilities.

Delayed Draw Term Loans

On September 12, 2022, we executed a delayed draw term loan agreement in India which provided for a 5-year unsecured term loan in the aggregate principal amount of up to 2.3 billion Indian Rupees ($27.8 million as of December 31, 2022). Advances are allowed through March 31, 2023 pursuant to the terms of the agreement and any amounts borrowed and repaid may not be re-borrowed. The amounts borrowed under the loan agreement are required to be repaid no later than five years from the first drawdown date. As of December 31, 2022, no amount was drawn on this loan.

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provided for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances were allowed from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. In 2021, we drew $384 million on the Term Loan, terminated the remaining unused commitment of $116 million, and subsequently repaid $134 million of the outstanding amount. As of December 31, 2022, $250 million was drawn on the Term Loan.

Restrictive Covenants

Our credit facilities and certain other debt agreements contain various restrictive covenants. See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2022, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable. In January 2023, Fitch Ratings, Inc. assigned our long-term unsecured debt a rating of BBB+ and our short-term unsecured debt a rating of F-2. Our rating outlook was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash and short-term investments) to equity. The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2022	2021	2020
Debt and lease obligations, net of unrestricted cash and short-term investments:
Unrestricted cash and short-term investments	$(452.2)	$(344.3)	$(292.2)
Commercial paper and bank credit facilities	17.3	18.1	23.6
Recourse debt	6,431.5	5,887.5	5,329.0
Operating lease obligations	257.9	286.2	348.6
Finance lease obligations	—	1.5	33.3
Total debt and lease obligations, net of unrestricted cash and short-term investments	$6,254.5	$5,849.0	$5,442.3

Total recourse debt (1)	$6,254.5	$5,849.0	$5,442.3
Shareholders' Equity	$2,029.6	$2,019.2	$1,957.4
Recourse Leverage (2)	3.1	2.9	2.8
________
(1) Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash and short-term investments.
(2) Calculated as total recourse debt / shareholders' equity.

Shelf Registration Statement

During 2022, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

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

Our commercial commitments at December 31, 2022 are presented in "Note 15. Commercial Commitments" within Item 8 of this Annual Report.

Defined Benefit Plan Contributions

In 2022, we contributed $16.2 million to our defined benefit pension plans and other post-retirement benefit plans. In 2023, we expect to contribute approximately $7.6 million. As of December 31, 2022, our funded pension plans in the aggregate were 102.6% funded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2022, we repurchased 0.5 million shares of common stock for $47.2 million, excluding commissions, compared to 0.1 million shares repurchased for $13.1 million, excluding commissions, in 2021. As of December 31, 2022, $89.6 million remained available under the repurchase authorization.
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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2022	2021	2020
Net income (GAAP)	$155.9	$143.1	$151.3
Less: Net income from discontinued operations (GAAP)	—	—	1.1
Net income from continuing operations (GAAP)	$155.9	$143.1	$150.2

Adjustments attributable to pre-tax income from continuing operations:
Rail Russia impairment at Rail International (1)	$14.6	$—	$—
Specialized Gas Vessels impairment at Portfolio Management (2)	34.3	—	—
Environmental remediation costs (3)	5.9	—	—
Net insurance proceeds (4)	—	(5.3)	—
Debt extinguishment costs (5)	—	4.5	—
Total adjustments attributable to pre-tax income from continuing operations	$54.8	$(0.8)	$—
Income taxes thereon, based on applicable effective tax rate	$(1.5)	$0.2	$—
Other income tax adjustments attributable to income from continuing operations:
Income tax rate change (6)	(3.0)	—	—
Total other income tax adjustments attributable to income from continuing operations	$(3.0)	$—	$—
Adjustments attributable to affiliates' earnings from continuing operations, net of taxes:
Aircraft spare engine impairment at RRPF (7)	$11.5	$—	$—
Income tax rate changes (8)	—	39.7	12.3
Total adjustments attributable to affiliates' earnings from continuing operations, net of taxes	$11.5	$39.7	$12.3
Net income from continuing operations, excluding tax adjustments and other items (non-GAAP)	$217.7	$182.2	$162.5

Net income from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$—	$—	$1.1

Net income from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$217.7	$182.2	$163.6

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2022	2021	2020
Diluted earnings per share from consolidated operations (GAAP)	$4.35	$3.98	$4.27
Less: Diluted earnings per share from discontinued operations (GAAP)	—	—	0.03
Diluted earnings per share from continuing operations (GAAP)	$4.35	$3.98	$4.24

Adjustments attributable to income from continuing operations, net of taxes:
Rail Russia impairment at Rail International (1)	0.41	—	—
Specialized Gas Vessels impairment at Portfolio Management (2)	0.96	—	—
Environmental remediation costs (3)	0.12	—	—
Income tax rate change (6)	(0.08)	—	—
Net insurance proceeds (4)	—	(0.11)	—
Debt extinguishment costs (5)	—	0.09	—

Adjustments attributable to affiliates' earnings from continuing operations, net of taxes:
Aircraft spare engine impairment at RRPF (7)	0.32	—	—
Income tax rate changes (8)	—	1.10	0.35
Diluted earnings per share from continuing operations, excluding tax adjustments and other items (non-GAAP) *	$6.07	$5.06	$4.59
Diluted earnings per share from discontinued operations, excluding tax adjustments and other items (non-GAAP)	$—	$—	$0.03
Diluted earnings per share from consolidated operations, excluding tax adjustments and other items (non-GAAP)	$6.07	$5.06	$4.62
\
(*) Sum of individual components may not be additive due to rounding.
_______
(1)    In 2022, we made the decision to exit our rail business in Russia. As a result, we recorded losses associated with the impairment of the net assets.
(2)    In 2022, we made the decision to sell the Specialized Gas Vessels. As a result, we recorded losses associated with the impairments of these assets.
(3)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(4)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.
(5)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(6)    Deferred income tax adjustment due to an enacted corporate income tax rate reduction in Austria in 2022.
(7)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(8)    Deferred income tax adjustments due to an enacted corporate income tax rate increase in the United Kingdom in 2021 and the elimination of a previously announced corporate income tax rate reduction in the United Kingdom in 2020.

	2022	2021	2020
Return on Equity (GAAP)	7.7%	7.2%	8.0%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	10.8%	9.2%	8.6%

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure in order to reduce interest expense volatility. Based on our floating rate debt instruments at December 31, 2022, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $4.6 million in 2023. Comparatively, at December 31, 2021, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.3 million increase in after-tax interest expense in 2022. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, Poland and the Netherlands. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2022 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2022, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2023 by $8.1 million. Comparatively, based on 2021 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2021, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2022 by $8.3 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Auditing management’s evaluation of long-lived assets for impairment involved subjectivity due to the significant estimation required to determine the undiscounted future net cash flows for assets with indicators of potential impairment. In particular, the estimated lease revenue is a significant assumption, which can be affected by changes to the Company’s business and industry factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment review process, including controls over management’s review of the significant assumption discussed above.

To test the Company’s long-lived asset impairment review process, we performed audit procedures that included, among others, assessing the methodology used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates and compared the estimated lease revenue used by management to current year renewal lease rates. In addition, we evaluated whether changes to the Company’s business and industry factors would affect the reasonableness of the estimated lease revenues.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1916.
Chicago, Illinois
February 16, 2023

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2022	2021
Assets
Cash and Cash Equivalents	$303.7	$344.3
Restricted Cash	0.3	0.2
Short-Term Investments	148.5	—
Receivables
Rent and other receivables	71.4	69.8
Finance leases (as lessor)	96.5	100.2
Less: allowance for losses	(5.9)	(6.2)
	162.0	163.8

Operating Assets and Facilities	11,675.0	11,163.6
Less: allowance for depreciation	(3,424.7)	(3,378.8)
	8,250.3	7,784.8
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	243.5	270.7
Finance leases, net of accumulated depreciation	—	1.5
	243.5	272.2

Investments in Affiliated Companies	575.1	588.4
Goodwill	117.2	123.0
Other Assets (including $40.0 million and $3.8 million related to assets held for sale)	271.4	265.0
Total Assets	$10,072.0	$9,541.7

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$202.2	$215.8
Debt
Commercial paper and borrowings under bank credit facilities	17.3	18.1
Recourse	6,431.5	5,887.5
	6,448.8	5,905.6
Lease Obligations (as lessee)
Operating leases	257.9	286.2
Finance leases	—	1.5
	257.9	287.7

Deferred Income Taxes	1,031.5	1,001.0
Other Liabilities	102.0	112.4
Total Liabilities	8,042.4	7,522.5
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,575,974 and 68,254,574 Outstanding shares — 35,268,308 and 35,421,617	42.4	42.2
Additional paid in capital	792.2	763.8
Retained earnings	2,831.5	2,751.5
Accumulated other comprehensive loss	(211.6)	(160.6)
Treasury stock at cost (33,307,666 and 32,832,957 shares)	(1,424.9)	(1,377.7)
Total Shareholders’ Equity	2,029.6	2,019.2
Total Liabilities and Shareholders’ Equity	$10,072.0	$9,541.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2022	2021	2020
Revenues
Lease revenue	$1,154.6	$1,140.5	$1,087.5
Marine operating revenue	18.9	19.1	15.6
Other revenue	99.5	97.8	106.1
Total Revenues	1,273.0	1,257.4	1,209.2
Expenses
Maintenance expense	292.7	297.1	315.5
Marine operating expense	14.1	17.5	19.7
Depreciation expense	357.5	364.4	330.5
Operating lease expense	36.1	39.2	49.3
Other operating expense	37.4	44.0	35.3
Selling, general and administrative expense	195.0	198.3	172.0
Total Expenses	932.8	960.5	922.3
Other Income (Expense)
Net gain on asset dispositions	77.9	105.9	41.7
Interest expense, net	(214.0)	(204.0)	(190.3)
Other expense	(27.0)	(3.7)	(13.0)
Income before Income Taxes and Share of Affiliates’ Earnings	177.1	195.1	125.3
Income taxes	(54.8)	(53.2)	(37.3)
Share of affiliates’ earnings, net of taxes	33.6	1.2	62.2
Net Income from Continuing Operations	155.9	143.1	150.2

Income from Discontinued Operations, Net of Taxes	—	—	1.1
Net Income	155.9	143.1	151.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(56.7)	(51.7)	24.4
Unrealized gain (loss) on derivative instruments	1.4	1.9	(4.5)
Post-retirement benefit plans	4.3	26.7	6.2
Other comprehensive (loss) gain	(51.0)	(23.1)	26.1
Comprehensive Income	$104.9	$120.0	$177.4

Share Data
Basic earnings per share from continuing operations	$4.41	$4.04	$4.30
Basic earnings per share from discontinued operations	—	—	0.03
Basic earnings per share from consolidated operations	$4.41	$4.04	$4.33
Average number of common shares	35.4	35.4	35.0

Diluted earnings per share from continuing operations	$4.35	$3.98	$4.24
Diluted earnings per share from discontinued operations	—	—	0.03
Diluted earnings per share from consolidated operations	$4.35	$3.98	$4.27
Average number of common shares and common share equivalents	35.9	36.0	35.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2022	2021	2020
Operating Activities
Net income	$155.9	$143.1	$151.3
Income from discontinued operations, net of taxes	—	—	1.1
Income from continuing operations	155.9	143.1	150.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	371.3	378.4	342.8
Net gains on sales of assets	(121.2)	(99.4)	(39.5)
Asset impairments	48.9	2.4	0.3
Employee benefit plans	1.8	8.8	6.9
Share-based compensation	12.7	17.4	15.6
Deferred income taxes	36.3	34.2	29.1
Share of affiliates’ earnings, net of dividends	12.7	(1.2)	(62.2)
Changes in working capital items	15.1	23.5	(6.4)
Net cash provided by operating activities of continuing operations	533.5	507.2	436.8
Investing Activities
Additions to operating assets and facilities	(1,255.8)	(1,130.1)	(860.8)
Acquisition of new businesses	—	(1.4)	(203.2)
Investments in affiliates	—	(0.4)	—
Portfolio investments and capital additions	(1,255.8)	(1,131.9)	(1,064.0)
Portfolio proceeds	269.6	187.1	131.1
Proceeds from sales of other assets	31.1	54.7	26.0
Short-term investments	(148.5)	—	—
Other	30.1	(27.6)	2.0
Net cash used in investing activities of continuing operations	(1,073.5)	(917.7)	(904.9)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	848.3	1,491.9	1,586.5
Repayments of debt (original maturities longer than 90 days)	(250.0)	(884.0)	(1,100.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(4.1)	6.4
Purchases of assets previously leased	(1.5)	(77.2)	(40.0)
Stock repurchases	(47.2)	(13.1)	—
Dividends	(76.6)	(74.3)	(71.0)
Other	31.4	23.9	(26.3)
Net cash provided by financing activities of continuing operations	504.4	463.1	355.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.9)	(1.8)	(0.1)
Net cash used in operating activities of discontinued operations	—	—	(8.5)
Net cash provided by investing activities of discontinued operations	—	1.1	240.9
Net cash provided by financial activities of discontinued operations	—	—	21.8
Cash provided by discontinued operations, net	—	1.1	254.2
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the year	(40.5)	51.9	141.6
Cash, Cash Equivalents, and Restricted Cash at beginning of year	344.5	292.6	151.0
Cash, Cash Equivalents, and Restricted Cash at end of year	$304.0	$344.5	$292.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2022	2022	2021	2021	2020	2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	68.3	$42.2	67.8	$41.9	67.5	$41.8
Issuance of common stock	0.3	0.2	0.5	0.3	0.3	0.1
Balance at end of year	68.6	42.4	68.3	42.2	67.8	41.9
Treasury Stock
Balance at beginning of year	(32.8)	(1,377.7)	(32.7)	(1,364.5)	(32.7)	(1,364.5)
Stock repurchases	(0.5)	(47.2)	(0.1)	(13.2)	—	—
Balance at end of year	(33.3)	(1,424.9)	(32.8)	(1,377.7)	(32.7)	(1,364.5)
Additional Paid In Capital
Balance at beginning of year		763.8		735.4		720.1
Share-based compensation effects		28.4		28.4		15.3
Balance at end of year		792.2		763.8		735.4
Retained Earnings
Balance at beginning of year		2,751.5		2,682.1		2,601.3
Net income		155.9		143.1		151.3
Dividends declared ($2.08 in 2022, $2.00 in 2021 and $1.92 in 2020)		(75.9)		(73.7)		(70.5)
Balance at end of year		2,831.5		2,751.5		2,682.1
Accumulated Other Comprehensive Loss
Balance at beginning of year		(160.6)		(137.5)		(163.6)
Other comprehensive (loss) income		(51.0)		(23.1)		26.1
Balance at end of year		(211.6)		(160.6)		(137.5)
Total Shareholders’ Equity		$2,029.6		$2,019.2		$1,957.4

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

In 2022, after a thorough strategic review, we made the decision to exit our rail business in Russia ("Rail Russia"), which is reported within the Rail International segment. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. As a result, the net assets of Rail Russia have been classified as held for sale and an impairment loss of $14.6 million was recognized in 2022. On January 31, 2023, we completed the sale of Rail Russia. See "Note 26. Subsequent Events".

In 2022, we made the decision to sell the five liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. As a result, the Specialized Gas Vessels were classified as held for sale and impairment losses of $34.3 million were recognized in 2022. GATX sold two of the Specialized Gas Vessels in 2022.

In 2021, we began investing directly in aircraft spare engines through our entity, GATX Engine Leasing Ltd. ("GEL"). In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including four engines for $120 million from Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates" or "RRPF"). In 2022, GEL acquired five aircraft spare engines for approximately $150 million. Financial results for this business are reported in the Portfolio Management segment.

On December 29, 2020, we acquired Trifleet Leasing Holding B.V. ("Trifleet"), one of the largest tank container lessors in the world. Financial results for this business are reported in the Other segment. See "Note 4. Business Combinations" for additional information.

On May 14, 2020, we completed the sale of our ASC business. As a result, ASC is reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. See "Note 25. Discontinued Operations" for additional information.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
	Optional expedients are available for adoption from March 12, 2020 through December 31, 2024.	For any contracts that reference LIBOR, we are currently assessing how this standard may be applied to specific contract modifications through December 31, 2024.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services.

We disaggregate revenue into three categories as presented on our statements of comprehensive income:

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

Finance Lease Revenue

In certain cases, we lease railcars and tank containers that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the interest method, which produces a constant yield over the lease term. Initial unearned income is the amount by which the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset. See "Note 6. Leases."

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

Cash and Cash Equivalents and Short-Term Investments

We classify all highly liquid investments with a maturity of three months or less at the date of purchase as cash equivalents. Investments with maturities greater than three months but less than one year at the date of purchase are classified as short-term investments.

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. Our restricted cash primarily relates to cash received from a specific customer and held to pay for potential repairs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finance Lease Receivables

We record a gross lease payment receivable and an estimated residual value, net of unearned income for our finance leases. For sales-type leases, we may also recognize a gain or loss in the period the lease is recorded. Lease payment receivables represent the present value of the rents we expect to receive through the end of the lease term for a leased asset. Estimated residual values are our estimates of value of an asset at the end of a finance lease term. The combination of these is considered the net investment in a lease. Over the lease term, the net investment in these leases is reduced and finance lease income is recognized in our consolidated statements of comprehensive income. We evaluate our net investment in finance leases for impairment based on current conditions and reasonable and supportable forecasts of future conditions under the current expected credit loss standard. See the “Allowance for Losses” section within this Note for more information.

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

We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2022. We believe that the allowance is adequate to cover losses inherent in our receivables balances as of December 31, 2022. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 18. Allowance for Losses."

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

We recognize intangible assets acquired in a business combination at their estimated fair value at the time of the business combination. Intangible assets consist of customer relationships and trade names and are amortized on a straight-line basis over their estimated useful lives ranging from 10 years to 25 years. We review intangible assets for potential impairment if circumstances indicate that the carrying amount of those assets may not be recoverable. Intangible assets are included in other assets on the balance sheet.

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

Fair Value Measurements

Fair value is the price that a market participant would receive to sell an asset or pay to transfer a liability in an orderly transaction at the measurement date. We classify fair value measurements according to the three-level hierarchy defined by GAAP, and those classifications are based on our judgment about the reliability of the inputs we use in the fair value measurement. Level 1 inputs are quoted prices available in active markets for identical assets or liabilities. Level 2 inputs are observable, either directly or indirectly, and may include quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. For assets or liabilities with a specified contractual term, Level 2 inputs must be observable for substantially the full term of that asset or liability. Level 3 inputs are unobservable, meaning they are supported by little or no market activity. Fair value measurements classified as Level 3 typically rely on pricing models and discounted cash flow methodologies, both of which require significant judgment. See "Note 9. Fair Value."

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

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of comprehensive income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in earnings. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive income (loss), and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we may not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 9. Fair Value."

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized net of related hedges in other expense during the periods in which they occur. Net losses recognized were $4.6 million, $0.8 million and $10.8 million for 2022, 2021, and 2020.

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

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost (credits) in accumulated other comprehensive loss. We record the service cost component of net periodic cost in selling, general, and administrative expense in the statements of comprehensive income and the non-service components in other expense. See "Note 11. Pension and Other Post-Retirement Benefits."

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

Operating Lease Expense

We classify leases of certain railcars and other equipment as operating leases. We record the lease expense associated with these leases on a straight-line basis. We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 6. Leases."

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

The following table presents the net gain on asset dispositions for the years ended December 31 (in millions):

	2022	2021	2020
Net disposition gains	$104.1	$82.4	$39.4
Residual sharing income	5.6	8.9	2.5
Non-remarketing net disposition gains	17.1	17.0	0.1
Asset impairments (1)	(48.9)	(2.4)	(0.3)
Net Gain on Asset Dispositions	$77.9	$105.9	$41.7
__________
(1) See "Note 10. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $6.4 million in 2022, $0.7 million in 2021, and $1.5 million in 2020.

Other Expense

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other expense.

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

Discontinued Operations

On May 14, 2020, we completed the sale of our ASC business. As a result, ASC is now reported as discontinued operations, and financial data for the ASC segment has been segregated and presented as discontinued operations for all periods presented. Accordingly, the results of operations from our ASC business are reported in the accompanying consolidated statements of comprehensive income as “discontinued operations, net of taxes” for the years ended December 31, 2022, 2021, and 2020. There were no related assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2022 and 2021 in the accompanying balance sheets. In addition, cash flows from our ASC business are reported as cash flows from discontinued operations in the accompanying statements of cash flows for the years ended December 31, 2022, 2021, and 2020. See "Note 25. Discontinued Operations" for more information.

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

NOTE 5. Supplemental Cash Flow Information

	2022	2021	2020
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$202.7	$196.6	$189.8
Income taxes paid, net	18.7	10.3	21.4
________
(1) Interest paid consisted of interest on debt obligations and interest rate swaps (net of interest received).

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of our lease revenue for the years ended December 31 (in millions):

	2022	2021	2020
Operating lease revenue:
Fixed lease revenue	$1,058.3	$1,063.4	$1,020.9
Variable lease revenue	86.5	70.1	59.4
Total operating lease revenue	$1,144.8	$1,133.5	$1,080.3
Finance lease revenue	9.8	7.0	7.2
Total lease revenue	$1,154.6	$1,140.5	$1,087.5

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and were $81.5 million, $74.8 million and $88.9 million in 2022, 2021 and 2020.

The following table shows the components of our finance leases as of December 31 (in millions):

	2022	2021
Total contractual lease payments receivable	$110.4	$106.9
Estimated unguaranteed residual value of leased assets	18.1	20.0
Unearned income	(32.0)	(26.7)
Finance leases	$96.5	$100.2

The following table shows our future contractual receipts from our noncancelable operating and finance leases as of December 31, 2022 (in millions):

	Operating Leases (1)	Finance Leases	Total
2023	$986.5	$24.0	$1,010.5
2024	742.9	22.8	765.7
2025	508.0	22.0	530.0
2026	339.4	19.5	358.9
2027	210.8	9.9	220.7
Years thereafter	561.1	12.2	573.3
	$3,348.7	$110.4	$3,459.1
__________
(1) The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. The railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At December 31, 2022, we leased 5,183 railcars at Rail North America, all of which are accounted for as operating leases.

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

The following table shows the components of lease expense for the years ended December 31 (in millions):

	2022	2021	2020
Operating lease cost (1):
Fixed lease cost - operating leases	$41.4	$40.0	$53.3
Finance lease cost:
Amortization of right-of-use assets	—	0.2	0.6
Interest on lease liabilities	—	—	0.2
Total lease cost	$41.4	$40.2	$54.1
________
(1) Total operating lease cost includes amounts recorded in operating lease expense and selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $40.1 million for 2022 was recognized in connection with these operating leases compared to $40.7 million for 2021 and $64.3 million for 2020.

The following table shows the maturities of our lease liabilities as of December 31, 2022 (in millions):

Operating Leases
2023	$41.0
2024	38.9
2025	36.2
2026	44.8
2027	38.7
Thereafter	98.4
Total undiscounted lease payments	$298.0
Less: amounts representing interest	(40.1)
Total discounted lease liabilities	$257.9

The following table shows assets recorded as finance leases as of December 31 (in millions):

	2022	2021
Railcars	$—	$1.5
Less: allowance for depreciation	—	—
Finance leases, net of accumulated depreciation	$—	$1.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the lease terms and discount rates related to leases as of December 31:

	2022	2021
Weighted-average remaining lease term (years):
Operating leases	7.9	7.9
Finance leases (1)	—	—
Weighted-average discount rate:
Operating leases	3.58%	3.40%
Finance leases	—%	0.22%
________
(1) The weighted-average remaining lease term for outstanding finance leases was less than one year in 2022 and 2021.

The following table shows other information related to leases for the years ended December 31 (in millions):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$42.4	$40.5	$58.5
Financing cash flows for finance leases	1.5	77.2	40.0
Total cash for leases	$43.9	$117.7	$98.5

Non-cash financing lease transactions (1)	$—	$45.1	$64.9
__________
(1) Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

In 2022, we exercised options to acquire 21 railcars previously recorded on the balance sheet as a finance lease for $1.5 million, compared to the exercise of options to acquire 2,329 railcars for $77.2 million in 2021 and 732 railcars for $40.0 million in 2020.
NOTE 7. Investments in Affiliated Companies

Investments in affiliated companies is composed of investments in domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31 (in millions):

	Segment	2022	2021	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$574.3	$588.1	50.0%
RailPulse LLC	Rail North America	0.8	0.3	13.8%
Investments in Affiliated Companies		$575.1	$588.4
__________
(1) Combined investment balances of a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (collectively, the "RRPF affiliates").

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows our share of affiliates’ earnings by segment for the years ended December 31 (in millions):

	2022	2021	2020
Rail North America	$0.5	$—	$(0.1)
Portfolio Management	45.4	56.5	95.9
Share of affiliates' pre-tax earnings	45.9	56.5	95.8
Income taxes (1)	(12.3)	(55.3)	(33.6)
Share of affiliates' earnings, net of taxes	$33.6	$1.2	$62.2
__________
(1) Income taxes include expenses from deferred income tax adjustments of $39.7 million in 2021 due to an enacted corporate income tax rate increase in the United Kingdom and $12.3 million in 2020 due to the elimination of a previously announced corporate income tax rate reduction.

The following table shows our cash investments in and distributions by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions
	2022	2021	2020	2022	2021	2020
Rail North America	$—	$0.4	$—	$—	$—	$0.1
Portfolio Management	—	—	—	46.3	0.1	0.6
Total	$—	$0.4	$—	$46.3	$0.1	$0.7

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2022	2021	2020
Revenues	$417.7	$407.4	$491.0
Net gains on sales of assets	22.9	79.5	115.7
Net income	73.9	5.0	146.1

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2022	2021
Current assets	$490.7	$574.3
Noncurrent assets	4,186.1	4,389.4
Total assets	$4,676.8	$4,963.7

Current liabilities	$631.8	$492.6
Noncurrent liabilities	2,916.3	3,329.6
Shareholders’ equity	1,128.7	1,141.5
Total liabilities and shareholders' equity	$4,676.8	$4,963.7

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates owned 398 aircraft engines at December 31, 2022, of which 199 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 20 to 25 years to an estimated residual value. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $33.2 million in 2022, $1.2 million in 2021, and $62.0 million in 2020. In 2022, financial results included $11.5 million (after-tax) of impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover. In 2021, financial results included $39.7 million of deferred tax expense due to an enacted corporate income tax rate increase in the United Kingdom. In 2020, financial results included $12.3 million of deferred tax expense due to the elimination of a previously announced corporate income tax rate reduction in the United Kingdom and a transaction involving the refinancing and sale of a group of aircraft spare engines at the RRPF affiliates. In this transaction, the RRPF affiliates sold 21 aircraft spare engines for total proceeds of $233.0 million in 2020. GATX's 50% share of the resulting pre-tax net gains was $35.3 million.

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2022	2021	2020
Lease revenue from third parties	$192.8	$195.5	$257.6
Lease revenue from Rolls-Royce	222.8	211.9	233.4
Depreciation expense	(230.6)	(238.3)	(248.7)
Interest expense	(110.1)	(96.7)	(116.0)
Other expenses	(7.0)	(38.5)	(50.3)
Other income, including net gains on sales of assets	22.9	79.5	115.7
Income before income taxes	90.8	113.4	191.7
Income taxes (1)	(17.5)	(107.4)	(45.6)
Net income	$73.3	$6.0	$146.1
_________
(1)Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2022	2021
Current assets	$485.4	$573.5
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,637.5 and $1,415.5 (a)	4,186.1	4,389.4
Total assets	$4,671.5	$4,962.9

Accounts payable and accrued expenses	$128.7	$130.9
Debt:
Current	503.1	361.8
Noncurrent, net of adjustments for hedges	2,442.7	2,845.1
Other liabilities	473.6	484.4
Shareholders’ equity	1,123.4	1,140.7
Total liabilities and shareholders' equity	$4,671.5	$4,962.9
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2022 (in millions):

	Rolls-Royce	Third Parties	Total
2023	$239.7	$181.4	$421.1
2024	231.0	163.0	394.0
2025	204.1	150.3	354.4
2026	166.6	138.7	305.3
2027	98.1	130.2	228.3
Thereafter	120.6	373.0	493.6
Total	$1,060.1	$1,136.6	$2,196.7

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2022 (in millions):

2023	$506.9
2024	164.1
2025	210.6
2026	465.6
2027	317.9
Thereafter	1,212.0
Total debt principal (1)	$2,877.1
__________
(1) All debt obligations are nonrecourse to the shareholders.

NOTE 8. Debt

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Date of Issue	Final Maturity	Interest Rate	2022	2021
Recourse Fixed Rate Debt
Unsecured	03/19/13	03/30/23	3.90%	$250.0	$250.0
Unsecured	11/05/18	02/15/24	4.35%	300.0	300.0
Unsecured (1)	12/22/16	05/23/24	0.85%	112.4	119.4
Unsecured (1)	11/05/19	11/05/24	0.96%	107.1	113.7
Unsecured (1)	03/20/20	03/20/25	1.00%	107.1	113.7
Unsecured	02/06/15	03/30/25	3.25%	300.0	300.0
Unsecured (1)	08/03/20	08/03/25	1.13%	107.1	113.7
Unsecured	09/13/16	09/15/26	3.25%	350.0	350.0
Unsecured (1)	10/27/21	10/27/26	0.90%	24.6	26.1
Unsecured (1)	11/04/19	11/04/26	1.07%	80.2	85.3
Unsecured	02/09/17	03/30/27	3.85%	300.0	300.0
Unsecured	11/02/17	03/15/28	3.50%	300.0	300.0
Unsecured (1)	10/27/21	10/27/28	1.17%	55.6	59.1
Unsecured	05/07/18	11/07/28	4.55%	300.0	300.0
Unsecured	01/31/19	04/01/29	4.70%	500.0	500.0
Unsecured	05/12/20	06/30/30	4.00%	500.0	500.0
Unsecured	02/03/21	06/01/31	1.90%	400.0	400.0
Unsecured (1)	10/27/21	10/27/31	1.56%	80.3	85.3
Unsecured	03/04/22	06/01/32	3.50%	400.0	—
Unsecured	08/10/22	03/15/33	4.90%	400.0	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	250.0
Unsecured	02/03/21	06/01/51	3.10%	300.0	300.0
Unsecured	08/09/21	06/01/51	3.10%	250.0	250.0
Unsecured	06/11/12	06/15/22	4.75%	—	250.0
Unsecured (1)(2)	12/15/20	12/30/27	0.70%	—	113.7
Total recourse fixed rate debt				$6,074.4	$5,680.0

Recourse Floating Rate Debt
Unsecured	01/15/21	12/14/23	1.00%	$250.0	$250.0
Unsecured (1)(2)	12/15/20	12/30/27	3.69%	117.8	—
Unsecured	09/15/22	09/15/29	6.73%	50.0	—
Total recourse floating rate debt				$417.8	$250.0
Total debt principal				$6,492.2	$5,930.0
Unamortized debt discount and debt issuance costs				(49.1)	(43.6)
Debt adjustment for fair value hedges				(11.6)	1.1
Total Debt				$6,431.5	$5,887.5
__________
(1) Denominated in euros, but presented in U.S. dollars in this table.
(2) This term loan was originally issued on December 15, 2020 with a maturity date of December 31, 2022. During 2022, GATX increased the size of the term loan and extended the maturity date to December 30, 2027. On December 30, 2022, this term loan was repriced from fixed rate to floating rate.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2022 (in millions):

2023	$500.0
2024	519.5
2025	514.1
2026	454.9
2027	417.8
Thereafter	4,085.9
Total debt principal	$6,492.2

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2022	2021
Balance	$17.3	$18.1
Weighted-average interest rate	2.74%	0.84%
Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the United States. In 2022, we entered into an amendment, which extended the maturity on this facility by one year from May 2026 to May 2027 and replaced LIBOR with Term SOFR. This credit facility contains one additional extension option. As of December 31, 2022, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the United States. In 2022, we also entered into an amendment to this facility to extend the maturity by one year from May 2024 to May 2025 and to replace LIBOR with Term SOFR. This credit facility contains one additional extension option as well. As of December 31, 2022, the full $250 million was available under this facility.

In addition, our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2022, €18.9 million was available under these credit facilities.

Annual commitment fees for GATX's credit facilities were $1.2 million for 2022, $1.2 million for 2021, and $1.2 million for 2020.

Delayed Draw Term Loans

On September 12, 2022, we executed a delayed draw term loan agreement in India which provided for a 5-year unsecured term loan in the aggregate principal amount of up to 2.3 billion Indian Rupees ($27.8 million as of December 31, 2022). Advances are allowed through March 31, 2023 pursuant to the terms of the agreement and any amounts borrowed and repaid may not be re-borrowed. The amounts borrowed under the loan agreement are required to be repaid no later than five years from the first drawdown date. As of December 31, 2022, no amount was drawn on this loan.

On December 14, 2020, we executed a delayed draw term loan agreement (“Term Loan”) which provided for a 3-year term loan in the aggregate principal amount of up to $500 million. Advances were allowed from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the Term Loan agreement are required to be repaid no later than December 14, 2023. In 2021, we drew $384 million on the Term Loan, terminated the remaining unused commitment of $116 million, and subsequently repaid $134 million of the outstanding amount. As of December 31, 2022, $250 million was drawn on the Term Loan.

Restrictive Covenants

Our $600 million and $250 million revolving credit facilities contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.2 for the period ended December 31, 2022, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2022, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2022, this limit was $1.9 billion. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2022, we were in compliance with all covenants and conditions of the indentures.

At December 31, 2022, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loans, public debt, and private placement debt balances totaling €740.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At December 31, 2022, we were in compliance with all covenants and conditions of all of our credit agreements.

NOTE 9. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at December 31, 2022 and December 31, 2021.

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

Certain assets were subject to non-recurring Level 3 fair value measurements during 2022 and 2021 and continue to be held at December 31, 2022 and 2021. The fair value of such assets at the time of their measurement was $38.8 million in 2022 and included the Specialized Gas Vessels, our rail business in Russia, railcars and locomotives. The fair value of such assets at the time of their measurement at December 31, 2021 was $2.7 million and included locomotives. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2022 with maturities ranging from 2025 to 2027 and five instruments outstanding with an aggregate notional amount of $300.0 million as of December 31, 2021 with maturities ranging from 2022 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had one instrument outstanding with an aggregate notional amount of $110.1 million as of December 31, 2022 that matures in 2023 and one instrument outstanding with an aggregate notional amount of $101.7 million as of December 31, 2021 that matured in 2022. Within the next 12 months, we expect to reclassify $1.6 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with credit risk related contingent features that were in a liability position as of December 31, 2022 was $12.1 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value December 31, 2022	Fair Value December 31, 2021
Derivative Assets
Interest rate contracts (1)	Other assets	$—	$1.4
Foreign exchange contracts (1)	Other assets	—	3.6
Foreign exchange contracts (2)	Other assets	0.7	3.9
Total derivative assets		$0.7	$8.9
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$11.6	$0.3
Foreign exchange contracts (1)	Other liabilities	0.5	—
Total derivative liabilities		$12.1	$0.3
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of December 31, 2022 and December 31, 2021, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	2022	2021	2022	2021

Recourse debt	$(195.2)	$(300.4)	$(11.6)	$1.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the impacts of our derivative instruments on our statements of comprehensive income for the years ended December 31 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income			Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
Derivative Designation	2022	2021	2020		2022	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$—	$(0.5)	Interest expense	$1.7	$1.9	$2.1
Foreign exchange contracts	(5.7)	(11.9)	20.1	Other (income) expense	(5.7)	(12.0)	12.8
Total	$(5.7)	$(11.9)	$19.6	Total	$(4.0)	$(10.1)	$14.9

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the years ended December 31 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)
2022
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(214.0)	$(27.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	14.1	—
Derivatives designated as hedging instruments	(14.1)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	(1.7)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (1)	—	5.7
Gain (loss) on non-designated derivative contracts	—	0.7

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)
2021
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(204.0)	$(3.7)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	4.5	—
Derivatives designated as hedging instruments	(4.5)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	(1.9)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (1)	—	12.0
Gain (loss) on non-designated derivative contracts	—	3.1

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Interest (expense), net	Other income (expense)
2020
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(190.3)	$(13.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(4.2)	—
Derivatives designated as hedging instruments	4.2	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	(2.1)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (1)	—	(12.8)
Gain (loss) on non-designated derivative contracts	—	6.2
_________
(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments. As of December 31, 2022, short-term investments of $148.5 million consisted of U.S. Treasury securities, which are classified as held-to-maturity and valued at amortized cost. We had no short-term investments as of December 31, 2021.

We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2022	2022	2021	2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$6,045.1	$5,309.8	$5,666.1	$6,040.2
Recourse floating rate debt	417.8	417.0	250.0	250.0

NOTE 10. Asset Impairments and Assets Held for Sale

In 2022 we made the decision to exit Rail Russia, which is reported within the Rail International segment. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. The net assets of Rail Russia were classified as held for sale and adjusted to the lower of respective carrying amount or fair value less costs to dispose. As a result, an impairment loss of $14.6 million was recognized in 2022 and recorded in net gain on asset dispositions. The impairment charge included $1.2 million for the anticipated liquidation of the cumulative translation adjustment. We based the fair value of the net assets on our estimate of the expected sale proceeds. On January 31, 2023, we completed the sale of Rail Russia. See "Note 26. Subsequent Events".

In 2022, we made the decision to sell the Specialized Gas Vessels within the Portfolio Management segment. The Specialized Gas Vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, impairment losses of $34.3 million were recognized in 2022. These impairments were driven by our decision to sell these vessels and resulted from the associated change in our expected use and holding periods for these assets. The impairment losses were included in net gain on asset dispositions. GATX sold two of the vessels in 2022. The fair value of the remaining impaired assets was $25.1 million as of December 31, 2022. We based the fair value of these assets on our estimate of the expected sales proceeds.

The following table summarizes the components of asset impairments for the years ended December 31 (in millions):

	2022	2021	2020
Attributable to Consolidated Assets
Rail North America	$—	$2.4	$0.3
Rail International	14.6	—	—
Portfolio Management	34.3	—	—
Total	$48.9	$2.4	$0.3
Impairment losses at Rail International and Portfolio Management in 2022 were due to decisions to sell Rail Russia and the Specialized Gas Vessels, as noted above. At Rail North America, impairment losses were primarily attributable to railcars and locomotives with declines in value due to excessive damage or functional obsolescence.

In the consolidated statements of comprehensive income, impairment losses related to consolidated assets were included in net gain on asset dispositions.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes assets held for sale by business segment as of December 31 (in millions):

	2022	2021
Rail North America	$1.2	$3.8
Rail International	13.7	—
Portfolio Management	25.1	—
Total assets held for sale	$40.0	$3.8

All assets held for sale at December 31, 2022 are expected to be sold within one year and are included in Other Assets on the balance sheet.

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

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $7.1 million and $2.1 million of expense in 2022 and 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2022 Pension Benefits	2021 Pension Benefits	2022 Retiree Health and Life	2021 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$481.9	$508.6	$19.9	$22.9
Service cost	7.7	8.7	0.2	0.2
Interest cost	10.1	8.1	0.4	0.3
Actuarial gain	(103.4)	(3.1)	(3.2)	(2.0)
Benefits paid	(51.3)	(39.9)	(1.7)	(1.5)
Effect of foreign exchange rate changes	(3.2)	(0.5)	—	—
Benefit obligation at end of year	$341.8	$481.9	$15.6	$19.9
Change in Fair Value of Plan Assets
Plan assets at beginning of year	462.1	465.5	—	—
Actual return on plan assets	(97.4)	34.3	—	—
Effect of exchange rate changes	(4.1)	(0.5)	—	—
Company contributions	14.5	2.7	1.7	1.5
Benefits paid	(51.3)	(39.9)	(1.7)	(1.5)
Plan assets at end of year	$323.8	$462.1	$—	$—
Funded Status at end of year	$(18.0)	$(19.8)	$(15.6)	$(19.9)
Amount Recognized
Other liabilities and other assets (net)	$(18.0)	$(19.8)	$(15.6)	$(19.9)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	69.7	75.8	(7.4)	(4.8)
Prior service credit	—	—	(0.6)	(0.8)
Accumulated other comprehensive loss (income)	69.7	75.8	(8.0)	(5.6)
Total recognized	$51.7	$56.0	$(23.6)	$(25.5)
After-tax amount recognized in accumulated other comprehensive loss (income)	$52.2	$56.7	$(6.0)	$(4.2)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $331.1 million at December 31, 2022 and $458.1 million at December 31, 2021.

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2022	2021
Projected benefit obligations	$256.3	$48.5
Fair value of plan assets	224.1	—

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2022	2021
Accumulated benefit obligations	$24.8	$42.1
Fair value of plan assets	—	—

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the components of net periodic cost for the years ended December 31 (in millions):

	2022 Pension Benefits	2021 Pension Benefits	2020 Pension Benefits	2022 Retiree Health and Life	2021 Retiree Health and Life	2020 Retiree Health and Life
Service cost	$7.7	$8.7	$8.1	$0.2	$0.2	$0.2
Interest cost	10.1	8.1	12.3	0.4	0.3	0.5
Expected return on plan assets	(15.6)	(18.6)	(20.4)	—	—	—
Settlement accounting adjustment	7.1	2.1	—	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.2)	(0.2)	(0.2)
Unrecognized net actuarial loss (gain)	8.6	13.3	12.7	(0.3)	(0.3)	(0.4)
Net periodic cost	$17.9	$13.6	$12.7	$0.1	$—	$0.1
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components are recorded in other expense

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2022	2021
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	5.15%	2.81%
Discount rate — salaried unfunded plans	4.94% - 5.11%	1.80% - 2.74%
Discount rate — hourly funded plan	5.24%	3.03%
Cash balance interest crediting rate — salaried funded plan	3.99%	3.09%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	2.81%	2.41%
Discount rate — hourly funded plan	3.04%	2.74%
Expected return on plan assets — salaried funded plan	4.50%	5.20%
Expected return on plan assets — hourly funded plan	3.40%	4.30%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	4.90%	1.90%
Rate of pension-in-payment increases	3.00%	3.30%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	1.90%	1.20%
Expected return on plan assets	1.70%	2.70%
Rate of pension-in-payment increases	3.30%	2.90%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - combined health	5.05%	2.44%
Discount rate - combined life insurance	5.16%	2.85%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - combined health	2.43%	1.91%
Discount rate - combined life insurance	2.85%	2.45%
Rate of compensation increases	n/a	n/a

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

	2022	2021
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend assumed for next year
Medical claims - pre age 65	6.40%	6.20%
Medical claims - post age 65	5.75%	5.46%
Prescription drugs claims - pre age 65	7.50%	8.04%
Prescription drugs claims - post age 65	7.50%	8.04%
Post age 65 Medicare Advantage Part D	16.25%	15.95%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2032	2029
Prescription drugs claims	2031	2029

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2022 and 2021, and current target asset allocation for 2022, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2022	2021
Asset Category
Equity securities	37.2%	37.4%	41.9%
Debt securities	60.0%	58.2%	53.5%
Real estate	2.8%	3.2%	2.2%
Cash	—%	1.2%	2.4%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2022	2021
Asset Category
Equity securities	19.1%	18.8%	19.7%
Debt securities	79.0%	77.6%	77.5%
Real estate	1.9%	2.0%	1.5%
Cash	—%	1.6%	1.3%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2022 and 2021, and current target asset allocation for 2022, by asset category:

		Plan Assets at December 31
	Target	2022	2021
Asset Category
Debt securities	100.0%	98.9%	100.0%
Cash	—%	1.1%	—%
	100.0%	100.0%	100.0%

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2022	2021
Assets measured at net asset value (1):
Short-term investment collective trust fund	$4.1	$9.1
Common stock collective trust funds	97.9	154.6
Fixed income collective trust funds	213.1	289.8
Real estate collective trust funds	8.7	8.6
Total	$323.8	$462.1
_______
(1) In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

The following is a description of the valuation techniques and inputs used as of December 31, 2022 and 2021.

Short-term investment collective trust fund

We value the short-term investment collective trust fund based on the closing net asset values ("NAV") quoted by the funds. The short-term investment collective trust fund is a highly liquid investment in obligations of the U.S. Government, or its agencies or instrumentalities, and the related money market instruments. The short-term investment fund has no restrictions on redemption frequency or advance notice periods required for redemption. The fund seeks to provide safety of principal, daily liquidity, and a competitive yield over the long term.

Common stock collective trust funds and fixed income collective trust funds

We value common stock collective trust funds and fixed income collective trust funds based on the closing NAV prices quoted by the funds. None of the collective trust funds have restrictions on redemption frequency or advance notice periods required for redemption. The investment objective of each of the common stock funds is long-term total return through capital appreciation and current income. The fixed income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings. The fixed income fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the long-term domestic investment grade credit bond market.

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

In 2023, we expect to contribute approximately $7.6 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2023	$27.3	$5.6	$2.0
2024	27.3	2.3	1.9
2025	27.2	2.3	1.7
2026	27.0	2.2	1.6
2027	26.0	2.2	1.4
Years 2028-2032	124.2	10.4	5.5
Total	$259.0	$25.0	$14.1

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our Board of Directors determines. Contributions to our 401(k) retirement plans were $2.3 million for 2022, $2.3 million for 2021, and $2.3 million for 2020.

NOTE 12. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified stock options, restricted stock units, performance shares, and phantom stock awards. We previously granted stock appreciation rights under this plan as well; however, no stock appreciation rights were granted in 2022, 2021, or 2020. As of December 31, 2022, 5.4 million shares were authorized under the 2012 Plan and 2.3 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $12.7 million for 2022, $17.4 million for 2021, and $15.9 million for 2020, and the related tax benefits were $3.2 million for 2022, $4.4 million for 2021, and $4.0 million for 2020.

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

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term. No stock appreciation rights were issued during 2022, 2021, and 2020.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average fair value for our stock options and the assumptions we used to estimate fair value:

	2022	2021	2020
Weighted-average estimated fair value	$34.77	$29.56	$22.50
Quarterly dividend rate	$0.52	$0.50	$0.48
Expected term of stock options, in years	4.3	4.3	4.2
Risk-free interest rate	1.6%	0.3%	1.3%
Dividend yield	2.0%	2.2%	2.5%
Expected stock price volatility	35.0%	34.4%	28.5%
Present value of dividends	$8.58	$8.61	$7.89

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2022:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,189	$73.94
Granted	284	103.15
Exercised	(300)	63.07
Forfeited/Cancelled	(172)	94.04
Expired	—	79.89
Outstanding at end of the year	1,001	82.04
Vested and exercisable at end of the year	660	75.00

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2022, 2021, and 2020, and the weighted-average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2022:

Stock Options and Stock Appreciation Rights	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Exercised in 2020		$7.6
Exercised in 2021		22.5
Exercised in 2022		13.4

Outstanding at December 31, 2022 (a)	3.9	24.3
Vested and exercisable at December 31, 2022	3.1	20.7
_______
(a) As of December 31, 2022, 0 stock appreciation rights and 1,001,359 stock options were outstanding.

Total cash received from employees for exercises of stock options during the years ended December 31, 2022, 2021, and 2020 was $30.9 million, $21.9 million, and $6.6 million. As of December 31, 2022, we had $6.2 million of unrecognized compensation expense related to nonvested stock options, which we expect to recognize over a weighted-average period of 1.8 years.

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

Performance shares are restricted shares that we grant to key employees for achieving certain strategic objectives. The shares convert to common stock at the end of a specified performance period if predetermined performance goals are achieved, as determined by the Compensation Committee. We estimate the number of shares we expect will vest as a result of actual performance against the performance criteria at the time of grant to determine total compensation expense to be recognized. We reevaluate the estimate annually and adjust total compensation expense for any changes to the estimate of the number of shares we expect to vest. The performance shares granted include an option to settle shares earned in cash upon vesting for certain eligible employees. As a result, these awards are accounted for as liability awards and recorded in other liabilities. The liability and related compensation expense is adjusted to reflect the fair value of the underlying shares at the end of each reporting period. We recognize compensation expense for these awards over the applicable vesting period, which is generally three years.

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2022, there was $8.3 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted-average period of 1.8 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2022:

	Number of Share Units Outstanding (in thousands)	Weighted-Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	107	$79.37
Granted	42	103.37
Vested	(36)	72.50
Forfeited	(5)	92.63
Nonvested at end of the year	108	90.47
Performance Shares:
Nonvested at beginning of the year	88	$83.79
Granted	62	101.03
Net decrease due to estimated performance	(4)	84.18
Vested	(40)	80.63
Forfeited	(33)	96.27
Nonvested at end of the year	73	94.79

The total fair value of restricted stock units and performance shares that vested during the year was $7.7 million in 2022, $11.6 million in 2021, and $10.2 million in 2020.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Employee Director Awards

We grant awards to non-employee directors as a component of their compensation for service on our board of directors. Prior to April 2022, these awards were in the form of phantom stock. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2022, we granted 11,133 units of phantom stock and there were 240,463 units outstanding as of December 31, 2022.

Effective January 1, 2022, our plan was amended, and these awards are now in the form of restricted stock units. Restricted stock awards are dividend participating and, for awards elected to defer, dividends are reinvested in additional restricted stock shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with the deferral election, whole units of restricted stock will be settled with shares of common stock and fractional units will be paid in cash. In 2022, we granted 7,896 restricted stock units to directors and there were 9,044 units outstanding as of December 31, 2022.

NOTE 13. Income Taxes

The following table shows the components of income before income taxes, excluding affiliates, for the years ended December 31 (in millions):

	2022	2021	2020
Income before Income Taxes
Domestic	$55.8	$40.9	$(2.0)
Foreign	121.3	154.2	127.3
Total	$177.1	$195.1	$125.3

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ended December 31 (in millions):

	2022	2021	2020
Income Tax Expense
Current
Domestic:
Federal	$0.2	$0.1	$(3.4)
State and local	—	0.3	0.3
	$0.2	$0.4	$(3.1)
Foreign	18.3	18.6	11.3
Total Current	$18.5	$19.0	$8.2
Deferred
Domestic:
Federal	$11.1	$6.7	$3.6
State and local	2.7	3.0	0.9
	$13.8	$9.7	$4.5
Foreign	22.5	24.5	24.6
Total Deferred	$36.3	$34.2	$29.1
Income taxes	$54.8	$53.2	$37.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31 (in millions):

	2022	2021	2020
Income taxes at federal statutory rate	$37.2	$41.0	$26.3
Adjust for effect of:
Foreign earnings taxed at applicable statutory rates	18.0	10.2	9.8
Foreign deferred tax rate change impact	(2.9)	(0.3)	(0.7)
Nondeductible compensation	2.6	1.9	0.6
Share-based compensation	(2.3)	(3.5)	(1.2)
State income taxes	2.6	1.9	0.2
State income tax rate change impact	(8.3)	—	—
State net operating loss valuation allowance	9.9	1.0	1.0
Other	(2.0)	1.0	1.3
Income taxes	$54.8	$53.2	$37.3
Effective income tax rate	30.9%	27.3%	29.8%

In 2022, our effective tax rate was 30.9% compared to 27.3% in 2021 and 29.8% in 2020.

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

Separately, our affiliates incurred income taxes of $12.3 million, $55.3 million, and $33.6 million respectively in 2022, 2021, and 2020. During 2021 and 2020, changes in the statutory tax rate of the United Kingdom resulted in one-time tax expense adjustments of $39.7 million and $12.3 million, respectively.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2022	2021
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,157.4	$1,093.5
Right-of-use assets	61.1	68.3
Investments in affiliated companies	25.4	27.5
Lease accounting	27.5	29.1
Intangible amortization	1.8	1.9
Other	4.1	5.4
Total deferred tax liabilities	$1,277.3	$1,225.7
Deferred Tax Assets
Lease liability	$64.8	$72.2
Federal net operating loss	83.8	87.8
Foreign tax credit	0.8	0.8
Valuation allowance on foreign tax credit	(0.8)	(0.8)
Federal interest limitation carryforward	38.9	—
State net operating loss	43.1	45.0
Valuation allowance on state net operating loss	(22.7)	(14.9)
State interest limitation carryforward	4.7	—
Foreign net operating loss	0.3	1.6
Accruals not currently deductible for tax purposes	18.3	18.3
Allowance for losses	1.0	1.7
Pension and post-retirement benefits	8.2	9.8
Other	5.4	3.2
Total deferred tax assets	$245.8	$224.7
Net deferred tax liabilities	$1,031.5	$1,001.0

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

At December 31, 2022, we had a U.S. federal tax net operating loss carryforward of $399.2 million that can be carried forward indefinitely until the loss is fully recovered. The utilization of net operating losses carried forward are limited to 80% of future taxable income. We also had foreign tax credits of $0.8 million that expire after 2027. We have recorded a $0.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

At December 31, 2022, due to a provision of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the deductibility of interest expense may be limited on our federal tax return. Disallowed amounts can be carried forward indefinitely until the expense is fully utilized, as a result of this limitation, we have a federal interest expense carryforward amount of $185.4 million.

At December 31, 2022, we had state tax net operating losses of $43.1 million, net of federal benefits that are scheduled to expire at various times beginning in 2023. We have recorded a $22.7 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Also, as a result of the provision in the Tax Act limiting the deductibility of interest expense on our federal tax return, as referenced above, we had a corresponding state interest limitation of $4.7 million, net of federal benefits, that can be carried forward indefinitely until the expense is fully utilized.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2022, we had foreign net operating losses of $0.3 million, with various carryforward periods. It is more likely than not that we will be able to use these losses in the future, and therefore, no valuation allowance is required at this time.

At December 31, 2022, our gross liability for unrecognized tax benefits was $9.4 million. Of this amount $9.2 million is attributed to our foreign operations. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one separate federal income tax return and one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2022, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2019 have been closed or expired. Additionally, we currently have no open federal income tax audits, one open state income tax audit, and two open income tax audits on our foreign operations.

NOTE 14. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2022, we generated approximately 24% of our total revenues from customers in the petroleum industry, 23% from the transportation industry, 22% from the chemical industry, 12% from food/agriculture industries and 9% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Germany, Poland, United Kingdom, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2022, 2021, and 2020. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2022, collective bargaining agreements covered approximately 34% of our employees, of which agreements covering 23% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

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

The following table shows our commercial commitments as of December 31 (in millions):

	2022	2021
Standby letters of credit and performance bonds	$9.0	$9.0
Derivative guarantees	1.9	0.5
Total commercial commitments (1)	$10.9	$9.5
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at December 31, 2022 and December 31, 2021. As of December 31, 2022, our outstanding commitments expire in 2023 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted net income per common share for the years ended December 31 (in millions, except per share amounts):

	2022	2021	2020
Numerator:
Net income from continuing operations	$155.9	$143.1	$150.2
Net income from discontinued operations	—	—	1.1
Net income	$155.9	$143.1	$151.3

Denominator:
Weighted-average shares outstanding - basic	35.4	35.4	35.0
Effect of dilutive securities:
Equity compensation plans	0.5	0.6	0.4
Weighted-average shares outstanding - diluted	35.9	36.0	35.4

Basic earnings per share from continuing operations	$4.41	$4.04	$4.30
Basic earnings per share from discontinued operations	—	—	0.03
Basic earnings per share from consolidated operations	$4.41	$4.04	$4.33

Diluted earnings per share from continuing operations	$4.35	$3.98	$4.24
Diluted earnings per share from discontinued operations	—	—	0.03
Diluted earnings per share from consolidated operations	$4.35	$3.98	$4.27

NOTE 17. Goodwill

Our goodwill was $117.2 million as of December 31, 2022 and $123.0 million as of December 31, 2021. In the fourth quarter of 2022, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. The following table summarizes the components of goodwill by segment for the years ended December 31 (in millions):

	2022	2021
Rail North America	$23.8	$23.8
Rail International	55.1	58.6
Other (1)	38.3	40.6
Total goodwill	$117.2	$123.0
________
(1) Goodwill at the Other segment relates to Trifleet Leasing.

The changes in the carrying amount of our goodwill for 2022 resulted from fluctuations in foreign currency exchange rates.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2022	2021
Beginning balance	$6.2	$6.5
Provision for losses	0.5	0.1
Charges to allowance	(0.7)	(0.5)
Recoveries and other, including foreign exchange adjustments	(0.1)	0.1
Ending balance	$5.9	$6.2
NOTE 19. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2022	2021
Inventory	$60.2	$52.0
Assets held for sale (1)	40.0	3.8
Office furniture, fixtures and other equipment, net of accumulated depreciation	29.5	30.2
Prepaid pension	14.2	28.6
Prepaid items	12.7	42.0
Deferred financing costs	2.5	2.8
Derivatives	0.7	8.9
Other	111.6	96.7
Total other assets	$271.4	$265.0
________
(1) See "Note 10. Asset Impairments and Assets Held for Sale" for additional information.

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2022	2021
Accrued pension and other post-retirement benefits	$47.8	$68.3
Derivatives	12.1	0.3
Environmental accruals	4.7	3.5
Other	37.4	40.3
Total other liabilities	$102.0	$112.4

NOTE 20. Shareholders’ Equity

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2022, we repurchased 0.5 million shares of common stock for $47.2 million. In 2021, we purchased 0.1 million shares of common stock for $13.1 million. In 2020, we did not repurchase any shares of common stock.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2022, 68.6 million shares were issued and 35.3 million shares were outstanding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following shares of common stock were reserved as of December 31, 2022 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.1
GATX Corporation 2012 Incentive Award Plan	5.4
Total	7.5

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2022 or December 31, 2021.

NOTE 21. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2019	$(68.1)	$(10.1)	$(85.4)	$(163.6)
Change in component	24.4	(20.4)	(3.8)	0.2
Reclassification adjustments into earnings (1)	—	14.9	12.1	27.0
Income tax effect	—	1.0	(2.1)	(1.1)
Balance at December 31, 2020	(43.7)	(14.6)	(79.2)	(137.5)
Change in component	(51.7)	12.5	22.7	(16.5)
Reclassification adjustments into earnings (1)	—	(10.1)	12.8	2.7
Income tax effect	—	(0.4)	(8.9)	(9.3)
Balance at December 31, 2021	(95.4)	(12.6)	(52.6)	(160.6)
Change in component	(56.7)	5.8	(1.6)	(52.5)
Reclassification adjustments into earnings (1)	—	(4.0)	8.1	4.1
Income tax effect	—	(0.4)	(2.2)	(2.6)
Balance at December 31, 2022	$(152.1)	$(11.2)	$(48.3)	$(211.6)
________
(1) See "Note 9. Fair Value" and "Note 11. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

NOTE 22. Foreign Operations

For the years ended December 31, 2022, 2021, and 2020, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2022 and 2021, we did not have more than 10% of our identifiable assets in any one foreign country.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2022	2021	2020
Revenues From Continuing Operations
Foreign	$466.9	$468.5	$374.9
United States	806.1	788.9	834.3
Total	$1,273.0	$1,257.4	$1,209.2

Identifiable Assets From Continuing Operations
Foreign	$3,910.2	$3,783.3	$3,438.6
United States	6,161.8	5,758.4	5,499.0
Total	$10,072.0	$9,541.7	$8,937.6

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

Litigation Accruals

We have recorded accruals totaling $4.6 million at December 31, 2022 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 13 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2022, we have recorded accruals of $4.7 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

In 2021, we began investing directly in aircraft spare engines through our entity, GATX Engine Leasing Ltd. ("GEL"). In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including four engines for $120 million from the RRPF affiliates. In 2022, GEL acquired five aircraft spare engines for approximately $150 million. Financial results for this business are reported in the Portfolio Management segment.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 29, 2020, we acquired Trifleet Leasing Holding B.V. ("Trifleet), one of the largest tank container lessors in the world. Financial results for this business are reported in the Other segment. See "Note 4. Business Combinations" for additional information.

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

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. In 2022, after a thorough strategic review, we made the decision to exit Rail Russia. As a result, the net assets of Rail Russia have been classified as held for sale as of December 31, 2022. See "Note 10. Asset Impairments and Assets Held for Sale" for further information. On January 31, 2023, we completed the sale of Rail Russia. See "Note 26. Subsequent Events".

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that we lease, as well as liquefied gas carrying vessels (the "Specialized Gas Vessels"). In 2022, we made the decision to sell the Specialized Gas Vessels. As a result of this decision, the Specialized Gas Vessels have been classified as held for sale. GATX sold two of the vessels in 2022. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

Other includes Trifleet Leasing operations, as well as selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show certain segment data for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2022 Profitability
Revenues
Lease revenue	$826.0	$266.2	$33.0	$29.4	$1,154.6
Marine operating revenue	—	—	18.9	—	18.9
Other revenue	82.0	9.1	1.7	6.7	99.5
Total Revenues	908.0	275.3	53.6	36.1	1,273.0
Expenses
Maintenance expense	238.5	51.4	—	2.8	292.7
Marine operating expense	—	—	14.1	—	14.1
Depreciation expense	258.6	69.1	17.8	12.0	357.5
Operating lease expense	36.1	—	—	—	36.1
Other operating expense	24.5	8.3	2.3	2.3	37.4
Total Expenses	557.7	128.8	34.2	17.1	737.8
Other Income (Expense)
Net gain (loss) on asset dispositions	119.7	(11.2)	(31.1)	0.5	77.9
Interest expense, net	(144.6)	(45.6)	(19.0)	(4.8)	(214.0)
Other expense	(4.6)	(3.8)	—	(18.6)	(27.0)
Share of affiliates' pre-tax earnings	0.5	—	45.4	—	45.9
Segment profit (loss)	$321.3	$85.9	$14.7	$(3.9)	418.0
Less:
Selling, general and administrative expense					195.0
Income taxes (includes $12.3 related to affiliates' earnings)					67.1
Net income from continuing operations					$155.9
Net income from discontinued operations, net of taxes					—
Net income					$155.9

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$102.2	$1.6	$—	$0.3	$104.1
Residual sharing income	2.4	—	3.2	—	5.6
Non-remarketing net gains (1)	15.1	1.8	—	0.2	17.1
Asset impairments	—	(14.6)	(34.3)	—	(48.9)
	$119.7	$(11.2)	$(31.1)	$0.5	$77.9

Capital Expenditures
Portfolio investments and capital additions	$815.9	$243.9	$149.7	$46.3	$1,255.8

Selected Balance Sheet Data
Investments in affiliated companies	$0.8	$—	$574.3	$—	$575.1
Identifiable assets from continuing operations	$6,445.7	$1,774.4	$1,106.6	$745.3	$10,072.0
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2021 Profitability
Revenues
Lease revenue	$814.5	$272.9	$28.1	$25.0	$1,140.5
Marine operating revenue	—	—	19.1	—	19.1
Other revenue	77.2	11.4	0.5	8.7	97.8
Total Revenues	891.7	284.3	47.7	33.7	1,257.4
Expenses
Maintenance expense	235.4	57.6	—	4.1	297.1
Marine operating expense	—	—	17.5	—	17.5
Depreciation expense	261.1	73.6	17.6	12.1	364.4
Operating lease expense	39.2	—	—	—	39.2
Other operating expense	30.3	9.0	1.7	3.0	44.0
Total Expenses	566.0	140.2	36.8	19.2	762.2
Other Income (Expense)
Net gain on asset dispositions	94.3	2.7	8.0	0.9	105.9
Interest expense, net	(136.2)	(45.2)	(16.6)	(6.0)	(204.0)
Other income (expense)	1.6	3.4	2.0	(10.7)	(3.7)
Share of affiliates' pre-tax earnings	—	—	56.5	—	56.5
Segment profit (loss)	$285.4	$105.0	$60.8	$(1.3)	449.9
Less:
Selling, general and administrative expense					198.3
Income taxes (includes $55.3 related to affiliates' earnings)					108.5
Net income from continuing operations					$143.1
Net income from discontinued operations, net of taxes					—
Net income					$143.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$80.7	$1.2	$—	$0.5	$82.4
Residual sharing income	0.9	—	8.0	—	8.9
Non-remarketing net gains (1)	15.1	1.5	—	0.4	17.0
Asset impairments	(2.4)	—	—	—	(2.4)
	$94.3	$2.7	$8.0	$0.9	$105.9

Capital Expenditures
Portfolio investments and capital additions	$574.4	$173.3	$353.0	$31.2	$1,131.9

Selected Balance Sheet Data
Investments in affiliated companies	$0.3	$—	$588.1	$—	$588.4
Identifiable assets from continuing operations	$6,141.7	$1,729.9	$1,048.7	$621.4	$9,541.7
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2020 Profitability
Revenues
Lease revenue	$838.3	$248.4	$0.8	$—	$1,087.5
Marine operating revenue	—	—	15.6	—	15.6
Other revenue	95.8	9.7	0.6	—	106.1
Total Revenues	934.1	258.1	17.0	—	1,209.2
Expenses
Maintenance expense	264.7	50.8	—	—	315.5
Marine operating expense	—	—	19.7	—	19.7
Depreciation expense	258.6	66.6	5.3	—	330.5
Operating lease expense	49.3	—	—	—	49.3
Other operating expense	27.3	7.5	0.5	—	35.3
Total Expenses	599.9	124.9	25.5	—	750.3
Other Income (Expense)
Net gain on asset dispositions	38.3	1.2	2.2	—	41.7
Interest (expense) income, net	(139.9)	(45.9)	(12.2)	7.7	(190.3)
Other expense	(4.9)	(5.0)	—	(3.1)	(13.0)
Share of affiliates' pre-tax (loss) earnings	(0.1)	—	95.9	—	95.8
Segment profit	$227.6	$83.5	$77.4	$4.6	393.1
Less:
Selling, general and administrative expense					172.0
Income taxes (includes $33.6 related to affiliates' earnings)					70.9
Net income from continuing operations					$150.2
Net income from discontinued operations, net of taxes					1.1
Net income					$151.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$38.8	$0.5	$0.1	$—	$39.4
Residual sharing income	0.4	—	2.1	—	2.5
Non-remarketing net (losses) gains (1)	(0.6)	0.7	—	—	0.1
Asset impairments	(0.3)	—	—	—	(0.3)
	$38.3	$1.2	$2.2	$—	$41.7

Capital Expenditures
Portfolio investments and capital additions	$642.0	$216.0	$0.5	$205.5	$1,064.0

Selected Balance Sheet Data
Investments in affiliated companies	$—	$—	$584.7	$—	$584.7
Identifiable assets from continuing operations	$5,944.4	$1,745.8	$706.1	$541.3	$8,937.6
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

Accordingly, the results of operations from our ASC business and gain on sale of ASC are reported in the accompanying consolidated statements of operations as “discontinued operations, net of taxes” for the years ended December 31, 2022, 2021, and 2020. As a result of the completion of the sale in May 2020, there were no operating results in 2022 or 2021. There were no related assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2022 and 2021 in the accompanying balance sheets. We recognized a net gain of $3.6 million, net of taxes, during the second quarter of 2020 in connection with this sale. In the third quarter of 2020, we recognized a net loss of $0.3 million, net of taxes. The net loss on sale recognized in the third quarter was attributable to final post-closing adjustments and expenses related to the sale.

Results of discontinued operations reflect directly attributable revenues, operating and ownership expenses, and income taxes. Results also reflect intercompany allocations for interest. Interest expense was zero for 2022 and 2021, and $2.0 million for 2020. Interest was allocated consistent with GATX's risk-adjusted approach for continuing operations.

The following table shows the financial results of our discontinued operations for the years ended December 31 (in millions):

	2022	2021	2020
Revenues	$—	$—	$27.2
Expenses
Operating expense	—	—	22.5
Depreciation expense	—	—	1.7
Selling, general and administrative expense	—	—	2.8
Total Expenses	—	—	27.0
Other expense	—	—	(3.0)
Loss from Discontinued Operations Before Taxes	—	—	(2.8)
Income tax benefit	—	—	0.6
Net Loss from Discontinued Operations, Net of Taxes	$—	$—	$(2.2)
Gain on Sale of Discontinued Operations, Net of Taxes	—	—	3.3
Total Discontinued Operations, Net of Taxes	$—	$—	$1.1

The following table shows cash flow information for our discontinued operations for the years ending December 31 (in millions):

	2022	2021	2020
Net Cash Used in Operating Activities	$—	$—	$(8.5)
Net Cash Provided by Investing Activities (1)	—	1.1	240.9
Net Cash Provided by Financing Activities	—	—	21.8
Cash Provided by Discontinued Operations, Net	$—	$1.1	$254.2
________
(1) Net cash provided by investing activities included $1.1 million in 2021 for the final proceeds from the sale of ASC that had been held in escrow funds and $257.2 million of proceeds from the sale of ASC in 2020.

NOTE 26. Subsequent Events

We completed the sale of Rail Russia to a third party on January 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control over Financial Reporting

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
February 16, 2023

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On February 15, 2023, the Compensation Committee of the Board of Directors of the Company adopted the GATX Corporation U.S. Executive Severance Plan (the “Plan”) for eligible executives located in the United States, including our executive officers. Pursuant to the Plan, participants will be eligible to receive the following severance benefits upon a qualifying termination, including in connection with a change of control (“COC”) of the Company:

•In the event an executive’s employment is terminated by the Company other than for “cause” (as defined in the Plan) not in connection with a COC, he or she will be entitled to the following: (1) a lump sum payment equal to a multiple of the executive’s base salary depending on his or her position (24 months for the Chief Executive Officer, 18 months for Executive Vice Presidents and 12 months for Senior Vice Presidents) (such period of time, the “severance period”); (2) a lump sum payment equal to a multiple of the executive’s target bonus for the year in which such termination occurs (2x for the Chief Executive Officer, 1.5x for Executive Vice Presidents and 1x for Senior Vice Presidents); (3) a lump sum payment equal to executive’s annual bonus for the year in which the termination occurs, based on the Company’s actual performance, and based on 100% achievement of any individual performance goals, pro-rated for the period of time through the termination date; (4) a lump sum payment equal to the executive’s prior year bonus, if any, if unpaid at the time of termination; (5) continued COBRA premiums for the duration of the severance period; (6) Company-paid outplacement services up to $25,000 for a period of 12 months following the termination date; (7) continued use of the Company’s Employee Assistance Program during the 90-day period following the termination date; and (8) tuition reimbursement for classes in which the executive was enrolled in as of the termination date.

•In the event the executive is terminated by the Company other than for “cause” or if he or she resigns for “good reason” (as defined in the Plan), in each case, during the period commencing on the date of a COC and ending 24 months following such COC, he or she will be entitled to the following: (1) a lump sum payment equal to a multiple of the executive’s base salary depending on his or her position (36 months for the Chief Executive Officer, 24 months for Executive Vice Presidents and 18 months for Senior Vice Presidents) (such period of time, the “COC severance period”); (2) a lump sum payment equal to a multiple of the executive’s target bonus for the year in which such termination occurs (3x for the Chief Executive Officer, 2x for Executive Vice Presidents and 1.5x for Senior Vice Presidents); (3) a lump sum payment equal to executive’s target bonus for the year in which the termination occurs, pro-rated for the period of time through the termination date; (4) a lump sum payment equal to the executive’s prior year bonus, if any, if unpaid at the time of termination; (5) continued COBRA premiums for the duration of the COC severance period; (6) Company-paid outplacement services up to $25,000 for a period of 12 months following the termination date; (7) continued use of the Company’s Employee Assistance Program during the 90-day period following the termination date; and (8) tuition reimbursement for classes in which the executive was enrolled in as of the termination date.

The executive’s receipt of any severance benefits is subject to the executive signing a general release of claims in favor of the Company.

Pursuant to the terms of the Plan, executives will not be eligible for benefits under the plan to the extent they are a party to an existing COC agreement and would receive benefits under such agreement as a result of any termination. Additionally, for the avoidance of doubt, if an executive’s COC agreement provides for more favorable benefits in the event an excise tax is imposed on “excess parachute payments” by the Internal Revenue Code than the benefits provided in the Plan, the more favorable provision contained in the COC agreement shall apply to such executive.

Prior to the adoption of the Plan, the executives eligible for benefits under the Plan participated in the same severance benefit plan that is available generally on a nondiscriminatory basis to all salaried employees located in the United States. Following the effectiveness of the Plan, the executives eligible for benefits under the Plan are no longer eligible to receive benefits under that other plan.

The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.2 and is incorporated by reference herein.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", and "Audit Committee Report" in our definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, which sections are incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.    Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
10.1	Summary of GATX Corporation Non-Employee Directors' Compensation.*
10.2	GATX Corporation U.S. Executive Severance Plan, effective as of February 15, 2023.*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021, and 2020, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX’s Form 8-K dated October 31, 2013, file number 1-2328.
3.2
Amended and Restated By-Laws of GATX Corporation, as amended and restated on October 28, 2022, are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated November 1, 2022, file number 1-2328.

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

i.
Amendment No. 1 to Five Year Credit Agreement dated as of May 21, 2021, among GATX as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, Morgan Stanley MUFG Loan Partners, LLC and KeyBank National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 26, 2022, file number 1-2328.

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

10.3
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated September 30, 2022 is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, file number 1-2328 (Note: Portions of this document have been omitted pursuant to Item 601 of Regulation S-K).

10.4
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
Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010, is incorporated by reference to Exhibit 10.7(ii) to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, file number 1-2328.*

10.5
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.6
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.7
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.8
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.9
Form of Agreement for Employment Following a Change of Control between GATX Corporation and Thomas A. Ellman (dated as of January 1, 2014), Paul F. Titterton (dated as of August 1, 2022), Kim Nero (dated as of May 1, 2021) and Brian L. Glassberg (dated as of December 1, 2022) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.10
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Jennifer McManus (dated as of October 30, 2020), Jennifer Van Aken (dated as of October 30, 2020), Jeffery R. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.11
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated February 24, 2009, file number 1-2328.

10.12
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.13
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.14
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.4 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, file number 1-2328.*

10.15
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017 is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, file number 1-2328.*

10.16
Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control, is incorporated by reference to Exhibit 10.3 to GATX's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.17
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to Thomas A. Ellman is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.18
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Thomas A. Ellman is incorporated by reference to Exhibit 10.2 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.19
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to directors is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.20
Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of January 1, 2022, is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.21
Amended and Restated GATX Corporation Director's Phantom Stock Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.22
Employment Agreement, effective as of October 1, 2022, between GATX Corporation and Necati Gokce Tezel is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated August 12, 2022, file number 1-2328.*

10.23
Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).

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

GATX CORPORATION
Registrant
/s/ ROBERT C. LYONS
Robert C. Lyons
President and Chief Executive Officer
February 16, 2023

Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas A. Ellman, Brian L. Glassberg, and Jennifer M. McManus, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

/s/ ROBERT C. LYONS	President and Chief Executive Officer and Director (Principal Executive Officer)
Robert C. Lyons
February 16, 2023

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 16, 2023

/s/ JENNIFER M. MCMANUS	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Jennifer M. McManus
February 16, 2023

/s/ DIANE M. AIGOTTI	Director
Diane M. Aigotti
February 16, 2023

/s/ ANNE L. ARVIA	Director
Anne L. Arvia
February 16, 2023

/s/ JAMES B. REAM	Director
James B. Ream
February 16, 2023

/s/ ADAM L. STANLEY	Director
Adam L. Stanley
February 16, 2023

/s/ DAVID S. SUTHERLAND	Director
David S. Sutherland
February 16, 2023

/s/ STEPHEN R. WILSON	Director
Stephen R. Wilson
February 16, 2023

/s/ PAUL G. YOVOVICH	Director
Paul G. Yovovich
February 16, 2023