Form 10-Q
period 2023-03-31
GATX CORP
filed 2023-04-28
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

There were 35.3 million common shares outstanding at March 31, 2023.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2023

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our other filings with the U.S. Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2022 and in any subsequent reports on Form 10-Q, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2023	2022
Assets
Cash and Cash Equivalents	$177.4	$303.7
Restricted Cash	0.2	0.3
Short-Term Investments	—	148.5
Receivables
Rent and other receivables	70.8	71.4
Finance leases (as lessor)	116.3	96.5
Less: allowance for losses	(6.0)	(5.9)
	181.1	162.0

Operating Assets and Facilities	11,961.9	11,675.0
Less: allowance for depreciation	(3,470.0)	(3,424.7)
	8,491.9	8,250.3
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	235.4	243.5
	235.4	243.5

Investments in Affiliated Companies	597.6	575.1
Goodwill	118.3	117.2
Other Assets (includes $16.2 and $40.0 related to assets held for sale)	246.2	271.4
Total Assets	$10,048.1	$10,072.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$174.7	$202.2
Debt
Commercial paper and borrowings under bank credit facilities	20.3	17.3
Recourse	6,360.9	6,431.5
	6,381.2	6,448.8
Lease Obligations (as lessee)
Operating leases	246.2	257.9
	246.2	257.9

Deferred Income Taxes	1,049.1	1,031.5
Other Liabilities	95.4	102.0
Total Liabilities	7,946.6	8,042.4
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,652,432 and 68,575,974 Outstanding shares — 35,344,766 and 35,268,308	42.4	42.4
Additional paid in capital	797.5	792.2
Retained earnings	2,888.6	2,831.5
Accumulated other comprehensive loss	(202.1)	(211.6)
Treasury stock at cost (33,307,666 and 33,307,666 shares)	(1,424.9)	(1,424.9)
Total Shareholders’ Equity	2,101.5	2,029.6
Total Liabilities and Shareholders’ Equity	$10,048.1	$10,072.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2023	2022
Revenues
Lease revenue	$302.0	$283.3
Marine operating revenue	3.5	6.2
Other revenue	33.4	27.1
Total Revenues	338.9	316.6
Expenses
Maintenance expense	83.9	74.6
Marine operating expense	2.0	4.2
Depreciation expense	89.8	89.5
Operating lease expense	9.0	9.1
Other operating expense	11.0	10.7
Selling, general and administrative expense	50.4	47.2
Total Expenses	246.1	235.3
Other Income (Expense)
Net gain on asset dispositions	47.1	73.7
Interest expense, net	(59.0)	(51.2)
Other expense	(4.0)	(2.0)
Income before Income Taxes and Share of Affiliates’ Earnings	76.9	101.8
Income taxes	(20.2)	(22.4)
Share of affiliates’ earnings (losses), net of taxes	20.7	(3.6)
Net Income	$77.4	$75.8
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	$8.8	$(25.8)
Unrealized gain on derivative instruments	0.8	0.4
Post-retirement benefit plans	(0.1)	1.5
Other comprehensive income (loss)	$9.5	$(23.9)
Comprehensive Income	$86.9	$51.9

Share Data
Basic earnings per share	$2.19	$2.13
Average number of common shares	35.3	35.5

Diluted earnings per share	$2.16	$2.10
Average number of common shares and common share equivalents	35.8	36.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2023	2022
Operating Activities
Net income	$77.4	$75.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	93.6	92.8
Net gains on disposition of owned assets	(48.1)	(70.8)
Asset impairments	1.2	—
Deferred income taxes	14.1	16.6
Share of affiliates’ (earnings) losses, net of dividends	(20.7)	3.6
Changes in working capital items	(22.5)	(17.8)
Net cash provided by operating activities	95.0	100.2
Investing Activities
Portfolio investments and capital additions	(387.0)	(370.4)
Portfolio proceeds	108.2	151.5
Proceeds from sales of other assets	5.2	11.8
Proceeds from short-term investments	150.0	—
Other	0.7	28.1
Net cash used in investing activities	(122.9)	(179.0)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	165.4	395.9
Repayments of debt (original maturities longer than 90 days)	(250.0)	—
Net increase in debt with original maturities of 90 days or less	2.8	0.9
Stock repurchases	—	(9.0)
Dividends	(20.9)	(20.4)
Purchases of assets previously leased	—	(1.5)
Other	4.4	19.7
Net cash (used in) provided by financing activities	(98.3)	385.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	(1.8)
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	(126.4)	305.0
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	304.0	344.5
Cash, Cash Equivalents, and Restricted Cash at end of the period	$177.6	$649.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2023		2022
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.6	$42.4	68.3	$42.2
Issuance of common stock	0.1	—	0.2	0.2
Balance at end of the period	68.7	42.4	68.5	42.4
Treasury Stock
Balance at beginning of the period	(33.3)	(1,424.9)	(32.8)	(1,377.7)
Stock repurchases	—	—	(0.1)	(9.0)
Balance at end of the period	(33.3)	(1,424.9)	(32.9)	(1,386.7)
Additional Paid In Capital
Balance at beginning of the period		792.2		763.8
Share-based compensation effects		5.3		17.7
Balance at end of the period		797.5		781.5
Retained Earnings
Balance at beginning of the period		2,831.5		2,751.5
Net income		77.4		75.8
Dividends declared ($0.55 and $0.52 per share)		(20.3)		(19.2)
Balance at end of the period		2,888.6		2,808.1
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(211.6)		(160.6)
Other comprehensive income (loss)		9.5		(23.9)
Balance at end of the period		(202.1)		(184.5)
Total Shareholders’ Equity		$2,101.5		$2,060.8

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

In the first quarter of 2023, we sold our rail business in Russia ("Rail Russia") within the Rail International segment. The net assets of Rail Russia had been reported as held for sale since the third quarter of 2022. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

In the first quarter of 2023, we sold one of our liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We had previously sold two vessels in the third quarter of 2022. The remaining two vessels are classified as held for sale as of March 31, 2023.

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2023. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Other Revenue

Other revenue is composed of customer liability repair revenue, termination fees, revenue from aircraft spare engines utilized in an engine capacity agreement, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606. Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

NOTE 4. Leases

GATX as Lessor

We lease railcars, aircraft spare engines, tank containers, and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. In accordance with applicable guidance, we do not separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars and tank containers that, at lease inception, are classified as finance leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our lease revenue (in millions):

	Three Months Ended March 31
	2023	2022
Operating lease revenue:
Fixed lease revenue	$276.8	$260.3
Variable lease revenue	22.5	20.8
Total operating lease revenue	$299.3	$281.1
Finance lease revenue	2.7	2.2
Total lease revenue	$302.0	$283.3

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $23.9 million and $22.6 million for the three months ended March 31, 2023 and 2022.

NOTE 5. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2023 and December 31, 2022.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of March 31, 2023 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2022 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had thirteen instruments outstanding with an aggregate notional amount of $141.9 million as of March 31, 2023 that mature in 2023 and one instrument outstanding with an aggregate notional amount of $110.1 million as of December 31, 2022 that matures in 2023. Within the next 12 months, we expect to reclassify $1.6 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position as of March 31, 2023 was $11.4 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value March 31, 2023	Fair Value December 31, 2022
Derivative Assets
Foreign exchange contracts (1)	Other assets	$0.3	$0.7
Total derivative assets		$0.3	$0.7
Derivative Liabilities
Interest rate contracts (2)	Other liabilities	$9.3	$11.6
Foreign exchange contracts (2)	Other liabilities	2.1	0.5
Foreign exchange contracts (1)	Other liabilities	2.9	—
Total derivative liabilities		$14.3	$12.1
_________
(1) Not designated as hedges.
(2) Designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2023 and December 31, 2022, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2023 and December 31, 2022 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Recourse debt	$(196.1)	$(195.2)	$(9.3)	$(11.6)

The following table shows the impacts of our derivative instruments on our statements of comprehensive income for the three months ended March 31, 2023 and 2022 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended March 31			Three Months Ended March 31
Derivative Designation	2023	2022		2023	2022
Derivatives in cash flow hedging relationships:
Interest rate contracts	$—	$—	Interest expense	$0.4	$0.4
Foreign exchange contracts	1.5	(3.3)	Other expense	1.6	(2.9)
Total	$1.5	$(3.3)	Total	$2.0	$(2.5)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the three months ended March 31, 2023 and 2022 (in millions):

	Location and Amount of Gain (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31
	2023		2022
	Interest expense, net	Other expense	Interest expense, net	Other expense
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(59.0)	$(4.0)	$(51.2)	$(2.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(2.3)	—	5.7	—
Derivatives designated as hedging instruments	2.3	—	(5.7)	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.4)	—	(0.4)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (1)	—	(1.6)	—	2.9
Gain (loss) on non-designated derivative contracts	—	(3.7)	—	1.5
_______
(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other expense.

Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments. There were no short-term investments at March 31, 2023. As of December 31, 2022, short-term investments of $148.5 million consisted of U.S. Treasury securities, which were classified as held-to-maturity and valued at amortized cost.

We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$5,822.2	$5,222.5	$6,045.1	$5,309.8
Recourse floating rate debt	569.2	567.1	417.8	417.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6. Asset Impairments and Assets Held for Sale

In the third quarter of 2022 we made the decision to exit Rail Russia, which is reported within the Rail International segment. The net assets of Rail Russia were then classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses totaling $14.6 million in 2022, which are presented in net asset dispositions in the statements of comprehensive income. The impairment charges included $1.2 million for the anticipated liquidation of the cumulative translation adjustment. In the first quarter of 2023, we completed the sale of Rail Russia and recorded a gain of $0.3 million, which is presented in net gain on asset dispositions in the statements of comprehensive income.

In the second quarter of 2022, we made the decision to sell our five Specialized Gas Vessels within the Portfolio Management segment. The Specialized Gas Vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses totaling $34.3 million in 2022. The impairments were driven by our decision to sell these vessels and resulted from the associated change in our expected use and holding periods for these assets. We sold two vessels in the third quarter of 2022. In the first quarter of 2023, we sold one vessel, resulting in a loss on disposition of $0.4 million, and recorded an impairment loss of $1.2 million on one of the two remaining vessels. The impairment loss was included in net gain on asset dispositions in the statements of comprehensive income. The two remaining vessels continue to be classified as held for sale and their fair value was $15.2 million as of March 31, 2023. We based the fair value of these assets on our estimate of the expected net sales proceeds.

The following table summarizes the components of asset impairments by segment (in millions):

	March 31 2023	March 31 2022
Attributable to Consolidated Assets
Portfolio Management	$1.2	$—
Total	$1.2	$—
The following table summarizes assets held for sale by business segment (in millions):

	March 31 2023	December 31 2022
Rail North America	$1.0	$1.2
Rail International	—	13.7
Portfolio Management	15.2	25.1
Total	$16.2	$40.0

All assets held for sale at March 31, 2023 are expected to be sold within one year and are included in Other Assets on the balance sheet.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended March 31, 2023 and 2022 (in millions):

	2023 Pension Benefits	2022 Pension Benefits	2023 Retiree Health and Life	2022 Retiree Health and Life
Service cost	$1.3	$2.0	$—	$—
Interest cost	4.2	2.6	0.2	0.1
Expected return on plan assets	(5.4)	(4.0)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	—
Unrecognized net actuarial loss (gain)	0.2	2.2	(0.1)	(0.1)
Net periodic cost	$0.3	$2.8	$—	$—
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense and the non-service components are recorded in other expense in the statements of comprehensive income.

NOTE 8. Share-Based Compensation

During the three months ended March 31, 2023, we granted 189,900 non-qualified employee stock options, 34,637 restricted stock units, and 36,860 performance shares. For the three months ended March 31, 2023, total share-based compensation expense was $3.5 million and the related tax benefits were $0.9 million. For the three months ended March 31, 2022 total share-based compensation expense was $4.7 million and the related tax benefits were $1.2 million.

The estimated fair value of our 2023 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2023
Weighted-average estimated fair value	$41.06
Quarterly dividend rate	$0.55
Expected term of stock options, in years	4.2
Risk-free interest rate	3.7%
Dividend yield	1.9%
Expected stock price volatility	35.4%
Present value of dividends	$8.57

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31:

	2023	2022
Effective income tax rate	26.3%	22.0%

The increase in the effective rate for the current year compared to the prior year is primarily due to a benefit in the prior year related to the reduction of the statutory tax rate of Austria, as well as less benefit associated with equity awards vested or exercised during the current year. Both years are impacted by the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

The following table shows our commercial commitments (in millions):

	March 31 2023	December 31 2022
Standby letters of credit and performance bonds	$8.9	$9.0
Derivative guarantees	1.5	1.9
Total commercial commitments (1)	$10.4	$10.9
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at March 31, 2023 and December 31, 2022. As of March 31, 2023, our outstanding commitments expire in 2023 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2023	2022
Numerator:
Net income	$77.4	$75.8

Denominator:
Weighted-average shares outstanding - basic	35.3	35.5
Effect of dilutive securities:
Equity compensation plans	0.5	0.5
Weighted-average shares outstanding - diluted	35.8	36.0
Basic earnings per share	$2.19	$2.13
Diluted earnings per share	$2.16	$2.10

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2022	$(152.1)	$(11.2)	$(48.3)	$(211.6)
Change in component	8.8	(1.1)	(0.1)	7.6
Reclassification adjustments into earnings (1)	—	2.0	—	2.0
Income tax effect	—	(0.1)	—	(0.1)
Balance at March 31, 2023	$(143.3)	$(10.4)	$(48.4)	$(202.1)
________
(1) See "Note 5. Fair Value" and "Note 7. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

NOTE 13. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to the notes included with our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and until January 31, 2023, Rail Russia. GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. In the first quarter of 2023, we completed the sale of Rail Russia. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that we lease, and liquefied gas carrying vessels (the "Specialized Gas Vessels"). GATX sold two Specialized Gas Vessels in the third quarter of 2022 and one vessel in the first quarter of 2023. The two remaining vessels continue to be classified as held for sale as of March 31, 2023. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2023
Revenues
Lease revenue	$215.1	$70.4	$8.3	$8.2	$302.0
Marine operating revenue	—	—	3.5	—	3.5
Other revenue	23.8	2.9	4.5	2.2	33.4
Total Revenues	238.9	73.3	16.3	10.4	338.9
Expenses
Maintenance expense	66.9	15.9	—	1.1	83.9
Marine operating expense	—	—	2.0	—	2.0
Depreciation expense	65.5	15.7	5.4	3.2	89.8
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	7.0	2.2	0.9	0.9	11.0
Total Expenses	148.4	33.8	8.3	5.2	195.7
Other Income (Expense)
Net gain (loss) on asset dispositions	47.8	0.8	(1.5)	—	47.1
Interest expense, net	(42.3)	(12.5)	(5.7)	1.5	(59.0)
Other (expense) income	(0.4)	(4.3)	(0.5)	1.2	(4.0)
Share of affiliates' pre-tax (losses) earnings	(0.4)	—	28.0	—	27.6
Segment profit	$95.2	$23.5	$28.3	$7.9	$154.9
Less:
Selling, general and administrative expense					50.4
Income taxes (includes $6.9 related to affiliates' earnings)					27.1
Net income					$77.4

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains (losses) on disposition of owned assets	$44.7	$0.4	$(0.4)	$—	$44.7
Residual sharing income	0.1	—	0.1	—	0.2
Non-remarketing net gains (1)	3.0	0.4	—	—	3.4
Asset impairments	—	—	(1.2)	—	(1.2)
	$47.8	$0.8	$(1.5)	$—	$47.1

Capital Expenditures
Portfolio investments and capital additions	$296.5	$81.1	$—	$9.4	$387.0

Selected Balance Sheet Data at March 31, 2023
Investments in affiliated companies	$0.4	$—	$597.2	$—	$597.6
Identifiable assets	$6,614.1	$1,837.8	$1,123.8	$472.4	$10,048.1
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2022
Revenues
Lease revenue	$200.7	$67.6	$8.3	$6.7	$283.3
Marine operating revenue	—	—	6.2	—	6.2
Other revenue	23.0	2.3	—	1.8	27.1
Total Revenues	223.7	69.9	14.5	8.5	316.6
Expenses
Maintenance expense	59.9	14.0	—	0.7	74.6
Marine operating expense	—	—	4.2	—	4.2
Depreciation expense	63.5	18.0	5.0	3.0	89.5
Operating lease expense	9.1	—	—	—	9.1
Other operating expense	7.3	2.4	0.5	0.5	10.7
Total Expenses	139.8	34.4	9.7	4.2	188.1
Other Income (Expense)
Net gain on asset dispositions	71.6	1.0	0.9	0.2	73.7
Interest expense, net	(34.4)	(11.2)	(4.7)	(0.9)	(51.2)
Other expense	(0.7)	(0.4)	(0.1)	(0.8)	(2.0)
Share of affiliates' pre-tax losses	—	—	(4.8)	—	(4.8)
Segment profit (loss)	$120.4	$24.9	$(3.9)	$2.8	$144.2
Less:
Selling, general and administrative expense					47.2
Income taxes (includes $1.2 income tax benefit related to affiliates' losses)					21.2
Net income					$75.8

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$64.4	$0.4	$—	$0.1	$64.9
Residual sharing income	2.0	—	0.9	—	2.9
Non-remarketing net gains (1)	5.2	0.6	—	0.1	5.9
	$71.6	$1.0	$0.9	$0.2	$73.7

Capital Expenditures
Portfolio investments and capital additions	$280.4	$78.9	$—	$11.1	$370.4

Selected Balance Sheet Data at December 31, 2022
Investments in affiliated companies	$0.8	$—	$574.3	$—	$575.1
Identifiable assets	$6,445.7	$1,774.4	$1,106.6	$745.3	$10,072.0
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

In the first quarter of 2023, we sold our rail business in Russia ("Rail Russia") within the Rail International segment. The net assets of Rail Russia had been reported as held for sale since the third quarter of 2022.

In the first quarter of 2023, we sold one of our liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We had previously sold two vessels in the third quarter of 2022. The remaining two vessels continue to be classified as held for sale as of March 31, 2023.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see "Non-GAAP Financial Measures" at the end of this item.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2023. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

Russia/Ukraine Conflict

On February 24, 2022, Russian military forces launched a military action in Ukraine. In response to this action, the United States and other countries imposed various economic sanctions and measures against Russia, Belarus, certain sections of Ukraine, and related persons and entities. Russia subsequently enacted countermeasures. Additional sanctions and countermeasures have continued to be imposed as the conflict continues. We continue to closely monitor developments and potential impacts from enacted sanctions and countermeasures and will take mitigating actions as appropriate. This conflict and resulting response have impacted the global economy, financial markets, and supply chains and could adversely affect our business, financial condition, and results of operations.

To date, the conflict has not had a material impact on business operations at our global railcar, aircraft spare engine, and tank container leasing businesses outside of Russia. Furthermore, the nature of the impact on financial results varies across our business units, including RRPF. Higher steel prices have led to higher new asset costs across our rail and tank container leasing businesses, a trend that supports higher lease rates on many existing assets but makes new investments more challenging. Supply chain disruptions, slower new railcar deliveries, and limited access to key components such as wheelsets have been more impactful in Europe and India. We continue to monitor the nature and magnitude of these impacts across our rail and tank container leasing businesses.

In 2022, after a thorough strategic review, we made the decision to exit Rail Russia. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. In the first quarter or 2023, we completed the sale of Rail Russia.

DISCUSSION OF OPERATING RESULTS

Net income for the first quarter of 2023 was $77.4 million, or $2.16 per diluted share, compared to $75.8 million, or $2.10 per diluted share, in 2022. Results for the three months ended March 31, 2023 included a net negative impact of $1.3 million ($0.04 per diluted share) from tax adjustments and other items, compared to a net negative impact of $8.5 million ($0.24 per diluted share) from tax adjustments and other items for the three months ended March 31, 2022. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $5.6 million compared to the prior year, largely due to lower asset disposition gains at Rail North America, partially offset by higher share of affiliates' earnings at the RRPF affiliates.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2023	2022
Segment Revenues
Rail North America	$238.9	$223.7
Rail International	73.3	69.9
Portfolio Management	16.3	14.5
Other	10.4	8.5
	$338.9	$316.6
Segment Profit (Loss)
Rail North America	$95.2	$120.4
Rail International	23.5	24.9
Portfolio Management	28.3	(3.9)
Other	7.9	2.8
	154.9	144.2
Less:
Selling, general and administrative expense	50.4	47.2
Income taxes (includes $6.9 income tax expense and $1.2 income tax benefit related to affiliates' earnings (losses))	27.1	21.2
Net Income (GAAP)	$77.4	$75.8

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$78.7	$84.3
Diluted earnings per share (GAAP)	$2.16	$2.10
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.20	$2.34

Investment Volume	$387.0	$370.4

The following table shows our return on equity for the trailing 12 months ended March 31:

	2023	2022
Return on Equity (GAAP)	7.6%	9.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	10.2%	11.4%
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

RAIL NORTH AMERICA

Segment Summary

Consistent with expectations, conditions in the North American railcar leasing market remained strong in the quarter. Demand for existing railcars continued to be robust for most railcar types, and Rail North America continued to capitalize on current market conditions by increasing renewal lease rates and lengthening lease terms. Rail North America acquired over 1,000 railcars in the secondary market in the first quarter, all on long-term leases with attractive rates. Utilization was 99.3% at the end of the quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2023	2022
Revenues
Lease revenue	$215.1	$200.7
Other revenue	23.8	23.0
Total Revenues	238.9	223.7

Expenses
Maintenance expense	66.9	59.9
Depreciation expense	65.5	63.5
Operating lease expense	9.0	9.1
Other operating expense	7.0	7.3
Total Expenses	148.4	139.8

Other Income (Expense)
Net gain on asset dispositions	47.8	71.6
Interest expense, net	(42.3)	(34.4)
Other expense	(0.4)	(0.7)
Share of affiliates' pre-tax losses	(0.4)	—
Segment Profit	$95.2	$120.4

Investment Volume	$296.5	$280.4

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2023	2022
Railcars	$194.8	$178.7
Boxcars	13.8	15.6
Locomotives	6.5	6.4
Total	$215.1	$200.7

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2022	June 30 2022	September 30 2022	December 31 2022	March 31 2023
Beginning balance	101,570	100,452	101,272	101,289	100,954
Railcars added	943	1,414	772	583	1,816
Railcars scrapped	(547)	(594)	(506)	(486)	(324)
Railcars sold	(1,514)	—	(249)	(432)	(1,227)
Ending balance	100,452	101,272	101,289	100,954	101,219
Utilization rate at quarter end (1)	99.3%	99.4%	99.6%	99.5%	99.3%
Renewal success rate (2)	80.0%	87.7%	87.2%	85.7%	77.9%
Active railcars at quarter end (3)	99,719	100,614	100,834	100,396	100,475
Average active railcars (4)	100,253	100,079	100,783	100,618	100,552
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
(3) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior quarters are impacted by the utilization of new railcars purchased from builders or in the secondary market and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(4) Average active railcars for the quarter is calculated using the number of active railcars at the end of each month.

As of March 31, 2023, leases for approximately 15,600 tank and freight cars and approximately 1,100 boxcars are scheduled to expire over the remainder of 2023. These amounts exclude railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

In 2022 we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At March 31, 2023, 1,452 railcars have been ordered pursuant to the terms of the agreement, none of which have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At March 31, 2023, 4,574 railcars have been ordered pursuant to the amended terms of the agreement, of which 3,871 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. ("Greenbrier") on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of March 31, 2023, 7,650 railcars have been ordered, of which 6,277 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by early 2024.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
1Q22
2Q22
3Q22
4Q22
1Q23
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

During the first quarter of 2023, the renewal rate change of the LPI was positive 34.3%, compared to positive 29.7% in the prior quarter, and positive 9.3% in the first quarter of 2022. Lease terms on renewals for cars in the LPI averaged 37 months in the current quarter, compared to 34 months in the prior quarter, and 30 months in the first quarter of 2022.

Lease Price Index
60%
50%
40%
30%
20%
10%
0%
Avg Renewal Lease Rate Change
40
30
20
10
0
Avg Renewal Term (months)
30
34
33
34
37
9.3%
18.3%
37.5%
29.7%
34.3%
1Q22
2Q22
3Q22
4Q22
1Q23
Average Renewal Lease Rate Change
Average Renewal Lease Term

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	March 31 2022	June 30 2022	September 30 2022	December 31 2022	March 31 2023
Beginning balance	12,946	10,283	10,315	10,224	8,663
Boxcars added	352	85	—	106	229
Boxcars scrapped	(109)	64	(91)	(94)	(103)
Boxcars sold	(2,906)	(117)	—	(1,573)	—
Ending balance	10,283	10,315	10,224	8,663	8,789
Utilization rate at quarter end (1)	99.8%	99.9%	100.0%	99.9%	100.0%
Active boxcars at quarter end (2)	10,266	10,309	10,220	8,657	8,788
Average active railcars (3)	10,856	10,239	10,267	9,032	8,720
_______
(1) Utilization is calculated as the number of boxcars on lease as a percentage of total boxcars in the fleet.
(2) Active boxcars refers to the number boxcars on lease to customers. Changes in boxcars on lease compared to prior quarters are impacted by the utilization of new boxcars purchased from builders or in the secondary market and the disposition of boxcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active boxcars is calculated using the number of active boxcars at the end of each month.

Comparison of Reported Results

Segment Profit

In the first quarter of 2023, segment profit of $95.2 million decreased 20.9% compared to $120.4 million for the same period in the prior year. The decrease was primarily driven by lower net gains on asset dispositions, higher maintenance expense, and higher interest expense, partially offset by higher lease revenue. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year.

Revenues

In the first quarter of 2023, lease revenue increased $14.4 million, or 7.2%, driven by higher lease rates. Other revenue increased $0.8 million, primarily due to higher repair revenue.

Expenses

In the first quarter of 2023, maintenance expense increased $7.0 million. The increase was largely due to more repair events and higher costs, as well as more repairs performed by the railroads. Depreciation expense increased $2.0 million due to more railcars in the fleet during the current year. Other operating expense decreased $0.3 million due to lower insurance and storage expense, partially offset by higher switching and freight costs.

Other Income (Expense)

In the first quarter of 2023, net gain on asset dispositions decreased $23.8 million largely due to fewer railcars and locomotives sold and lower net scrapping gains as a result of fewer railcars scrapped. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $7.9 million, driven by a higher average debt balance and a higher average interest rate.

Investment Volume

During the first three months of 2023, investment volume was $296.5 million compared to $280.4 million in the same period in 2022. We acquired 781 newly built railcars and purchased 1,021 railcars in the secondary market in the first three months of 2023, compared to 1,622 newly built railcars and no railcars in the secondary market in the same period in 2022.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the first three months of 2023 and continued to grow its fleet. GRE experienced renewal lease rate increases for most railcar types in the quarter.

Our rail operations in India ("Rail India") continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways.

In the first quarter of 2023, we sold Rail Russia and recorded a gain of $0.3 million upon completion of the sale. The net assets of Rail Russia had been classified as held for sale, and we recorded impairment losses of $14.6 million in 2022. See "Note 6. Asset Impairments and Assets Held for Sale " in Part I, Item 1 of this Form 10-Q for further information.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2023	2022
Revenues
Lease revenue	$70.4	$67.6
Other revenue	2.9	2.3
Total Revenues	73.3	69.9

Expenses
Maintenance expense	15.9	14.0
Depreciation expense	15.7	18.0
Other operating expense	2.2	2.4
Total Expenses	33.8	34.4

Other Income (Expense)
Net gain on asset dispositions	0.8	1.0
Interest expense, net	(12.5)	(11.2)
Other expense	(4.3)	(0.4)
Segment Profit	$23.5	$24.9

Investment Volume	$81.1	$78.9

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	March 31 2022	June 30 2022	September 30 2022	December 31 2022	March 31 2023
Beginning balance	27,109	27,192	27,470	27,701	28,005
Railcars added	225	347	277	362	502
Railcars scrapped or sold	(142)	(69)	(46)	(58)	(46)
Ending balance	27,192	27,470	27,701	28,005	28,461
Utilization rate at quarter end (1)	99.0%	99.9%	99.4%	99.3%	98.5%
Active railcars at quarter end (2)	26,910	27,434	27,534	27,801	28,031
Average active railcars (3)	26,850	27,158	27,489	27,658	27,931
_______
(1) Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior quarters are impacted by the utilization of newly built railcars and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active railcars for the quarter is calculated using the number of active railcars at the end of each month.

As of March 31, 2023, leases for approximately 3,005 railcars are scheduled to expire over the remainder of 2023. These amounts exclude railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q22
2Q22
3Q22
4Q22
1Q23
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	March 31 2022	June 30 2022	September 30 2022	December 31 2022	March 31 2023
Beginning balance	4,830	5,198	5,503	5,564	5,872
Railcars added	368	305	61	308	479
Ending balance	5,198	5,503	5,564	5,872	6,351
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	5,198	5,503	5,564	5,872	6,351
Average active railcars (3)	5,015	5,366	5,518	5,703	6,038
_______
(1) Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior quarters are impacted by the utilization of newly built railcars and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active railcars for the quarter is calculated using the number of active railcars at the end of each month.

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first quarter of 2023, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $3.0 million and segment profit, excluding other income (expense), by approximately $1.5 million compared to the same period in 2022.

Segment Profit

In the first quarter of 2023, segment profit of $23.5 million decreased 5.6% compared to $24.9 million for the same period in the prior year. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Excluding this gain, results for Rail International were $1.7 million lower than 2022. The decrease was primarily due to changes in foreign exchange rates, partially offset by more railcars on lease and higher lease rates.

Revenues

In the first quarter of 2023, lease revenue increased $2.8 million, or 4.1%, due to more railcars on lease and higher lease rates at GRE and Rail India, partially offset by the impact of foreign exchange rates.

Expenses

In the first quarter of 2023, maintenance expense increased $1.9 million, due to more repairs performed and higher costs for repairs, partially offset by the impact of foreign exchange rates. Depreciation expense decreased $2.3 million, due to certain operating assets at GRE becoming fully depreciated in the prior year, partially offset by the impact of foreign exchange rates and the impact of new railcars added to the fleet.

Other Income (Expense)

In the first quarter of 2023, net gain on asset dispositions decreased $0.2 million, driven by fewer railcars sold and lower net scrapping gains, partially offset by the gain on sale of Rail Russia. Net interest expense increased $1.3 million due to a higher average interest rate and a higher average debt balance. Other expense was unfavorable $3.9 million, driven by the negative impact of changes in foreign exchange rates.

Investment Volume

During the first three months of 2023, investment volume was $81.1 million compared to $78.9 million in the same period in 2022. In the first three months ended March 31, 2023, GRE acquired 502 newly built railcars compared to 225 newly built railcars for the same period in 2022. In the first three months ended March 31, 2023, Rail India acquired 479 newly built railcars, compared to 368 newly built railcars for the same period in 2022.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $28.0 million for the three months ended March 31, 2023, compared to losses of $4.8 million for the same period in 2022. In the first quarter of 2022, RRPF recorded an impairment charge associated with aircraft spare engines in Russia that RRPF does not expect to recover. GATX's 50% share of that net impairment was $15.3 million ($11.5 million after tax).

The operating environment for the RRPF affiliates has gradually improved as global air travel continues to recover following the COVID-19 pandemic. However, the risk of ongoing volatility as a result of the uncertainty of the Russia/Ukraine conflict persists.

Portfolio Management also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. In the fourth quarter of 2022, GEL acquired five aircraft spare engines for approximately $150 million. As of March 31, 2023, GEL owned 19 aircraft spare engines, with 14 on long-term leases with airline customers and five that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates.

Portfolio Management also owns the Specialized Gas Vessels. In 2022, we made the decision to sell the Specialized Gas Vessels and recorded impairment losses totaling $34.3 million. We sold two Specialized Gas Vessels in the third quarter of 2022. In the first quarter of 2023, we sold one vessel and recorded losses of $1.6 million associated with the sale of the vessel and impairment of one of the two remaining vessels. The two remaining vessels continue to be classified as held for sale as of March 31, 2023.

Portfolio Management's total asset base was $1,123.8 million at March 31, 2023, compared to $1,106.6 million at December 31, 2022, and $1,040.1 million at March 31, 2022.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2023	2022
Revenues
Lease revenue	$8.3	$8.3
Marine operating revenue	3.5	6.2
Other revenue	4.5	—
Total Revenues	16.3	14.5

Expenses
Marine operating expense	2.0	4.2
Depreciation expense	5.4	5.0
Other operating expense	0.9	0.5
Total Expenses	8.3	9.7

Other (Expense) Income
Net (loss) gain on asset dispositions	(1.5)	0.9
Interest expense, net	(5.7)	(4.7)
Other expense	(0.5)	(0.1)
Share of affiliates' pre-tax earnings (losses)	28.0	(4.8)
Segment Profit (Loss)	$28.3	$(3.9)

The following table shows the net book values of Portfolio Management's assets (in millions):

	March 31 2022	June 30 2022	September 30 2022	December 31 2022	March 31 2023
Investment in RRPF Affiliates	$584.7	$596.2	$603.7	$574.3	$597.2
GEL owned aircraft spare engines	336.8	333.2	329.5	475.0	469.6
Specialized Gas Vessels	101.7	70.3	28.4	25.1	15.2
Other owned assets	16.9	24.0	29.5	32.2	41.8
Managed assets (1)	7.9	6.0	4.1	2.3	1.4
________
(1) Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of March 31, 2023, the RRPF affiliates' portfolio consisted of 395 aircraft spare engines with a net book value of $4,088.2 million, compared to 398 aircraft spare engines with a net book value of $4,176.5 million at the end of the prior quarter and 398 aircraft spare engines with a net book value of $4,291.8 million at March 31, 2022.

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2022	June 30 2022	September 30 2022	December 31 2022	March 31 2023
Beginning balance	407	398	396	394	398
Engine acquisitions	—	1	3	5	1
Engine dispositions	(9)	(3)	(5)	(1)	(4)
Ending balance	398	396	394	398	395
Utilization rate at quarter end (1)	92.2%	91.9%	93.7%	94.2%	94.4%
Average leased engines (2)	378	367	365	373	374
________
(1) Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2) Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
1Q22
2Q22
3Q22
4Q22
1Q23
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of Reported Results

Segment Profit

In the first quarter of 2023, segment profit was $28.3 million, compared to segment loss of $3.9 million for the same period in the prior year. Segment profit in 2023 included $1.6 million of losses associated with the Specialized Gas Vessels. Segment loss in 2022 included a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding these items, results for Portfolio Management were $18.5 million higher than 2022, driven by higher share of affiliates' earnings at the RRPF affiliates.

Revenues

In the first quarter of 2023, lease revenue was comparable to the same period in the prior year. Marine operating revenue decreased $2.7 million, driven by the absence of revenue from the Specialized Gas Vessels sold in 2022.

Expenses

In the first quarter of 2023, marine operating expense decreased $2.2 million, due to the absence of expense from the Specialized Gas Vessels sold in 2022. Depreciation expense increased $0.4 million, due to new aircraft spare engines acquired in 2022, offset by the absence of depreciation expense on the Specialized Gas Vessels due to the classification of the vessels as held for sale in 2022 and subsequent sales.

Other (Expense) Income

In the first quarter of 2023, net (loss) gain on asset dispositions was unfavorable by $2.4 million, driven by the impairment charges and loss on disposition recorded in the current year for the Specialized Gas Vessels.

In the first quarter of 2023, income from our share of affiliates' earnings increased $32.8 million, driven by the absence of $15.3 million net impairment charge recorded in the prior year for aircraft spare engines in Russia that RRPF does not expect to recover, higher income from operations and remarketing income.

OTHER

Other comprises our Trifleet Leasing business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and certain eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2023	2022
Trifleet Leasing revenue	$10.4	$8.5

Trifleet Leasing segment profit	$3.7	$3.0
Unallocated interest income	3.0	0.5
Other income (expense), including eliminations	1.2	(0.7)
Segment Profit	$7.9	$2.8

Selling, general and administrative expense	$50.4	$47.2

Trifleet Leasing Summary

The tank container leasing market was strong in the first quarter and demand for tank containers was robust. Utilization was 93.1% at the end of the quarter.

Trifleet Leasing Tank Container Data

The following table shows fleet statistics for Trifleet Leasing's tank containers for the quarter ended:

	March 31 2022	June 30 2022	September 30 2022	December 31 2022	March 31 2023
Ending balance - owned and managed	20,258	20,576	21,187	21,999	22,528
Utilization rate at quarter-end - owned and managed (1)	91.6%	92.4%	93.1%	93.1%	93.1%
_______
(1) Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $3.2 million for the first quarter of 2023 compared to the same period in the prior year, driven by higher employee-related expenses, higher discretionary travel and entertainment expenses, and higher information technology costs.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income (expense), including eliminations was favorable by $1.9 million in the first quarter of 2023 compared to the same period in the prior year, driven by lower pension-related expenses and the impact of foreign exchange rates on a foreign pension plan.

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

As of March 31, 2023, we had an unrestricted cash balance of $177.4 million. We also have a $250 million 3-year unsecured revolving credit facility in the United States that matures in 2025 and a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2027, both of which are fully available as of March 31, 2023.

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31 (in millions):

	2023	2022
Net Cash Provided by Operating Activities	$95.0	$100.2
Net Cash Used in Investing Activities	(122.9)	(179.0)
Net Cash (Used in) Provided by Financing Activities	(98.3)	385.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	(1.8)
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	$(126.4)	$305.0

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first three months of 2023 of $95.0 million decreased $5.2 million compared to the same period in 2022. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher payments for interest and other operating expenses were offset by lower cash payments for operating leases and income taxes.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the three months ended March 31 (in millions):

	2023	2022
Portfolio Investments and Capital Additions (1)	$(387.0)	$(370.4)
Portfolio Proceeds (2)	108.2	151.5
Proceeds From Short-Term Investments (3)	150.0	—
Other Investing Activity	5.9	39.9
Net Cash Used in Investing Activities	$(122.9)	$(179.0)
__________
(1) Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements.
(2) Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3) Proceeds from short-term U.S. Treasury Obligations with an original maturity date of over 90 days.

The increase in portfolio investments and capital additions of $16.6 million for the first three months of 2023 was primarily due to more railcars acquired at Rail North America and Rail International, partially offset by fewer tank containers acquired at Trifleet Leasing. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds decreased by $43.3 million for the first three months of 2023, resulting from fewer railcars sold at Rail North America, partially offset by proceeds from the sale of Rail Russia and one of the Specialized Gas Vessels at Portfolio Management.

Net Cash (Used in) Provided by Financing Activities

The following table shows net cash (used in) provided by financing activities for the three months ended March 31 (in millions):

	2023	2022
Net proceeds from issuance of debt (original maturities longer than 90 days (1)	$165.4	$395.9
Repayments of debt (original maturities longer than 90 days) (1)	(250.0)	—
Net increase in debt with original maturities of 90 days or less	2.8	0.9
Dividends	(20.9)	(20.4)
Purchases of assets previously leased (2)	—	(1.5)
Stock repurchases (3)	—	(9.0)
Other	4.4	19.7
Net cash (used in) provided by financing activities	$(98.3)	$385.6
__________
(1) In the first quarter of 2023, proceeds from the issuance of debt were $165.4 million (net of debt issuance costs). We drew $100.0 million, $50.0 million, and $15.8 million from the three delayed draw bank term loans, discussed below.
(2) We did not purchase any railcars that were previously leased in the first quarter of 2023, compared to 21 railcars in the first quarter of 2022.
(3) We did not repurchase any shares of common stock in the first quarter of 2023, compared to 89,580 shares of common stock repurchased for $9.0 million during the same period in 2022.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2023 (in millions):

	Material Cash Obligations by Period
	Total	2023 (1)	2024	2025	2026	2027	Thereafter
Recourse debt	$6,417.9	$250.0	$522.2	$516.8	$556.2	$419.2	$4,153.5
Interest on recourse debt (2)	2,665.2	261.4	325.8	311.6	299.6	281.0	1,185.8
Commercial paper and credit facilities	20.3	20.3	—	—	—	—	—
Operating lease obligations	284.0	26.9	39.0	36.3	44.8	38.7	98.3
Purchase commitments (3)	2,621.5	768.2	401.5	330.6	334.4	337.9	448.9
Total	$12,008.9	$1,326.8	$1,288.5	$1,195.3	$1,235.0	$1,076.8	$5,886.5
__________
(1) For the remainder of the year.
(2) For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2023.
(3) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements. For additional details on our purchase agreements, refer to the discussion of Rail North America operating results within this item.

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

The following table shows additional information regarding our short-term borrowings for the three months ended March 31, 2023:

Europe (1)
Balance as of March 31 (in millions)	$20.3
Weighted-average interest rate	3.8%
Euro/dollar exchange rate	1.08

Average daily amount outstanding during the first quarter (in millions)	$17.5
Weighted-average interest rate	3.1%
Average Euro/dollar exchange rate	1.07

Maximum daily amount outstanding (in millions)	$26.2
Euro/dollar exchange rate	1.06
__________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $250 million 3-year unsecured revolving credit facility in the United States, expiring in May 2025. This credit facility contains one additional extension option. As of March 31, 2023, the full $250 million was available on this facility. Additionally we have a $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2027. This credit facility contains one additional extension option as well. As of March 31, 2023, the full $600 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of March 31, 2023, €16.3 million was available under these credit facilities.

Delayed Draw Term Loans

On January 31, 2023, we executed a delayed draw term loan agreement, which provided for a 5-year unsecured term loan in the aggregate principal amount of up to $50 million. Advances were allowed through March 31, 2023 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the agreement are required to be repaid no later than January 31, 2028. We subsequently drew the full $50 million on the loan in the first quarter. As of March 31, 2023, $50 million was drawn on this loan.

On January 12, 2023, we executed a delayed draw term loan agreement, which provided for a 3-year unsecured term loan in the aggregate principal amount of up to $100 million. Advances were allowed through March 31, 2023 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the agreement are required to be repaid no later than January 12, 2026, subject to two one-year extension options. We subsequently drew the full $100 million on the loan in the first quarter. As of March 31, 2023, $100.0 million was drawn on this loan.

On September 12, 2022, we executed an unsecured delayed draw term loan agreement in India with a 5-year unsecured term loan and principal amount of up to 2.3 billion Indian Rupees ($28.0 million as of March 31, 2023). In the first quarter of 2023, we drew 1.3 billion Indian Rupees ($15.8 million as of March 31, 2023) on the loan. Advances are allowed through May 31, 2023 (extended from earlier availability period ending March 31, 2023) pursuant to the terms of the agreement and any amounts borrowed and repaid may not be re-borrowed. The amounts borrowed under the loan agreement are required to be repaid no later than five years from the first drawdown date. As of March 31, 2023, $15.8 million was drawn on this loan.

On December 14, 2020, we executed a delayed draw term loan agreement with a 3-year term loan and aggregate principal amount of up to $500 million. Advances were allowed from December 14, 2020 through April 17, 2021 pursuant to the terms of the agreement and any amounts borrowed and repaid could not be re-borrowed. The amounts borrowed under the agreement are required to be repaid no later than December 14, 2023. In 2021, we drew $384 million on the loan, terminated the remaining unused commitment of $116 million, and subsequently repaid $134 million of the outstanding amount. As of March 31, 2023, $250 million was drawn on the U.S. Term Loan.

Restrictive Covenants

Our $250 million and $600 million revolving credit facilities contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Some of our bank term loans have the same financial covenants as these facilities.
The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

At March 31, 2023, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loans, public debt, and private placement debt balances totaling €740.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At March 31, 2023, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of March 31, 2023, our long-term unsecured debt was rated BBB by Standard & Poor's, Baa2 by Moody’s Investor Service and BBB+ by Fitch Ratings, Inc., and our short-term unsecured debt was rated A-2 by Standard & Poor's, P-2 by Moody’s Investor Service and F2 by Fitch Ratings, Inc.. Our rating outlook from all agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash and short-term investments) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
Debt and lease obligations, net of unrestricted cash and short-term investments:
Unrestricted cash and short-term investments	$(177.4)	$(452.2)	$(596.3)	$(180.3)	$(649.3)
Commercial paper and bank credit facilities	20.3	17.3	16.3	20.0	18.6
Recourse debt	6,360.9	6,431.5	6,353.1	5,964.4	6,256.9
Operating lease obligations	246.2	257.9	259.0	266.7	273.4
Total debt and lease obligations, net of unrestricted cash and short-term investments	$6,450.0	$6,254.5	$6,032.1	$6,070.8	$5,899.6
Total recourse debt (1)	$6,450.0	$6,254.5	$6,032.1	$6,070.8	$5,899.6
Shareholders' Equity	$2,101.5	$2,029.6	$1,940.5	$1,981.5	$2,060.8
Recourse Leverage (2)	3.1	3.1	3.1	3.1	2.9
________
(1) Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash and short-term investments.
(2) Calculated as total recourse debt / shareholder's equity.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the three months ended March 31, 2023, compared to 89,580 shares of common stock purchased for $9.0 million, excluding commissions, during the same period in 2022. As of March 31, 2023, $89.6 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended March 31
	2023	2022
Net income (GAAP)	$77.4	$75.8
Adjustments attributable to consolidated pre-tax income:
Gain on sale of Rail Russia at Rail International (1)	$(0.3)	$—
Loss on Specialized Gas Vessels at Portfolio Management (2)	1.6	—
Total adjustments attributable to consolidated pre-tax income	$1.3	$—
Income taxes thereon, based on applicable effective tax rate	$—	$—
Other income tax adjustments attributable to consolidated income:
Income tax rate change (3)	—	(3.0)
Total other income tax adjustments attributable to consolidated income	$—	$(3.0)
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (4)	$—	$11.5
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$11.5
Net income, excluding tax adjustments and other items (non-GAAP)	$78.7	$84.3

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended March 31
	2023	2022
Diluted earnings per share (GAAP)	$2.16	$2.10
Adjustments attributable to consolidated income, net of taxes:
Gain on sale of Rail Russia at Rail International (1)	$(0.01)	$—
Loss on Specialized Gas Vessels at Portfolio Management (2)	0.05	—
Other income tax adjustments attributable to consolidated income:
Income tax rate change (3)	—	(0.08)
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (4)	—	0.32
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$2.20	$2.34

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2023	2022
Net income (GAAP)	$157.5	$182.4

Adjustments attributable to consolidated pre-tax income:
Net loss on Rail Russia at Rail International (1)	$14.3	$—
Loss on Specialized Gas Vessels at Portfolio Management (2)	35.9	—
Environmental remediation costs (5)	5.9	—
Net insurance proceeds (6)	—	(5.3)
Debt extinguishment costs (7)	—	4.5
Total adjustments attributable to pre-tax income	$56.1	$(0.8)
Income taxes thereon, based on applicable effective tax rate	$(1.5)	$0.2

Other income tax adjustments attributable to income:
Income tax rate change (3)	—	(3.0)
Total other income tax adjustments attributable to consolidated income	$—	$(3.0)

Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (4)	$—	$11.5
Income tax rate changes (8)	—	39.7
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$51.2
Net income, excluding tax adjustments and other items (non-GAAP)	$212.1	$230.0
_______
(1)    In the third quarter of 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In the first quarter of 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(2)    In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. As a result, we recorded losses in 2022 associated with the impairments of these assets. In the first quarter of 2023, we recorded $1.6 million of losses associated with the impairments and subsequent sales of these assets.
(3)    Deferred income tax adjustment due to an enacted corporate income tax rate reduction in Austria in 2022.
(4)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(5)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(6)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.
(7)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(8)    Deferred income tax adjustment due to an enacted corporate income tax rate increase in the United Kingdom in 2021.

	2023	2022
Return on Equity (GAAP)	7.6%	9.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	10.2%	11.4%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2022, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 13. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since December 31, 2022. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

No share repurchases were completed during the first quarter of 2023. As of March 31, 2023, $89.6 million remained available under the repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: April 28, 2023