Form 10-Q
period 2023-06-30
GATX CORP
filed 2023-07-27
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

There were 35.4 million common shares outstanding at June 30, 2023.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2023

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2023	2022
Assets
Cash and Cash Equivalents	$317.5	$303.7
Restricted Cash	0.2	0.3
Short-Term Investments	—	148.5
Receivables
Rent and other receivables	70.0	71.4
Finance leases (as lessor)	127.9	96.5
Less: allowance for losses	(5.9)	(5.9)
	192.0	162.0

Operating Assets and Facilities	12,392.5	11,675.0
Less: allowance for depreciation	(3,521.8)	(3,424.7)
	8,870.7	8,250.3
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	228.4	243.5
	228.4	243.5

Investments in Affiliated Companies	611.7	575.1
Goodwill	119.0	117.2
Other Assets (includes $9.7 and $40.0 related to assets held for sale)	250.6	271.4
Total Assets	$10,590.1	$10,072.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$202.8	$202.2
Debt
Commercial paper and borrowings under bank credit facilities	10.9	17.3
Recourse	6,785.6	6,431.5
	6,796.5	6,448.8
Lease Obligations (as lessee)
Operating leases	241.1	257.9
	241.1	257.9

Deferred Income Taxes	1,066.6	1,031.5
Other Liabilities	104.2	102.0
Total Liabilities	8,411.2	8,042.4
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,756,041 and 68,575,974 Outstanding shares — 35,448,375 and 35,268,308	42.5	42.4
Additional paid in capital	807.8	792.2
Retained earnings	2,931.6	2,831.5
Accumulated other comprehensive loss	(178.1)	(211.6)
Treasury stock at cost (33,307,666 and 33,307,666 shares)	(1,424.9)	(1,424.9)
Total Shareholders’ Equity	2,178.9	2,029.6
Total Liabilities and Shareholders’ Equity	$10,590.1	$10,072.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues
Lease revenue	$308.6	$284.9	$610.6	$568.2
Marine operating revenue	2.0	5.2	5.5	11.4
Other revenue	32.6	22.6	66.0	49.7
Total Revenues	343.2	312.7	682.1	629.3
Expenses
Maintenance expense	82.3	70.8	166.2	145.4
Marine operating expense	2.4	3.9	4.4	8.1
Depreciation expense	92.1	90.0	181.9	179.5
Operating lease expense	9.0	9.0	18.0	18.1
Other operating expense	11.0	9.3	22.0	20.0
Selling, general and administrative expense	52.0	47.9	102.4	95.1
Total Expenses	248.8	230.9	494.9	466.2
Other Income (Expense)
Net gain (loss) on asset dispositions	41.1	(24.2)	88.2	49.5
Interest expense, net	(63.7)	(51.9)	(122.7)	(103.1)
Other expense	(4.9)	(11.3)	(8.9)	(13.3)
Income (loss) before Income Taxes and Share of Affiliates’ Earnings	66.9	(5.6)	143.8	96.2
Income taxes	(17.6)	(2.7)	(37.8)	(25.1)
Share of affiliates' earnings, net of taxes	14.0	10.9	34.7	7.3
Net Income	$63.3	$2.6	$140.7	$78.4
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	$23.1	$(34.7)	$31.9	$(60.5)
Unrealized (loss) gain on derivative instruments	(0.2)	0.2	0.6	0.6
Post-retirement benefit plans	1.1	1.7	1.0	3.2
Other comprehensive income (loss)	24.0	(32.8)	33.5	(56.7)
Comprehensive Income (Loss)	$87.3	$(30.2)	$174.2	$21.7

Share Data
Basic earnings per share	$1.74	$0.07	$3.88	$2.21
Average number of common shares	35.6	35.5	35.6	35.5

Diluted earnings per share	$1.74	$0.07	$3.87	$2.18
Average number of common shares and common share equivalents	35.7	36.0	35.7	36.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2023	2022
Operating Activities
Net income	$140.7	$78.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	189.7	186.1
Net gains on disposition of owned assets	(89.0)	(77.3)
Asset impairments	1.2	31.5
Deferred income taxes	27.8	15.6
Share of affiliates’ earnings, net of dividends	(34.7)	(7.3)
Changes in working capital items	22.7	(10.5)
Net cash provided by operating activities	258.4	216.5
Investing Activities
Portfolio investments and capital additions	(873.6)	(684.5)
Portfolio proceeds	166.5	160.8
Proceeds from sales of other assets	10.9	19.4
Proceeds from short-term investments	150.0	—
Other	1.6	28.2
Net cash used in investing activities	(544.6)	(476.1)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	585.4	395.1
Repayments of debt (original maturities longer than 90 days)	(250.0)	(250.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(6.8)	3.4
Stock repurchases	—	(39.2)
Dividends	(40.8)	(39.2)
Purchases of assets previously leased	—	(1.5)
Other	11.1	30.4
Net cash provided by financing activities	298.9	99.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	(3.4)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the period	13.7	(164.0)
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	304.0	344.5
Cash, Cash Equivalents, and Restricted Cash at end of the period	$317.7	$180.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30				Six Months Ended June 30
	2023		2022		2023		2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.7	$42.4	68.5	$42.4	68.6	$42.4	68.3	$42.2
Issuance of common stock	0.1	0.1	—	—	0.2	0.1	0.2	0.2
Balance at end of the period	68.8	42.5	68.5	42.4	68.8	42.5	68.5	42.4
Treasury Stock
Balance at beginning of the period	(33.3)	(1,424.9)	(32.9)	(1,386.7)	(33.3)	(1,424.9)	(32.8)	(1,377.7)
Stock repurchases	—	—	(0.3)	(33.2)	—	—	(0.4)	(42.2)
Balance at end of the period	(33.3)	(1,424.9)	(33.2)	(1,419.9)	(33.3)	(1,424.9)	(33.2)	(1,419.9)
Additional Paid In Capital
Balance at beginning of the period		797.5		781.5		792.2		763.8
Share-based compensation effects		10.3		3.2		15.6		20.9
Balance at end of the period		807.8		784.7		807.8		784.7
Retained Earnings
Balance at beginning of the period		2,888.6		2,808.1		2,831.5		2,751.5
Net income		63.3		2.6		140.7		78.4
Dividends declared ($0.55 and $0.52 per share QTR and $1.10 and $1.04 YTD)		(20.3)		(19.1)		(40.6)		(38.3)
Balance at end of the period		2,931.6		2,791.6		2,931.6		2,791.6
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(202.1)		(184.5)		(211.6)		(160.6)
Other comprehensive income (loss)		24.0		(32.8)		33.5		(56.7)
Balance at end of the period		(178.1)		(217.3)		(178.1)		(217.3)
Total Shareholders’ Equity		$2,178.9		$1,981.5		$2,178.9		$1,981.5

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

In the second quarter of 2023, we sold one of our liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We had previously sold one vessel in the first quarter of 2023 and two vessels in the third quarter of 2022. The one remaining vessel is classified as held for sale as of June 30, 2023.

In the second quarter of 2023, GATX Engine Leasing ("GEL") acquired nine aircraft spare engines for approximately $239 million.

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

Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2023. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We disaggregate revenue into three categories as presented on our statement of comprehensive income (loss):

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Operating lease revenue:
Fixed lease revenue	$281.7	$260.9	$558.5	$521.2
Variable lease revenue	23.9	21.7	46.4	42.5
Total operating lease revenue	$305.6	$282.6	$604.9	$563.7
Finance lease revenue	3.0	2.3	5.7	4.5
Total lease revenue	$308.6	$284.9	$610.6	$568.2

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income (loss) and was $21.8 million and $45.7 million for the three and six months ended June 30, 2023 and $18.3 million and $40.9 million for the three and six months ended June 30, 2022.

NOTE 5. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2023 and December 31, 2022.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of June 30, 2023 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2022 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had twelve instruments outstanding with an aggregate notional amount of $172.6 million as of June 30, 2023 that mature in 2023 and one instrument outstanding with an aggregate notional amount of $110.1 million as of December 31, 2022 that matures in 2023. Within the next 12 months, we expect to reclassify $1.6 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
with credit risk related contingent features that were in a liability position as of June 30, 2023 was $14.9 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value June 30, 2023	Fair Value December 31, 2022
Derivative Assets
Foreign exchange contracts (1)	Other assets	$0.1	$—
Foreign exchange contracts (2)	Other assets	—	0.7
Total derivative assets		$0.1	$0.7
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$11.9	$11.6
Foreign exchange contracts (1)	Other liabilities	3.0	0.5
Foreign exchange contracts (2)	Other liabilities	10.4	—
Total derivative liabilities		$25.3	$12.1
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2023 and December 31, 2022, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Recourse debt	$(195.2)	$(195.2)	$(11.9)	$(11.6)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our statements of comprehensive income (loss) (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$1.0	$(4.6)	$2.5	$(7.9)
Total	$1.0	$(4.6)	$2.5	$(7.9)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Interest expense	$0.4	$0.4	$0.8	$0.8
Other expense	0.8	(5.2)	2.4	(8.1)
Total	$1.2	$(4.8)	$3.2	$(7.3)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (loss) (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Total interest expense	$(63.7)	$(51.9)	$(122.7)	$(103.1)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	2.6	1.5	0.3	7.2
Derivatives designated as hedging instruments	(2.6)	(1.5)	(0.3)	(7.2)
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.4)	(0.4)	(0.8)	(0.8)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Total other expense	$(4.9)	$(11.3)	$(8.9)	$(13.3)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings (1)	(0.8)	5.2	(2.4)	8.1
(Loss) gain on non-designated derivative contracts	(7.5)	3.2	(11.2)	4.7
_________
(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other expense.

Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments. There were no short-term investments at June 30, 2023. As of December 31, 2022, short-term investments of $148.5 million consisted of U.S. Treasury securities, which were classified as held-to-maturity and valued at amortized cost.

We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$6,248.3	$5,564.2	$6,045.1	$5,309.8
Recourse floating rate debt	570.0	567.9	417.8	417.0

NOTE 6. Asset Impairments and Assets Held for Sale

In the third quarter of 2022, we made the decision to exit Rail Russia, which is reported within the Rail International segment. The net assets of Rail Russia were then classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses totaling $14.6 million in 2022, which are presented in net asset dispositions in the statements of comprehensive income (loss). The impairment charges included $1.2 million for the anticipated liquidation of the cumulative translation adjustment. In the first quarter of 2023, we completed the sale of Rail Russia and recorded a gain of $0.3 million, which is presented in net gain on asset dispositions in the statements of comprehensive income (loss).

In the second quarter of 2022, we made the decision to sell our five Specialized Gas Vessels within the Portfolio Management segment. The Specialized Gas Vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses totaling $34.3 million in 2022. The impairments were driven by our decision to sell these vessels and resulted from the associated change in our expected use and holding periods for these assets. We sold two vessels in the third quarter of 2022. In the first quarter of 2023, we sold one vessel, resulting in a loss on disposition of $0.4 million, and recorded an impairment loss of $1.2 million on one of the two remaining vessels. The impairment loss was included in net gain on asset dispositions in the statements of comprehensive income (loss). In the second quarter of 2023, we sold one vessel and recorded a gain of $0.2 million associated with this sale. The one remaining vessel continues to be classified as held for sale and its fair value was $8.9 million as of June 30, 2023. We based the fair value of the asset on our estimate of the expected net sales proceeds.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table summarizes the components of asset impairments by segment (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Attributable to Consolidated Assets
Portfolio Management	$—	$31.5	$1.2	$31.5
Total	$—	$31.5	$1.2	$31.5

The following table summarizes assets held for sale by business segment (in millions):

	June 30 2023	December 31 2022
Rail North America	$0.8	$1.2
Rail International	—	13.7
Portfolio Management	8.9	25.1
Total	$9.7	$40.0

All assets held for sale at June 30, 2023 are expected to be sold within one year and are included in Other Assets on the balance sheet.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended June 30, 2023 and 2022 (in millions):

	2023 Pension Benefits	2022 Pension Benefits	2023 Retiree Health and Life	2022 Retiree Health and Life
Service cost	$1.4	$1.9	$0.1	$0.1
Interest cost	4.1	2.3	0.2	0.1
Expected return on plan assets	(5.3)	(3.8)	—	—
Settlement accounting adjustment	1.4	0.9	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	0.3	2.4	(0.2)	(0.1)
Net periodic cost	$1.9	$3.7	$—	$—

The following table shows the components of net periodic cost for the six months ended June 30, 2023 and 2022 (in millions):

	2023 Pension Benefits	2022 Pension Benefits	2023 Retiree Health and Life	2022 Retiree Health and Life
Service cost	$2.7	$3.9	$0.1	$0.1
Interest cost	8.3	4.9	0.4	0.2
Expected return on plan assets	(10.7)	(7.8)	—	—
Settlement accounting adjustment	1.4	0.9	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.2)	(0.1)
Unrecognized net actuarial loss (gain)	0.5	4.6	(0.3)	(0.2)
Net periodic cost	$2.2	$6.5	$—	$—
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense and the non-service components are recorded in other expense in the statements of comprehensive income (loss).

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $1.4 million of expense for the three and six months ended June 30, 2023, and $0.9 million of expense for the three and six months ended June 30, 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Share-Based Compensation

During the six months ended June 30, 2023, we granted 189,900 non-qualified employee stock options, 32,970 restricted stock units, 36,860 performance shares, and 11,018 restricted stock units awarded to non-employee directors. For the three and six months ended June 30, 2023, total share-based compensation expense was $5.1 million and $8.6 million and the related tax benefits were $1.3 million and $2.2 million. For the three and six months ended June 30, 2022, total share-based compensation expense was $2.4 million and $7.1 million and the related tax benefits were $0.6 million and $1.8 million.

The estimated fair value of our 2023 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2023
Weighted-average estimated fair value	$41.06
Quarterly dividend rate	$0.55
Expected term of stock options, in years	4.2
Risk-free interest rate	3.7%
Dividend yield	1.9%
Expected stock price volatility	35.4%
Present value of dividends	$8.57

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the six months ended June 30:

	2023	2022
Effective income tax rate	26.3%	26.1%

The small increase in the effective rate for the current year compared to the prior year was primarily due to the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

The following table shows our commercial commitments (in millions):

	June 30 2023	December 31 2022
Standby letters of credit and performance bonds	$8.8	$9.0
Derivative guarantees	1.6	1.9
Total commercial commitments (1)	$10.4	$10.9
_________
(1) There were no liabilities recorded on the balance sheet for commercial commitments at June 30, 2023 and December 31, 2022. As of June 30, 2023, our outstanding commitments expire in 2023 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 11. Earnings per Share

We compute basic and diluted earnings per share using the two-class method, which is an earnings allocation calculation that determines Earnings Per Share ("EPS") for each class of common stock and participating security. Our vested and exercisable stock options contain non-forfeitable rights to dividends or dividend equivalents and are classified as participating securities in the calculation of EPS. Our unvested stock options, restricted stock units, performance shares and non-employee director awards do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities.

Under the two-class method, net income is allocated between shares of common stock and participating securities based on their participating rights. Basic EPS is computed by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. We weight shares issued or reacquired for the portion of the period that they were outstanding. Diluted EPS is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding adjusted for the dilutive effect of unvested stock options, restricted stock units and performance shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or the two-class method. Earnings allocable to participating securities include the portion of dividends declared and the portion of undistributed earnings during the period.

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Basic earnings per share:
Net income	$63.3	$2.6	$140.7	$78.4
Less: Net income allocated to participating securities	(1.3)	—	(2.8)	—
Net income available to common shareholders	$62.0	$2.6	$137.9	$78.4
Weighted-average shares outstanding - basic	35.6	35.5	35.6	35.5
Basic earnings per share	$1.74	$0.07	$3.88	$2.21

Diluted earnings per share:
Net income	$63.3	$2.6	$140.7	$78.4
Less: Net income allocated to participating securities	(1.3)	—	(2.8)	—
Net income available to common shareholders	$62.0	$2.6	$137.9	$78.4
Weighted-average shares outstanding - basic	35.6	35.5	35.6	35.5
Effect of dilutive securities:
Equity compensation plans	0.1	0.5	0.1	0.5
Weighted-average shares outstanding - diluted	35.7	36.0	35.7	36.0
Diluted earnings per share	$1.74	$0.07	$3.87	$2.18

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2022	$(152.1)	$(11.2)	$(48.3)	$(211.6)
Change in component	8.8	(1.1)	(0.1)	7.6
Reclassification adjustments into earnings (1)	—	2.0	—	2.0
Income tax effect	—	(0.1)	—	(0.1)
Balance at March 31, 2023	$(143.3)	$(10.4)	$(48.4)	$(202.1)
Change in component	23.1	(1.3)	1.6	23.4
Reclassification adjustments into earnings (1)	—	1.2	—	1.2
Income tax effect	—	(0.1)	(0.5)	(0.6)
Balance at June 30, 2023	$(120.2)	$(10.6)	$(47.3)	$(178.1)
_________
(1) See "Note 5. Fair Value" and "Note 7. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income (loss).

NOTE 13. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

On June 30, 2023 a third-party complaint was filed by Norfolk Southern Railway Company and Norfolk Southern Corporation (collectively, “Norfolk Southern”) against us and several other parties in the Northern District of Ohio (Eastern Division) for contribution and recovery of environmental damages related to the derailment of a Norfolk Southern train in East Palestine, Ohio that included railcars owned by GATX Corporation. The Company intends to vigorously defend this lawsuit. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with this lawsuit and therefore has not established any accruals for potential liability related to this incident.

On July 25, 2023 a separate third-party complaint was filed by Norfolk Southern against us and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. As of the time of this Quarterly Report on Form 10-Q, the Company has not yet been served in this action. If served, the Company intends to vigorously defend this lawsuit. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with this lawsuit and therefore has not established any accruals for potential liability related to this incident.

For a full discussion of our other pending legal matters, please refer to the notes included with our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that are leased or employed in engine capacity agreements, and the Specialized Gas Vessels. In the second quarter of 2023, GEL acquired nine aircraft spare engines for approximately $239 million, and GATX sold one of the Specialized Gas Vessels. GATX had previously sold one of the Specialized Gas Vessels in the first quarter of 2023 and two Specialized Gas Vessels in the third quarter of 2022. The one remaining vessel continues to be classified as held for sale as of June 30, 2023. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2023
Revenues
Lease revenue	$218.9	$73.1	$8.1	$8.5	$308.6
Marine operating revenue	—	—	2.0	—	2.0
Other revenue	21.5	3.1	6.4	1.6	32.6
Total Revenues	240.4	76.2	16.5	10.1	343.2
Expenses
Maintenance expense	66.8	14.6	—	0.9	82.3
Marine operating expense	—	—	2.4	—	2.4
Depreciation expense	66.1	16.6	6.1	3.3	92.1
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.7	2.3	1.4	0.6	11.0
Total Expenses	148.6	33.5	9.9	4.8	196.8
Other Income (Expense)
Net gain on asset dispositions	34.1	0.7	6.0	0.3	41.1
Interest expense (income), net	(44.5)	(13.5)	(6.5)	0.8	(63.7)
Other (expense) income	(2.1)	(2.6)	0.2	(0.4)	(4.9)
Share of affiliates' pre-tax earnings	—	—	20.3	—	20.3
Segment profit	$79.3	$27.3	$26.6	$6.0	$139.2
Less:
Selling, general and administrative expense					52.0
Income taxes (includes $6.3 related to affiliates' earnings)					23.9
Net income					$63.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$30.7	$0.1	$5.9	$0.2	$36.9
Residual sharing income	0.1	—	0.1	—	0.2
Non-remarketing net gains (1)	3.3	0.6	—	0.1	4.0
	$34.1	$0.7	$6.0	$0.3	$41.1

Capital Expenditures
Portfolio investments and capital additions	$161.3	$77.3	$239.0	$9.0	$486.6

Selected Balance Sheet Data at June 30, 2023
Investments in affiliated companies	$0.4	$—	$611.3	$—	$611.7
Identifiable assets	$6,680.2	$1,952.3	$1,371.6	$586.0	$10,590.1
_________
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
_________
(1) Includes net gains (losses) from scrapping of railcars

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2023
Revenues
Lease revenue	$434.0	$143.5	$16.4	$16.7	$610.6
Marine operating revenue	—	—	5.5	—	5.5
Other revenue	45.3	6.0	10.9	3.8	66.0
Total Revenues	479.3	149.5	32.8	20.5	682.1
Expenses
Maintenance expense	133.7	30.5	—	2.0	166.2
Marine operating expense	—	—	4.4	—	4.4
Depreciation expense	131.6	32.3	11.5	6.5	181.9
Operating lease expense	18.0	—	—	—	18.0
Other operating expense	13.7	4.5	2.3	1.5	22.0
Total Expenses	297.0	67.3	18.2	10.0	392.5
Other Income (Expense)
Net gain on asset dispositions	81.9	1.5	4.5	0.3	88.2
Interest (expense) income, net	(86.8)	(26.0)	(12.2)	2.3	(122.7)
Other (expense) income	(2.5)	(6.9)	(0.3)	0.8	(8.9)
Share of affiliates' pre-tax (losses) earnings	(0.4)	—	48.3	—	47.9
Segment profit	$174.5	$50.8	$54.9	$13.9	$294.1
Less:
Selling, general and administrative expense					102.4
Income taxes (includes $13.2 related to affiliates' earnings)					51.0
Net income					$140.7

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$75.4	$0.5	$5.5	$0.2	$81.6
Residual sharing income	0.2	—	0.2	—	0.4
Non-remarketing net gains (1)	6.3	1.0	—	0.1	7.4
Asset impairments	—	—	(1.2)	—	(1.2)
	$81.9	$1.5	$4.5	$0.3	$88.2
Capital Expenditures
Portfolio investments and capital additions	$457.8	$158.4	$239.0	$18.4	$873.6
_________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2022
Revenues
Lease revenue	$403.7	$134.1	$16.5	$13.9	$568.2
Marine operating revenue	—	—	11.4	—	11.4
Other revenue	41.8	4.2	0.1	3.6	49.7
Total Revenues	445.5	138.3	28.0	17.5	629.3
Expenses
Maintenance expense	117.7	26.2	—	1.5	145.4
Marine operating expense	—	—	8.1	—	8.1
Depreciation expense	128.4	35.2	9.9	6.0	179.5
Operating lease expense	18.1	—	—	—	18.1
Other operating expense	13.2	4.5	1.1	1.2	20.0
Total Expenses	277.4	65.9	19.1	8.7	371.1
Other Income (Expense)
Net gain (loss) on asset dispositions	76.7	2.4	(29.9)	0.3	49.5
Interest expense, net	(69.3)	(22.3)	(9.3)	(2.2)	(103.1)
Other (expense) income	(2.0)	0.7	(0.1)	(11.9)	(13.3)
Share of affiliates' pre-tax earnings	—	—	10.8	—	10.8
Segment profit (loss)	$173.5	$53.2	$(19.6)	$(5.0)	$202.1
Less:
Selling, general and administrative expense					95.1
Income taxes (includes $3.5 related to affiliates' earnings)					28.6
Net income					$78.4

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$65.6	$0.7	$—	$0.2	$66.5
Residual sharing income	2.1	—	1.6	—	3.7
Non-remarketing net gains (1)	9.0	1.7	—	0.1	10.8
Asset impairments	—	—	(31.5)	—	(31.5)
	$76.7	$2.4	$(29.9)	$0.3	$49.5

Capital Expenditures
Portfolio investments and capital additions	$534.1	$127.7	$—	$22.7	$684.5
_________
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

In 2023, we sold two of our liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We had previously sold two vessels in the third quarter of 2022. The one remaining vessel continues to be classified as held for sale as of June 30, 2023.

In the second quarter of 2023, GATX Engine Leasing ("GEL") acquired nine aircraft spare engines for approximately $239 million. Financial results for this business are reported in the Portfolio Management segment.

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

Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2023. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

To date, the conflict has not had a material impact on business operations at our global railcar, aircraft spare engine, and tank container leasing businesses outside of Russia. Furthermore, the nature of the impact on financial results varies across our business units, including the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates" or "RRPF"). Initially, an increase in steel prices led to higher new asset costs across our rail and tank container leasing businesses, a trend that supports higher lease rates on many existing assets but makes new investments more challenging. The ongoing conflict continues to cause volatility in steel prices. Supply chain disruptions, slower new railcar deliveries, and limited access to key components such as wheelsets have been more impactful in Europe and India. We continue to monitor the nature and magnitude of these impacts across our rail and tank container leasing businesses.

In 2022, after a thorough strategic review, we made the decision to exit Rail Russia. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. In the first quarter of 2023, we completed the sale of Rail Russia.

DISCUSSION OF OPERATING RESULTS

Net income for the first six months of 2023 was $140.7 million, or $3.87 per diluted share, compared to $78.4 million, or $2.18 per diluted share, for the same period in 2022. Results for the six months ended June 30, 2023 included a net negative impact of $1.1 million ($0.03 per diluted share) from tax adjustments and other items, compared to a net negative impact of $44.4 million ($1.23 per diluted share) from tax adjustments and other items for the six months ended June 30, 2022. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $19.0 million compared to the prior year, largely due to higher affiliates' earnings at the RRPF affiliates and the sale of natural gas holdings at Portfolio Management.

Net income for the second quarter of 2023 was $63.3 million, or $1.74 per diluted share, compared to $2.6 million, or $0.07 per diluted share, for the same period in 2022. Results for the second quarter of 2023 included a net positive impact of $0.2 million ($0.01 per diluted share) from tax adjustments and other items, compared to a net negative impact of $35.9 million ($1.00 per diluted share) from tax adjustments and other items for the three months ended June 30, 2022. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $24.6 million compared to the prior year, largely due to higher asset disposition gains at Rail North America, higher affiliates' earnings at the RRPF affiliates, and the sale of natural gas holdings at Portfolio Management.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Segment Revenues
Rail North America	$240.4	$221.8	$479.3	$445.5
Rail International	76.2	68.4	149.5	138.3
Portfolio Management	16.5	13.5	32.8	28.0
Other	10.1	9.0	20.5	17.5
	$343.2	$312.7	$682.1	$629.3
Segment Profit (Loss)
Rail North America	$79.3	$53.1	$174.5	$173.5
Rail International	27.3	28.3	50.8	53.2
Portfolio Management	26.6	(15.7)	54.9	(19.6)
Other	6.0	(7.8)	13.9	(5.0)
	139.2	57.9	294.1	202.1
Less:
Selling, general and administrative expense	52.0	47.9	102.4	95.1
Income taxes (includes $6.3 and $4.7 QTR and $13.2 and $3.5 YTD related to affiliates' earnings)	23.9	7.4	51.0	28.6
Net Income (GAAP)	$63.3	$2.6	$140.7	$78.4

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$63.1	$38.5	$141.8	$122.8
Diluted earnings per share (GAAP)	$1.74	$0.07	$3.87	$2.18
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$1.73	$1.07	$3.90	$3.41

Investment Volume	$486.6	$314.1	$873.6	$684.5

The following table shows our return on equity for the trailing 12 months ended June 30:

	2023	2022
Return on Equity (GAAP)	10.5%	9.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	11.4%	11.1%
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

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues
Lease revenue	$218.9	$203.0	$434.0	$403.7
Other revenue	21.5	18.8	45.3	41.8
Total Revenues	240.4	221.8	479.3	445.5

Expenses
Maintenance expense	66.8	57.8	133.7	117.7
Depreciation expense	66.1	64.9	131.6	128.4
Operating lease expense	9.0	9.0	18.0	18.1
Other operating expense	6.7	5.9	13.7	13.2
Total Expenses	148.6	137.6	297.0	277.4

Other Income (Expense)
Net gain on asset dispositions	34.1	5.1	81.9	76.7
Interest expense, net	(44.5)	(34.9)	(86.8)	(69.3)
Other expense	(2.1)	(1.3)	(2.5)	(2.0)
Share of affiliates' pre-tax losses	—	—	(0.4)	—
Segment Profit	$79.3	$53.1	$174.5	$173.5

Investment Volume	$161.3	$253.7	$457.8	$534.1

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Railcars	$198.2	$180.5	$393.0	$359.2
Boxcars	14.2	16.1	28.0	31.7
Locomotives	6.5	6.4	13.0	12.8
Total	$218.9	$203.0	$434.0	$403.7

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2022	September 30 2022	December 31 2022	March 31 2023	June 30 2023
Beginning balance	100,452	101,272	101,289	100,954	101,219
Railcars added	1,414	772	583	1,816	358
Railcars scrapped	(594)	(506)	(486)	(324)	(316)
Railcars sold	—	(249)	(432)	(1,227)	(676)
Ending balance	101,272	101,289	100,954	101,219	100,585
Utilization rate at quarter end (1)	99.4%	99.6%	99.5%	99.3%	99.3%
Renewal success rate (2)	87.7%	87.2%	85.7%	77.9%	85.3%
Active railcars at quarter end (3)	100,614	100,834	100,396	100,475	99,871
Average active railcars (4)	100,079	100,783	100,618	100,552	100,230
_________
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

As of June 30, 2023, leases for approximately 10,300 tank and freight cars and approximately 1,100 boxcars are scheduled to expire over the remainder of 2023. These amounts exclude railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

In 2022 we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At June 30, 2023, 1,859 railcars have been ordered pursuant to the terms of the agreement, none of which have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At June 30, 2023, all 4,800 railcars have been ordered pursuant to the amended terms of the agreement, of which 4,194 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of June 30, 2023, all 7,650 railcars have been ordered, of which 6,672 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by early 2024.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
2Q22
3Q22
4Q22
1Q23
2Q23
Active Fleet
Idle
Fleet Utilization

Lease Price Index

Our Lease Price Index ("LPI") is an internally-generated business indicator that measures renewal activity for our North American railcar fleet, excluding boxcars. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate. The average renewal lease term is reported in months and reflects the average renewal lease term in the LPI.

In the second quarter of 2023, we modified the methodology of the LPI calculation to more consistently reflect actual trends in renewal lease rates and renewal lease terms across the North American non-boxcar fleet. Under the modified methodology, the LPI calculation includes all renewal activity based on a 12-month trailing average, and the renewals are weighted by the count of all renewals during the reporting period. We believe this modification will provide investors and other constituents with a more complete representation of lease rate and term performance. The prior period LPI metrics presented below have been updated to reflect the change in calculation.

During the second quarter of 2023, the renewal rate change of the LPI was positive 33.1%, compared to positive 28.3% in the prior quarter, and positive 6.1% in the second quarter of 2022. Lease terms on renewals for cars in the LPI averaged 61 months in the current quarter, compared to 55 months in the prior quarter, and 51 months in the second quarter of 2022.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
60%
50%
40%
30%
20%
10%
0%
60
50
40
30
20
10
0
51
52
52
55
61
6.1%
18.8%
24.4%
28.3%
33.1%
2Q22
3Q22
4Q22
1Q23
2Q23
Average Renewal Lease Rate Change
Average Renewal Lease Term

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	June 30 2022	September 30 2022	December 31 2022	March 31 2023	June 30 2023
Beginning balance	10,283	10,315	10,224	8,663	8,789
Boxcars added	85	—	106	229	279
Boxcars scrapped	64	(91)	(94)	(103)	(109)
Boxcars sold	(117)	—	(1,573)	—	—
Ending balance	10,315	10,224	8,663	8,789	8,959
Utilization rate at quarter end (1)	99.9%	100.0%	99.9%	100.0%	99.8%
Active boxcars at quarter end (2)	10,309	10,220	8,657	8,788	8,942
Average active railcars (3)	10,239	10,267	9,032	8,720	8,855
_________
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

Comparison of the First Six Months of 2023 to the First Six Months of 2022

Segment Profit

In the first six months of 2023, segment profit of $174.5 million increased 0.6% compared to $173.5 million for the same period in the prior year. The increase was primarily driven by higher lease revenue and net gains on asset dispositions, partially offset by higher maintenance expense and interest expense. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year.

Revenues

In the first six months of 2023, lease revenue increased $30.3 million, or 7.5%, driven by higher lease rates. Other revenue increased $3.5 million due to higher repair revenue and higher lease termination fees.

Expenses

In the first six months of 2023, maintenance expense increased $16.0 million, driven by more repair events, general inflationary pressures, and more repairs performed by the railroads. Depreciation expense increased $3.2 million due to the timing of new railcar investments and dispositions. Other operating expense increased $0.5 million due to higher switching and freight costs, partially offset by lower storage costs.

Other Income (Expense)

In the first six months of 2023, net gain on asset dispositions increased $5.2 million due to higher gains per railcar sold in the current year, partially offset by fewer railcars sold and lower net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Interest expense increased $17.5 million, primarily driven by a higher average debt balance and a higher average interest rate.

Investment Volume

During the first six months of 2023, investment volume was $457.8 million compared to $534.1 million in the same period in 2022. We acquired 1,619 newly built railcars and purchased 1,021 railcars in the secondary market in the first six months of 2023, compared to 2,761 newly built railcars and 420 railcars in the secondary market in the same period in 2022.

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

Comparison of the Second Quarter of 2023 to the Second Quarter of 2022

Segment Profit

In the second quarter of 2023, segment profit of $79.3 million increased 49.3% compared to $53.1 million for the same period in the prior year. The increase was primarily driven by higher lease revenue and higher net gains on asset dispositions, partially offset by higher maintenance expense. The amount and timing of disposition gains is dependent on a number of factors and will vary from year to year.

Revenues

In the second quarter of 2023, lease revenue increased $15.9 million, or 7.8%, driven by higher lease rates. Other revenue increased $2.7 million, primarily due to higher repair revenue.

Expenses

In the second quarter of 2023, maintenance expense increased $9.0 million. The increase was largely due to more repair events, higher costs, general inflationary pressures, and more repairs performed by the railroads. Depreciation expense increased $1.2 million due to the timing of new railcar investments and dispositions. Other operating expense increased $0.8 million due to higher switching, freight, and insurance costs.

Other Income (Expense)

In the second quarter of 2023, net gain on asset dispositions increased $29.0 million largely due to more railcars sold, partially offset by lower net scrapping gains and lower residual sharing gains. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $9.6 million, driven by a higher average debt balance and a higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the first six months of 2023 and continued to grow its fleet. GRE experienced renewal lease rate increases for most railcar types in the period.

Our rail business in India ("Rail India") increased its fleet size in the first six months of 2023 and continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained robust, driven by continued growth in the economy and infrastructure development.

In the first quarter of 2023, we sold Rail Russia and recorded a gain of $0.3 million upon completion of the sale. The net assets of Rail Russia had been classified as held for sale, and we recorded impairment losses of $14.6 million in 2022. See "Note 6. Asset Impairments and Assets Held for Sale " in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues
Lease revenue	$73.1	$66.5	$143.5	$134.1
Other revenue	3.1	1.9	6.0	4.2
Total Revenues	76.2	68.4	149.5	138.3

Expenses
Maintenance expense	14.6	12.2	30.5	26.2
Depreciation expense	16.6	17.2	32.3	35.2
Other operating expense	2.3	2.1	4.5	4.5
Total Expenses	33.5	31.5	67.3	65.9

Other Income (Expense)
Net gain on asset dispositions	0.7	1.4	1.5	2.4
Interest expense, net	(13.5)	(11.1)	(26.0)	(22.3)
Other (expense) income	(2.6)	1.1	(6.9)	0.7
Segment Profit	$27.3	$28.3	$50.8	$53.2

Investment Volume	$77.3	$48.8	$158.4	$127.7

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	June 30 2022	September 30 2022	December 31 2022	March 31 2023	June 30 2023
Beginning balance	27,192	27,470	27,701	28,005	28,461
Railcars added	347	277	362	502	376
Railcars scrapped or sold	(69)	(46)	(58)	(46)	(78)
Ending balance	27,470	27,701	28,005	28,461	28,759
Utilization rate at quarter end (1)	99.9%	99.4%	99.3%	98.5%	96.9%
Active railcars at quarter end (2)	27,434	27,534	27,801	28,031	27,875
Average active railcars (3)	27,158	27,489	27,658	27,931	27,973
_________
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

As of June 30, 2023, leases for approximately 2,178 railcars are scheduled to expire over the remainder of 2023. These amounts exclude railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q22
3Q22
4Q22
1Q23
2Q23
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	June 30 2022	September 30 2022	December 31 2022	March 31 2023	June 30 2023
Beginning balance	5,198	5,503	5,564	5,872	6,351
Railcars added	305	61	308	479	576
Ending balance	5,503	5,564	5,872	6,351	6,927
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	5,503	5,564	5,872	6,351	6,927
Average active railcars (3)	5,366	5,518	5,703	6,038	6,584
_________
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

Comparison of the First Six Months of 2023 to the First Six Months of 2022

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first six months of 2023, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $1.4 million and segment profit, excluding other income (expense), by approximately $0.8 million compared to the same period in 2022.

Segment Profit

In the first six months of 2023, segment profit of $50.8 million decreased 4.5% compared to $53.2 million for the same period in the prior year. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Excluding this disposition gain, results for Rail International were $2.7 million lower than 2022. The decrease was primarily due to changes in foreign exchange rates, including the impact of euro-zloty fluctuations, partially offset by more railcars on lease and higher lease rates.

Revenues

In the first six months of 2023, lease revenue increased $9.4 million, or 7.0%, due to more railcars on lease and higher lease rates at GRE and Rail India, partially offset by the impact of foreign exchange rates. Other revenue increased $1.8 million, driven by higher repair revenue.

Expenses

In the first six months of 2023, maintenance expense increased $4.3 million, primarily due to more repairs performed and higher costs for repairs, partially offset by the impact of foreign exchange rates. Depreciation expense decreased $2.9 million, due to certain operating assets at GRE becoming fully depreciated in the prior year and the impact of foreign exchange rates, partially offset by the impact of new railcars added to the fleet.

Other Income (Expense)

In the first six months of 2023, net gain on asset dispositions decreased $0.9 million, driven by fewer railcars sold and lower net scrapping gains, partially offset by the gain recorded on the sale of Rail Russia. Net interest expense increased $3.7 million, due to a higher average interest rate and a higher average debt balance. Other (expense) income was unfavorable by $7.6 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During the first six months of 2023, investment volume was $158.4 million compared to $127.7 million in the same period in 2022. In the first six months ended June 30, 2023, GRE acquired 878 newly built railcars compared to 572 newly built railcars for the same period in 2022, and Rail India acquired 1,055 newly built railcars in the current year compared to 673 newly built railcars for the same period in 2022.

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

Comparison of the Second Quarter of 2023 to the Second Quarter of 2022

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the second quarter of 2023, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $1.5 million and segment profit, excluding other income (expense), by approximately $0.7 million compared to the same period in 2022.

Segment Profit

In the second quarter of 2023, segment profit of $27.3 million decreased 3.5% compared to $28.3 million for the same period in the prior year. The decrease was primarily due to changes in foreign exchanges rates, including the impact of euro-zloty fluctuations, partially offset by more railcars on lease and higher lease rates.

Revenues

In the second quarter of 2023, lease revenue increased $6.6 million, or 9.9%, due to more railcars on lease and higher lease rates at GRE and Rail India, as well as the impact of foreign exchange rates. Other revenue increased $1.2 million, driven by higher repair revenue.

Expenses

In the second quarter of 2023, maintenance expense increased $2.4 million, due to more repairs performed, higher costs for repairs, and the impact of foreign exchange rates. Depreciation expense decreased $0.6 million, due to certain operating assets at GRE becoming fully depreciated in the prior year, partially offset by the impact of new railcars added to the fleet and the impact of foreign exchange rates.

Other Income (Expense)

In the second quarter of 2023, net gain on asset dispositions decreased $0.7 million, driven by fewer railcars sold and lower net scrapping gains. Net interest expense increased $2.4 million due to a higher average interest rate and a higher average debt balance. Other (expense) income was unfavorable by $3.7 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $48.3 million and $20.3 million for the six months and three months ended June 30, 2023, compared to $10.8 million and $15.6 million for the same periods in 2022. In the first quarter of 2022, RRPF recorded an impairment charge associated with aircraft spare engines in Russia that RRPF does not expect to recover. GATX's 50% share of that net impairment was $15.3 million ($11.5 million after tax).

The operating environment for the RRPF affiliates continued to improve as international air passenger demand continues to recover.

Portfolio Management also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. In the second quarter of 2023, GEL acquired nine aircraft spare engines for approximately $239 million. As of June 30, 2023, GEL owned 28 aircraft spare engines, with 14 on long-term leases with airline customers and 14 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates.

Portfolio Management also owns the Specialized Gas Vessels. In 2022, we made the decision to sell the Specialized Gas Vessels and recorded impairment losses totaling $34.3 million. We sold two Specialized Gas Vessels in the third quarter of 2022. In the first quarter of 2023, we sold one vessel and recorded losses of $1.6 million associated with the sale of the vessel and impairment of one of the two remaining vessels. In the second quarter of 2023, we sold one vessel and recorded a gain of $0.2 million associated with this sale. The one remaining vessel continues to be classified as held for sale as of June 30, 2023.

During the second quarter of 2023, Portfolio Management sold its natural gas holdings and recorded a gain of $5.7 million.

Portfolio Management's total asset base was $1,371.6 million at June 30, 2023, compared to $1,123.8 million at March 31, 2023, and $1,023.7 million at June 30, 2022.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues
Lease revenue	$8.1	$8.2	$16.4	$16.5
Marine operating revenue	2.0	5.2	5.5	11.4
Other revenue	6.4	0.1	10.9	0.1
Total Revenues	16.5	13.5	32.8	28.0

Expenses
Marine operating expense	2.4	3.9	4.4	8.1
Depreciation expense	6.1	4.9	11.5	9.9
Other operating expense	1.4	0.6	2.3	1.1
Total Expenses	9.9	9.4	18.2	19.1

Other Income (Expense)
Net gain (loss) on asset dispositions	6.0	(30.8)	4.5	(29.9)
Interest expense, net	(6.5)	(4.6)	(12.2)	(9.3)
Other income (expense)	0.2	—	(0.3)	(0.1)
Share of affiliates' pre-tax earnings	20.3	15.6	48.3	10.8
Segment Profit (Loss)	$26.6	$(15.7)	$54.9	$(19.6)

Investment Volume	$239.0	$—	$239.0	$—

The following table shows the net book values of Portfolio Management's assets (in millions):

	June 30 2022	September 30 2022	December 31 2022	March 31 2023	June 30 2023
Investment in RRPF Affiliates	$596.2	$603.7	$574.3	$597.2	$611.3
GEL owned aircraft spare engines	333.2	329.5	475.0	469.6	702.5
Specialized Gas Vessels	70.3	28.4	25.1	15.2	8.9
Other owned assets	24.0	29.5	32.2	41.8	48.9
Managed assets (1)	6.0	4.1	2.3	1.4	1.0
_________
(1) Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

As of June 30, 2023, the RRPF affiliates' portfolio consisted of 392 aircraft spare engines with a net book value of $4,106.6 million, compared to 395 aircraft spare engines with a net book value of $4,088.2 million at the end of the prior quarter and 396 aircraft spare engines with a net book value of $4,218.9 million at June 30, 2022.

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2022	September 30 2022	December 31 2022	March 31 2023	June 30 2023
Beginning balance	398	396	394	398	395
Engine acquisitions	1	3	5	1	3
Engine dispositions	(3)	(5)	(1)	(4)	(6)
Ending balance	396	394	398	395	392
Utilization rate at quarter end (1)	91.9%	93.7%	94.2%	94.4%	95.9%
Average leased engines (2)	367	365	373	374	375
_________
(1) Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2) Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
500
400
300
200
100
0
Utilization
100.0%
95.0%
90.0%
85.0%
80.0%
2Q22
3Q22
4Q22
1Q23
2Q23
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Six Months of 2023 to the First Six Months of 2022

Segment Profit

In the first six months of 2023, segment profit was $54.9 million, compared to segment loss of $19.6 million for the same period in the prior year. Segment profit in 2023 included $1.4 million of losses associated with the Specialized Gas Vessels. Segment loss in 2022 included a $31.5 million impairment charge recorded as a result of the decision to sell the Specialized Gas Vessels and a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding these losses, results for Portfolio Management were $29.1 million higher than 2022, driven by higher earnings at the RRPF affiliates, the sale of natural gas holdings, and higher results from GEL operations.

Revenues

In the first six months of 2023, lease revenue was comparable to the same period in the prior year. Marine operating revenue decreased $5.9 million, driven by the absence of revenue from the Specialized Gas Vessels sold in 2022 and 2023. Other revenue increased $10.8 million as a result of revenue from engines acquired in 2022 and 2023 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the first six months of 2023, marine operating expense decreased $3.7 million, due to the absence of expense from the Specialized Gas Vessels sold in 2022 and 2023. Depreciation expense increased $1.6 million, due to new aircraft spare engines acquired in 2022 and 2023, offset by the absence of depreciation expense on the Specialized Gas Vessels due to the classification of the vessels as held for sale in 2022.

Other Income (Expense)

In the first six months of 2023, net gain (loss) on asset dispositions was favorable by $34.4 million, driven by impairment losses recorded in the prior year due to the decision to sell the Specialized Gas Vessels and the sale of the natural gas holdings in the current year.

In the first six months of 2023, income from our share of affiliates' earnings increased $37.5 million, driven by the absence of the $15.3 million net impairment charge recorded in the prior year for aircraft spare engines in Russia that RRPF does not expect to recover, higher income from operations, and higher remarketing income.

Investment Volume

In the first six months of 2023, investment volume was $239.0 million, compared to zero in the same period in 2022. During 2023, GEL acquired nine aircraft spare engines.

Comparison of the Second Quarter of 2023 to the Second Quarter of 2022

Segment Profit

In the second quarter of 2023, segment profit was $26.6 million, compared to segment loss of $15.7 million for the same period in the prior year. Segment profit in 2023 included $0.2 million of gains associated with the Specialized Gas Vessels. Segment loss in 2022 included a $31.5 million impairment charge recorded as a result of the decision to sell the Specialized Gas Vessels. Excluding these items, results for Portfolio Management were $10.6 million higher than 2022, driven by higher earnings at the RRPF affiliates, the sale of natural gas holdings, and higher results from GEL operations.

Revenues

In the second quarter of 2023, lease revenue was comparable to the same period in the prior year. Marine operating revenue decreased $3.2 million, driven by the absence of revenue from the Specialized Gas Vessels sold in 2022 and 2023. Other revenue increased $6.3 million as a result of revenue from engines purchased in 2022 and 2023 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the second quarter of 2023, marine operating expense decreased $1.5 million, due to the absence of expense from the Specialized Gas Vessels sold in 2022 and 2023. Depreciation expense increased $1.2 million, due to new aircraft spare engines acquired in 2022 and 2023, offset by the absence of depreciation expense on the Specialized Gas Vessels due to the classification of the vessels as held for sale in 2022.

Other Income (Expense)

In the second quarter of 2023, net gain (loss) on asset dispositions was favorable by $36.8 million, driven by impairment losses recorded in the prior year as a result of the decision to sell the Specialized Gas Vessels and the sale of the natural gas holdings in the current year.

In the second quarter of 2023, income from our share of affiliates' earnings increased $4.7 million, driven by higher income from operations and higher remarketing income.

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

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Trifleet Leasing revenue	$10.1	$9.0	$20.5	$17.5

Trifleet Leasing segment profit	$3.5	$3.4	$7.2	$6.4
Unallocated interest income	2.7	0.1	5.7	0.6
Other (expense) income, including eliminations	(0.2)	(11.3)	1.0	(12.0)
Segment Profit (Loss)	$6.0	$(7.8)	$13.9	$(5.0)

Selling, general and administrative expense	$52.0	$47.9	$102.4	$95.1

Trifleet Leasing Summary

The tank container leasing market experienced softer demand across certain regions, with some companies postponing investment decisions. Utilization was 91.5% at the end of the quarter.

Trifleet Leasing Tank Container Data

The following table shows fleet statistics for Trifleet Leasing's tank containers for the quarter ended:

	June 30 2022	September 30 2022	December 31 2022	March 31 2023	June 30 2023
Ending balance - owned and managed	20,576	21,187	21,999	22,528	22,870
Utilization rate at quarter-end - owned and managed (1)	92.4%	93.1%	93.1%	93.1%	91.5%
_________
(1) Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $7.3 million for first six months of 2023 compared to the same period in the prior year. SG&A increased $4.1 million for the second quarter of 2023 compared to the same period in the prior year. Both variances were driven by higher employee-related expenses, including higher share-based compensation expenses, and higher legal costs.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other (expense) income, including eliminations was favorable by $13.0 million for first six months of 2023 compared to the same period in the prior year. Other (expense) income, including eliminations was favorable by $11.1 million in the second quarter of 2023 compared to the same period in the prior year. Both variances were driven by the absence of environmental remediation costs recorded in the prior year, lower pension-related expenses, the absence of make whole payments associated with the early repayment of debt in the prior year, and the impact of foreign exchange rates on a foreign pension plan.

Consolidated Income Taxes

See "Note 9. Income Taxes" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of June 30, 2023, we had an unrestricted cash balance of $317.5 million. We also have a $250 million 3-year unsecured revolving credit facility in the United States that matures in 2026 and a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2028, both of which are fully available as of June 30, 2023.

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30 (in millions):

	2023	2022
Net Cash Provided by Operating Activities	$258.4	$216.5
Net Cash Used in Investing Activities	(544.6)	(476.1)
Net Cash Provided by Financing Activities	298.9	99.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	(3.4)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the period	$13.7	$(164.0)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first six months of 2023 of $258.4 million increased $41.9 million compared to the same period in 2022. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue and lower cash payments for operating expenses were partially offset by higher payments for interest and operating leases.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the six months ended June 30 (in millions):

	2023	2022
Portfolio Investments and Capital Additions (1)	$(873.6)	$(684.5)
Portfolio Proceeds (2)	166.5	160.8
Proceeds From Short-Term Investments (3)	150.0	—
Other Investing Activity	12.5	47.6
Net Cash Used in Investing Activities	$(544.6)	$(476.1)
_________
(1) Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements.
(2) Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3) Proceeds from short-term U.S. Treasury Obligations with an original maturity date of over 90 days.

The increase in portfolio investments and capital additions of $189.1 million for the first six months of 2023 was primarily due to more aircraft spare engines acquired at GEL and more railcars acquired at Rail International, partially offset by fewer railcars acquired at Rail North America and fewer tank containers acquired at Trifleet Leasing. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased by $5.7 million for the first six months of 2023, resulting from proceeds from the sale of Rail Russia and two of the Specialized Gas Vessels at Portfolio Management, partially offset by fewer railcars sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows from financing activities for the six months ended June 30 (in millions):

	2023	2022
Net proceeds from issuance of debt (original maturities longer than 90 days (1)	$585.4	$395.1
Repayments of debt (original maturities longer than 90 days) (1)	(250.0)	(250.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(6.8)	3.4
Dividends	(40.8)	(39.2)
Purchases of assets previously leased (2)	—	(1.5)
Stock repurchases (3)	—	(39.2)
Other	11.1	30.4
Net cash provided by financing activities	$298.9	$99.0
_________
(1) In the first six months of 2023, proceeds from the issuance of debt were $585.4 million (net of debt issuance costs). We issued $400 million of 10-year unsecured debt at a 5.474% yield and drew $190.2 million from the four delayed draw bank term loans noted in the Delayed Draw Terms Loan section of "Liquidity and Capital Resources" below.
(2) We did not purchase any railcars that were previously leased in the first six months 2023, compared to 21 railcars in the first six months of 2022.
(3) We did not repurchase any shares of common stock in the first six months of 2023, compared to 418,757 shares of common stock repurchased for $42.2 million during the same period in 2022, of which $39.2 million settled in the period.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2023 (in millions):

	Material Cash Obligations by Period
	Total	2023 (1)	2024	2025	2026	2027	Thereafter
Recourse debt	$6,847.5	$250.0	$523.6	$518.2	$560.0	$429.1	$4,566.6
Interest on recourse debt (2)	2,096.4	124.7	222.4	208.1	195.6	176.4	1,169.2
Commercial paper and credit facilities	10.9	10.9	—	—	—	—	—
Operating lease obligations	276.6	18.5	39.2	36.5	45.0	38.8	98.6
Purchase commitments (3)	2,656.6	599.8	583.4	352.3	334.4	337.9	448.8
Total	$11,888.0	$1,003.9	$1,368.6	$1,115.1	$1,135.0	$982.2	$6,283.2
_________
(1) For the remainder of the year.
(2) For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2023.
(3) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated railcar types, and related costs of railcars to be purchased under its agreements. For additional details on our purchase agreements, refer to the discussion of Rail North America operating results within this item.

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

The following table shows additional information regarding our short-term borrowings for the six months ended June 30, 2023:

Europe (1)
Balance as of June 30 (in millions)	$10.9
Weighted-average interest rate	4.0%
Euro/dollar exchange rate	1.09

Average daily amount outstanding year to date (in millions)	$17.9
Weighted-average interest rate	3.3%
Average Euro/dollar exchange rate	1.08

Average daily amount outstanding during the second quarter (in millions)	$18.3
Weighted-average interest rate	3.4%
Average Euro/dollar exchange rate	1.09
_________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the United States. In the second quarter of 2023, we entered into an amendment to this facility to extend the maturity by one year from May 2027 to May 2028. As of June 30, 2023, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the United States. In the second quarter of 2023, we also entered into an amendment to this facility, which extended the maturity by one year from May 2025 to May 2026. As of June 30, 2023, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of June 30, 2023, €25.0 million was available under these credit facilities.

Delayed Draw Term Loans

The following table shows our delayed draw term loan agreements ("DDTL") as of June 30, 2023 (in millions):

	DDTL Date	Maturity Date	Facility Amount	Total Amount Drawn(1)	Amount Drawn in 2023	Total Amount Outstanding
U.S.(2)	12/14/2020	12/14/2023	$500.0	$384.0	$—	$250.0
U.S.	1/12/2023	1/12/2026(3)	100.0	100.0	100.0	100.0
India(4)(5)	6/16/2023	6/20/2027	50.0	12.2	12.2	12.2
U.S.	1/31/2023	1/31/2028	50.0	50.0	50.0	50.0
India(4)	9/12/2022	2/28/2028	28.0	28.0	28.0	28.0
_________
(1) Amounts borrowed and repaid are not allowed to be re-borrowed.
(2) In 2021, we terminated the remaining unused commitment of $116 million.
(3) Contains two one-year extension options.
(4) Denominated in Indian rupees, but presented in U.S. dollars in this table.
(5) Advances on this facility can be drawn through December 31, 2023. One quarter of the outstanding balance is due on June 20, 2026 with the remaining balance due on June 20, 2027.

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

At June 30, 2023, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loans, public debt, and private placement debt balances totaling €740.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At June 30, 2023, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of June 30, 2023, our long-term unsecured debt was rated BBB by Standard & Poor's, Baa2 by Moody’s Investor Service and BBB+ by Fitch Ratings, Inc., and our short-term unsecured debt was rated A-2 by Standard & Poor's, P-2 by Moody’s Investor Service and F2 by Fitch Ratings, Inc.. Our rating outlook from all agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash and short-term investments) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
Debt and lease obligations, net of unrestricted cash and short-term investments:
Unrestricted cash and short-term investments	$(317.5)	$(177.4)	$(452.2)	$(596.3)	$(180.3)
Commercial paper and bank credit facilities	10.9	20.3	17.3	16.3	20.0
Recourse debt	6,785.6	6,360.9	6,431.5	6,353.1	5,964.4
Operating lease obligations	241.1	246.2	257.9	259.0	266.7
Total debt and lease obligations, net of unrestricted cash and short-term investments	$6,720.1	$6,450.0	$6,254.5	$6,032.1	$6,070.8
Total recourse debt (1)	$6,720.1	$6,450.0	$6,254.5	$6,032.1	$6,070.8
Shareholders' Equity	$2,178.9	$2,101.5	$2,029.6	$1,940.5	$1,981.5
Recourse Leverage (2)	3.1	3.1	3.1	3.1	3.1
_________
(1) Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash and short-term investments.
(2) Calculated as total recourse debt / shareholder's equity.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the six months ended June 30, 2023, compared to 418,757 shares of common stock purchased for $42.2 million, excluding commissions, of which $39.2 million settled in the period during the first six months in 2022. As of June 30, 2023, $89.6 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, for a summary of our policies.

NON-GAAP FINANCIAL MEASURES

In addition to financial results reported in accordance with GAAP, we compute certain financial measures using non-GAAP components, as defined by the Securities and Exchange Commission ("SEC"). These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. We have provided a reconciliation of our non-GAAP components to the most directly comparable GAAP components.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income (GAAP)	$63.3	$2.6	$140.7	$78.4
Adjustments attributable to consolidated pre-tax income:
(Gain) Loss on Specialized Gas Vessels at Portfolio Management (1)	$(0.2)	$31.5	$1.4	$31.5
Gain on sale of Rail Russia at Rail International (2)	—	—	(0.3)	—
Environmental remediation costs (3)	—	5.9	—	5.9
Total adjustments attributable to consolidated pre-tax income	$(0.2)	$37.4	$1.1	$37.4
Income taxes thereon, based on applicable effective tax rate	$—	$(1.5)	$—	$(1.5)
Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	—	—	—	(3.0)
Total other income tax adjustments attributable to consolidated income	$—	$—	$—	$(3.0)
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	$—	$—	$—	$11.5
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$—	$—	$11.5
Net income, excluding tax adjustments and other items (non-GAAP)	$63.1	$38.5	$141.8	$122.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Diluted earnings per share (GAAP)	$1.74	$0.07	$3.87	$2.18
Adjustments attributable to consolidated income, net of taxes:
(Gain) Loss on Specialized Gas Vessels at Portfolio Management (1)	(0.01)	0.87	0.04	0.87
Gain on sale of Rail Russia at Rail International (2)	—	—	(0.01)	—
Environmental remediation costs (3)	—	0.12	—	0.12
Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	—	—	—	(0.08)
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	—	—	—	0.32
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$1.73	$1.07	$3.90	$3.41
_________
*    Sum of individual components may not be additive due to rounding.

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2023	2022
Net income (GAAP)	$218.2	$179.5

Adjustments attributable to consolidated pre-tax income:
Loss on Specialized Gas Vessels at Portfolio Management (1)	$4.2	$31.5
Net loss on Rail Russia at Rail International (2)	14.3	—
Environmental remediation costs (3)	—	5.9
Net insurance proceeds (6)	—	(5.3)
Total adjustments attributable to pre-tax income	$18.5	$32.1
Income taxes thereon, based on applicable effective tax rate	$—	$(0.2)

Other income tax adjustments attributable to income:
Income tax rate change (4)	—	(3.0)
Total other income tax adjustments attributable to consolidated income	$—	$(3.0)

Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	$—	$11.5
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$11.5
Net income, excluding tax adjustments and other items (non-GAAP)	$236.7	$219.9
_________
(1)    In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. As a result, we recorded $31.5 million of losses in the second quarter of 2022 associated with the impairments of these assets. In the fourth quarter of 2022, we recorded $2.8 million of losses associated with the impairments of these assets. In the first quarter of 2023, we recorded $1.6 million of losses associated with the impairments and subsequent sales of these assets. In the second quarter of 2023, we recorded a gain of $0.2 million associated with the subsequent sales of these assets.
(2)    In the third quarter of 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In the first quarter of 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(3)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(4)    Deferred income tax adjustment due to an enacted corporate income tax rate reduction in Austria in 2022.
(5)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(6)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.

	2023	2022
Return on Equity (GAAP)	10.5%	9.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	11.4%	11.1%

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 13. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

No share repurchases were completed during the second quarter of 2023. As of June 30, 2023, $89.6 million remained available under the repurchase authorization.

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 30, 2023.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

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

10.1
Extension Notice dated May 3, 2023, to Citibank N.A. as administrative agent of the Company’s Five Year Revolving Credit Agreement, dated May 21, 2021, as amended is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 19, 2023, file number 1-2328.

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

Date: July 27, 2023