Form 10-Q
period 2023-09-30
GATX CORP
filed 2023-10-26
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

There were 35.5 million common shares outstanding at September 30, 2023.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30	December 31
	2023	2022
Assets
Cash and Cash Equivalents	$203.1	$303.7
Restricted Cash	0.1	0.3
Short-Term Investments	—	148.5
Receivables
Rent and other receivables	75.2	71.4
Finance leases (as lessor)	135.4	96.5
Less: allowance for losses	(5.7)	(5.9)
	204.9	162.0

Operating Assets and Facilities	12,576.5	11,675.0
Less: allowance for depreciation	(3,561.1)	(3,424.7)
	9,015.4	8,250.3
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	220.2	243.5
	220.2	243.5

Investments in Affiliated Companies	626.9	575.1
Goodwill	116.0	117.2
Other Assets (includes $11.9 and $40.0 related to assets held for sale)	260.9	271.4
Total Assets	$10,647.5	$10,072.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$221.6	$202.2
Debt
Commercial paper and borrowings under bank credit facilities	12.3	17.3
Recourse	6,835.6	6,431.5
	6,847.9	6,448.8
Lease Obligations (as lessee)
Operating leases	233.2	257.9
	233.2	257.9

Deferred Income Taxes	1,072.2	1,031.5
Other Liabilities	98.1	102.0
Total Liabilities	8,473.0	8,042.4
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,787,424 and 68,575,974 Outstanding shares — 35,479,758 and 35,268,308	42.5	42.4
Additional paid in capital	813.1	792.2
Retained earnings	2,963.7	2,831.5
Accumulated other comprehensive loss	(219.9)	(211.6)
Treasury stock at cost (33,307,666 and 33,307,666 shares)	(1,424.9)	(1,424.9)
Total Shareholders’ Equity	2,174.5	2,029.6
Total Liabilities and Shareholders’ Equity	$10,647.5	$10,072.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues
Lease revenue	$317.2	$292.4	$927.8	$860.6
Marine operating revenue	0.6	4.8	6.1	16.2
Other revenue	42.3	23.8	108.3	73.5
Total Revenues	360.1	321.0	1,042.2	950.3
Expenses
Maintenance expense	87.9	75.9	254.1	221.3
Marine operating expense	1.0	3.6	5.4	11.7
Depreciation expense	96.2	88.7	278.1	268.2
Operating lease expense	9.0	9.0	27.0	27.1
Other operating expense	12.0	8.7	34.0	28.7
Selling, general and administrative expense	51.0	47.6	153.4	142.7
Total Expenses	257.1	233.5	752.0	699.7
Other Income (Expense)
Net gain on asset dispositions	16.9	3.9	105.1	53.4
Interest expense, net	(68.1)	(53.6)	(190.8)	(156.7)
Other income (expense)	1.8	(2.5)	(7.1)	(15.8)
Income before Income Taxes and Share of Affiliates’ Earnings	53.6	35.3	197.4	131.5
Income taxes	(14.5)	(13.7)	(52.3)	(38.8)
Share of affiliates' earnings, net of taxes	13.4	7.5	48.1	14.8
Net Income	$52.5	$29.1	$193.2	$107.5
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	$(40.6)	$(57.8)	$(8.7)	$(118.3)
Unrealized gain on derivative instruments	0.8	0.2	1.4	0.8
Post-retirement benefit plans	(2.0)	8.3	(1.0)	11.5
Other comprehensive loss	(41.8)	(49.3)	(8.3)	(106.0)
Comprehensive Income (Loss)	$10.7	$(20.2)	$184.9	$1.5

Share Data
Basic earnings per share	$1.44	$0.82	$5.32	$3.04
Average number of common shares	35.7	35.2	35.6	35.4

Diluted earnings per share	$1.44	$0.81	$5.30	$2.99
Average number of common shares and common share equivalents	35.8	35.7	35.7	35.9

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2023	2022
Operating Activities
Net income	$193.2	$107.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	289.8	278.2
Net gains on disposition of owned assets	(105.6)	(91.0)
Asset impairments	1.2	42.3
Deferred income taxes	38.7	24.0
Share of affiliates’ earnings, net of dividends	(48.1)	(14.8)
Changes in working capital items	30.9	6.4
Net cash provided by operating activities	400.1	352.6
Investing Activities
Portfolio investments and capital additions	(1,237.5)	(887.9)
Portfolio proceeds	208.2	224.9
Proceeds from sales of other assets	16.4	26.4
Proceeds from short-term investments	150.0	—
Other	2.3	30.1
Net cash used in investing activities	(860.6)	(606.5)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	909.2	837.8
Repayments of debt (original maturities longer than 90 days)	(500.0)	(250.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(5.0)	0.7
Stock repurchases	—	(47.2)
Dividends	(60.7)	(57.9)
Purchases of assets previously leased	—	(1.5)
Other	16.4	30.9
Net cash provided by financing activities	359.9	512.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	(6.8)
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	(100.8)	252.1
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	304.0	344.5
Cash, Cash Equivalents, and Restricted Cash at end of the period	$203.2	$596.6

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30				Nine Months Ended September 30
	2023		2022		2023		2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.8	$42.5	68.5	$42.4	68.6	$42.4	68.3	$42.2
Issuance of common stock	—	—	—	—	0.2	0.1	0.2	0.2
Balance at end of the period	68.8	42.5	68.5	42.4	68.8	42.5	68.5	42.4
Treasury Stock
Balance at beginning of the period	(33.3)	(1,424.9)	(33.2)	(1,419.9)	(33.3)	(1,424.9)	(32.8)	(1,377.7)
Stock repurchases	—	—	(0.1)	(5.0)	—	—	(0.5)	(47.2)
Balance at end of the period	(33.3)	(1,424.9)	(33.3)	(1,424.9)	(33.3)	(1,424.9)	(33.3)	(1,424.9)
Additional Paid In Capital
Balance at beginning of the period		807.8		784.7		792.2		763.8
Share-based compensation effects		5.3		3.2		20.9		24.1
Balance at end of the period		813.1		787.9		813.1		787.9
Retained Earnings
Balance at beginning of the period		2,931.6		2,791.6		2,831.5		2,751.5
Net income		52.5		29.1		193.2		107.5
Dividends declared ($0.55 and $0.52 per share QTR and $1.65 and $1.56 YTD)		(20.4)		(19.0)		(61.0)		(57.3)
Balance at end of the period		2,963.7		2,801.7		2,963.7		2,801.7
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(178.1)		(217.3)		(211.6)		(160.6)
Other comprehensive loss		(41.8)		(49.3)		(8.3)		(106.0)
Balance at end of the period		(219.9)		(266.6)		(219.9)		(266.6)
Total Shareholders’ Equity		$2,174.5		$1,940.5		$2,174.5		$1,940.5

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

In the second quarter of 2023, we sold one of our liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We had previously sold one vessel in the first quarter of 2023 and two vessels in the third quarter of 2022. The one remaining vessel is classified as held for sale as of September 30, 2023.

In 2023, GATX Engine Leasing ("GEL") acquired ten aircraft spare engines for $267.3 million.

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

Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2023. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Operating lease revenue:
Fixed lease revenue	$289.7	$267.5	$848.2	$788.7
Variable lease revenue	24.2	22.6	70.6	65.1
Total operating lease revenue	$313.9	$290.1	$918.8	$853.8
Finance lease revenue	3.3	2.3	9.0	6.8
Total lease revenue	$317.2	$292.4	$927.8	$860.6

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income (loss) and was $23.1 million and $68.8 million for the three and nine months ended September 30, 2023 and $20.3 million and $61.2 million for the three and nine months ended September 30, 2022.

NOTE 5. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at September 30, 2023 and December 31, 2022.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of September 30, 2023 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2022 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had eleven instruments outstanding with an aggregate notional amount of $203.5 million as of September 30, 2023 that mature in 2023 and one instrument outstanding with an aggregate notional amount of $110.1 million as of December 31, 2022 that matures in 2023. Within the next 12 months, we expect to reclassify $1.6 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other income (expense) immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $11.8 million as of September 30, 2023 and $12.1 million as of December 31, 2022. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value September 30, 2023	Fair Value December 31, 2022
Derivative Assets
Foreign exchange contracts (1)	Other assets	$2.6	$—
Foreign exchange contracts (2)	Other assets	—	0.7
Total derivative assets		$2.6	$0.7
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$11.7	$11.6
Foreign exchange contracts (1)	Other liabilities	0.1	0.5
Foreign exchange contracts (2)	Other liabilities	6.5	—
Total derivative liabilities		$18.3	$12.1
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of September 30, 2023 and December 31, 2022, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Recourse debt	$(195.4)	$(195.2)	$(11.7)	$(11.6)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our statements of comprehensive income (loss) (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$(6.1)	$(6.8)	$(3.6)	$(14.7)
Total	$(6.1)	$(6.8)	$(3.6)	$(14.7)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Interest expense	$0.4	$0.4	$1.2	$1.2
Other income (expense)	(5.7)	(6.8)	(3.3)	(14.9)
Total	$(5.3)	$(6.4)	$(2.1)	$(13.7)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (loss) (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Total interest expense	$(68.1)	$(53.6)	$(190.8)	$(156.7)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(0.2)	6.0	0.1	13.2
Derivatives designated as hedging instruments	0.2	(6.0)	(0.1)	(13.2)
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.4)	(0.4)	(1.2)	(1.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Income (Expense) on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Total other income (expense)	$1.8	$(2.5)	$(7.1)	$(15.8)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into earnings (1)	5.7	6.8	3.3	14.9
Gain (Loss) on non-designated derivative contracts	3.2	2.7	(8.0)	7.4
_________
(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other expense.

Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments. There were no short-term investments at September 30, 2023. As of December 31, 2022, short-term investments of $148.5 million consisted of U.S. Treasury securities, which were classified as held-to-maturity and valued at amortized cost.

We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$6,553.4	$5,723.7	$6,045.1	$5,309.8
Recourse floating rate debt	316.3	316.3	417.8	417.0

NOTE 6. Asset Impairments and Assets Held for Sale

In the third quarter of 2022, we made the decision to exit Rail Russia, which is reported within the Rail International segment. The net assets of Rail Russia were then classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses totaling $14.6 million in 2022, which are presented in net gain on asset dispositions in the statements of comprehensive income (loss). The impairment charges included $1.2 million for the anticipated liquidation of the cumulative translation adjustment. In the first quarter of 2023, we completed the sale of Rail Russia and recorded a gain of $0.3 million, which is presented in net gain on asset dispositions in the statements of comprehensive income (loss).

In the second quarter of 2022, we made the decision to sell our five Specialized Gas Vessels within the Portfolio Management segment. The Specialized Gas Vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses totaling $34.3 million in 2022. The impairments were driven by our decision to sell these vessels and resulted from the associated change in our expected use and holding periods for these assets. We sold two vessels in the third quarter of 2022. In the first quarter of 2023, we sold one vessel, resulting in a loss on disposition of $0.4 million, and recorded an impairment loss of $1.2 million on one of the two remaining vessels. The impairment loss was included in net gain on asset dispositions in the statements of comprehensive income (loss). In the second quarter of 2023, we sold one vessel and recorded a gain of $0.2 million associated with this sale. The one remaining vessel continues to be classified as held for sale and its fair value was $11.4 million as of September 30, 2023. We based the fair value of the asset on our estimate of the expected net sales proceeds.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table summarizes the components of asset impairments by segment (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Attributable to Consolidated Assets
Rail International	$—	$10.8	$—	$10.8
Portfolio Management	—	—	1.2	31.5
Total	$—	$10.8	$1.2	$42.3

The following table summarizes assets held for sale by business segment (in millions):

	September 30 2023	December 31 2022
Rail North America	$0.5	$1.2
Rail International	—	13.7
Portfolio Management	11.4	25.1
Total	$11.9	$40.0

All assets held for sale at September 30, 2023 are expected to be sold within one year and are included in Other Assets on the balance sheet.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended September 30, 2023 and 2022 (in millions):

	2023 Pension Benefits	2022 Pension Benefits	2023 Retiree Health and Life	2022 Retiree Health and Life
Service cost	$1.3	$2.0	$—	$—
Interest cost	4.1	2.5	0.1	0.1
Expected return on plan assets	(5.2)	(4.0)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.1)
Unrecognized net actuarial loss (gain)	0.2	2.2	(0.1)	(0.1)
Net periodic cost	$0.4	$2.7	$—	$(0.1)

The following table shows the components of net periodic cost for the nine months ended September 30, 2023 and 2022 (in millions):

	2023 Pension Benefits	2022 Pension Benefits	2023 Retiree Health and Life	2022 Retiree Health and Life
Service cost	$4.0	$5.9	$0.1	$0.1
Interest cost	12.4	7.4	0.5	0.3
Expected return on plan assets	(15.9)	(11.8)	—	—
Settlement accounting adjustment	1.4	0.9	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.2)	(0.2)
Unrecognized net actuarial loss (gain)	0.7	6.8	(0.4)	(0.3)
Net periodic cost	$2.6	$9.2	$—	$(0.1)
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense and the non-service components are recorded in other income (expense) in the statements of comprehensive income (loss).

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $1.4 million of expense for the nine months ended September 30, 2023, and $0.9 million of expense for the nine months ended September 30, 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Share-Based Compensation

During the nine months ended September 30, 2023, we granted 189,900 non-qualified employee stock options, 33,462 restricted stock units, 36,860 performance shares, and 13,266 restricted stock units awarded to non-employee directors. For the three and nine months ended September 30, 2023, total share-based compensation expense was $2.8 million and $11.4 million and the related tax benefits were $0.7 million and $2.9 million. For the three and nine months ended September 30, 2022, total share-based compensation expense was $3.4 million and $10.5 million and the related tax benefits were $0.9 million and $2.6 million.

The estimated fair value of our 2023 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2023
Weighted-average estimated fair value	$41.06
Quarterly dividend rate	$0.55
Expected term of stock options, in years	4.2
Risk-free interest rate	3.7%
Dividend yield	1.9%
Expected stock price volatility	35.4%
Present value of dividends	$8.57

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the nine months ended September 30:

	2023	2022
Effective income tax rate	26.5%	29.5%

The decrease in the effective rate for the current year compared to the prior year was primarily due to the impairments of the Rail Russia business and the Specialized Gas Vessels in the prior year, for both of which no tax benefit is allowed. These impacts were partially offset by a benefit related to a reduction in the statutory tax rate of Austria in the prior year. Both years were also impacted by the incremental benefits associated with equity awards vested or exercised during the year, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

The following table shows our commercial commitments (in millions):

	September 30 2023	December 31 2022
Standby letters of credit and performance bonds	$8.8	$9.0
Derivative guarantees	0.6	1.9
Total commercial commitments (1)	$9.4	$10.9
_________
(1) There were no liabilities recorded on the balance sheet for commercial commitments at September 30, 2023 and December 31, 2022. As of September 30, 2023, our outstanding commitments expire in 2023 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

Under the two-class method, net income is allocated between shares of common stock and participating securities based on their participating rights. Basic EPS is computed by dividing net income, adjusted for earnings allocated to participating securities, by the weighted-average number of common shares outstanding. We weight shares issued or reacquired for the portion of the period that they were outstanding. Diluted EPS is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted-average number of common shares outstanding adjusted for the dilutive effect of unvested stock options, restricted stock units and performance shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or the two-class method. Earnings allocable to participating securities include the portion of dividends declared and the portion of undistributed earnings during the period.

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Basic earnings per share:
Net income	$52.5	$29.1	$193.2	$107.5
Less: Net income allocated to participating securities	(0.9)	—	(3.7)	—
Net income available to common shareholders	$51.6	$29.1	$189.5	$107.5
Weighted-average shares outstanding - basic	35.7	35.2	35.6	35.4
Basic earnings per share	$1.44	$0.82	$5.32	$3.04

Diluted earnings per share:
Net income	$52.5	$29.1	$193.2	$107.5
Less: Net income allocated to participating securities	(0.9)	—	(3.7)	—
Net income available to common shareholders	$51.6	$29.1	$189.5	$107.5
Weighted-average shares outstanding - basic	35.7	35.2	35.6	35.4
Effect of dilutive securities:
Equity compensation plans	0.1	0.5	0.1	0.5
Weighted-average shares outstanding - diluted	35.8	35.7	35.7	35.9
Diluted earnings per share	$1.44	$0.81	$5.30	$2.99

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plan Adjustments	Total
Accumulated other comprehensive loss at December 31, 2022	$(152.1)	$(11.2)	$(48.3)	$(211.6)
Change in component	8.8	(1.1)	(0.1)	7.6
Reclassification adjustments into earnings (1)	—	2.0	—	2.0
Income tax effect	—	(0.1)	—	(0.1)
Accumulated other comprehensive loss at March 31, 2023	$(143.3)	$(10.4)	$(48.4)	$(202.1)
Change in component	23.1	(1.3)	1.6	23.4
Reclassification adjustments into earnings (1)	—	1.2	—	1.2
Income tax effect	—	(0.1)	(0.5)	(0.6)
Accumulated other comprehensive loss at June 30, 2023	$(120.2)	$(10.6)	$(47.3)	$(178.1)
Change in component	(40.6)	6.1	(2.9)	(37.4)
Reclassification adjustments into earnings (1)	—	(5.3)	0.1	(5.2)
Income tax effect	—	—	0.8	0.8
Accumulated other comprehensive loss at September 30, 2023	$(160.8)	$(9.8)	$(49.3)	$(219.9)
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

On June 30, 2023 a third-party complaint was filed by Norfolk Southern Railway Company and Norfolk Southern Corporation (collectively, “Norfolk Southern”) against us and several other parties in the Northern District of Ohio (Eastern Division) for contribution and recovery of environmental damages related to the derailment of a Norfolk Southern train in East Palestine, Ohio that included railcars owned by GATX Corporation. The Company intends to vigorously defend itself against this lawsuit. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with this lawsuit and therefore has not established any accruals for potential liability related to this incident.

On July 25, 2023 a separate third-party complaint was filed by Norfolk Southern against us and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. The Company intends to vigorously defend itself against these lawsuits. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint and, on September 26, 2023, filed a motion to dismiss the plaintiffs' complaint. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with these lawsuits and therefore has not established any accruals for potential liability related to this incident.

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

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that are leased or employed in engine capacity agreements, and the Specialized Gas Vessels. In the third quarter of 2023, GEL acquired one aircraft spare engine for approximately $28 million. In the second quarter of 2023, GEL acquired nine aircraft spare engines for approximately $239 million, and GATX sold one of the Specialized Gas Vessels. GATX had previously sold one of the Specialized Gas Vessels in the first quarter of 2023 and two Specialized Gas Vessels in the third quarter of 2022. The one remaining vessel continues to be classified as held for sale as of September 30, 2023. See "Note 6. Asset Impairments and Assets Held for Sale" for further information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2023
Revenues
Lease revenue	$225.2	$75.6	$8.1	$8.3	$317.2
Marine operating revenue	—	—	0.6	—	0.6
Other revenue	22.7	3.6	13.7	2.3	42.3
Total Revenues	247.9	79.2	22.4	10.6	360.1
Expenses
Maintenance expense	69.4	17.1	—	1.4	87.9
Marine operating expense	—	—	1.0	—	1.0
Depreciation expense	66.9	17.5	8.4	3.4	96.2
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.5	2.7	2.1	0.7	12.0
Total Expenses	151.8	37.3	11.5	5.5	206.1
Other Income (Expense)
Net gain on asset dispositions	15.5	0.9	0.2	0.3	16.9
Interest (expense) income, net	(46.6)	(14.5)	(8.7)	1.7	(68.1)
Other income (expense)	1.2	(0.1)	(0.2)	0.9	1.8
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	18.0	—	17.9
Segment profit	$66.1	$28.2	$20.2	$8.0	$122.5
Less:
Selling, general and administrative expense					51.0
Income taxes (includes $4.5 related to affiliates' earnings)					19.0
Net income					$52.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$13.0	$—	$—	$0.1	$13.1
Residual sharing income	0.1	—	0.2	—	0.3
Non-remarketing net gains (1)	2.4	0.9	—	0.2	3.5
	$15.5	$0.9	$0.2	$0.3	$16.9

Capital Expenditures
Portfolio investments and capital additions	$197.0	$129.6	$28.3	$9.0	$363.9

Selected Balance Sheet Data at September 30, 2023
Investments in affiliated companies	$0.4	$—	$626.5	$—	$626.9
Identifiable assets	$6,778.4	$1,979.2	$1,369.4	$520.5	$10,647.5
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
_________
(1) Includes net gains (losses) from scrapping of railcars

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2023
Revenues
Lease revenue	$659.2	$219.1	$24.5	$25.0	$927.8
Marine operating revenue	—	—	6.1	—	6.1
Other revenue	68.0	9.6	24.6	6.1	108.3
Total Revenues	727.2	228.7	55.2	31.1	1,042.2
Expenses
Maintenance expense	203.1	47.6	—	3.4	254.1
Marine operating expense	—	—	5.4	—	5.4
Depreciation expense	198.5	49.8	19.9	9.9	278.1
Operating lease expense	27.0	—	—	—	27.0
Other operating expense	20.2	7.2	4.4	2.2	34.0
Total Expenses	448.8	104.6	29.7	15.5	598.6
Other Income (Expense)
Net gain on asset dispositions	97.4	2.4	4.7	0.6	105.1
Interest (expense) income, net	(133.4)	(40.5)	(20.9)	4.0	(190.8)
Other (expense) income	(1.3)	(7.0)	(0.5)	1.7	(7.1)
Share of affiliates' pre-tax (losses) earnings	(0.5)	—	66.3	—	65.8
Segment profit	$240.6	$79.0	$75.1	$21.9	$416.6
Less:
Selling, general and administrative expense					153.4
Income taxes (includes $17.7 related to affiliates' earnings)					70.0
Net income					$193.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$88.4	$0.5	$5.5	$0.3	$94.7
Residual sharing income	0.3	—	0.4	—	0.7
Non-remarketing net gains (1)	8.7	1.9	—	0.3	10.9
Asset impairments	—	—	(1.2)	—	(1.2)
	$97.4	$2.4	$4.7	$0.6	$105.1
Capital Expenditures
Portfolio investments and capital additions	$654.8	$288.0	$267.3	$27.4	$1,237.5
_________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2022
Revenues
Lease revenue	$615.0	$199.4	$24.8	$21.4	$860.6
Marine operating revenue	—	—	16.2	—	16.2
Other revenue	61.8	6.5	0.1	5.1	73.5
Total Revenues	676.8	205.9	41.1	26.5	950.3
Expenses
Maintenance expense	180.1	39.0	—	2.2	221.3
Marine operating expense	—	—	11.7	—	11.7
Depreciation expense	193.7	52.0	13.6	8.9	268.2
Operating lease expense	27.1	—	—	—	27.1
Other operating expense	19.2	6.0	1.7	1.8	28.7
Total Expenses	420.1	97.0	27.0	12.9	557.0
Other Income (Expense)
Net gain (loss) on asset dispositions	90.0	(7.9)	(29.1)	0.4	53.4
Interest expense, net	(105.8)	(33.5)	(13.9)	(3.5)	(156.7)
Other (expense) income	(3.4)	0.2	—	(12.6)	(15.8)
Share of affiliates' pre-tax earnings	0.3	—	20.5	—	20.8
Segment profit (loss)	$237.8	$67.7	$(8.4)	$(2.1)	$295.0
Less:
Selling, general and administrative expense					142.7
Income taxes (includes $6.0 related to affiliates' earnings)					44.8
Net income					$107.5

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$74.4	$1.0	$—	$0.2	$75.6
Residual sharing income	2.3	—	2.4	—	4.7
Non-remarketing net gains (1)	13.3	1.9	—	0.2	15.4
Asset impairments	—	(10.8)	(31.5)	—	(42.3)
	$90.0	$(7.9)	$(29.1)	$0.4	$53.4

Capital Expenditures
Portfolio investments and capital additions	$676.6	$177.8	$—	$33.5	$887.9
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

In 2023, we sold two of our liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We had previously sold two vessels in the third quarter of 2022. The one remaining vessel continues to be classified as held for sale as of September 30, 2023.

In 2023, GATX Engine Leasing ("GEL") acquired ten aircraft spare engines for $267.3 million. Financial results for this business are reported in the Portfolio Management segment.

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

Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2023. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

To date, the conflict has not had a material impact on business operations at our global railcar, aircraft spare engine, and tank container leasing businesses outside of Russia. Furthermore, the nature of the impact on financial results varies across our business units, including the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates" or "RRPF"). Initially, an increase in steel prices led to higher new asset costs across our rail and tank container leasing businesses, a trend that supports higher lease rates on many existing assets but makes new investments more challenging. Steel prices continue to be volatile. Supply chain disruptions, slower new railcar deliveries, and limited access to key components such as wheelsets have been more impactful in Europe and India. We continue to monitor the nature and magnitude of these impacts across our railcar and tank container leasing businesses.

In 2022, after a thorough strategic review, we made the decision to exit Rail Russia. This decision was due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. In the first quarter of 2023, we completed the sale of Rail Russia.

DISCUSSION OF OPERATING RESULTS

Net income for the first nine months of 2023 was $193.2 million, or $5.30 per diluted share, compared to $107.5 million, or $2.99 per diluted share, for the same period in 2022. Results for the nine months ended September 30, 2023 included a net negative impact of $1.1 million ($0.03 per diluted share) from tax adjustments and other items, compared to a net negative impact of $55.2 million ($1.54 per diluted share) from tax adjustments and other items for the nine months ended September 30, 2022. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $31.6 million compared to the prior year, largely due to higher share of affiliates' earnings at the RRPF affiliates, higher lease revenue and asset disposition gains at Rail North America and higher results from GEL operations.

Net income for the third quarter of 2023 was $52.5 million, or $1.44 per diluted share, compared to $29.1 million, or $0.81 per diluted share, for the same period in 2022. Results for the three months ended September 30, 2022 included a net negative impact of $10.8 million ($0.31 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $12.6 million compared to the prior year, largely due to higher share of affiliates' earnings at the RRPF affiliates, higher lease revenue and asset disposition gains at Rail North America, and higher results from GEL operations.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Segment Revenues
Rail North America	$247.9	$231.3	$727.2	$676.8
Rail International	79.2	67.6	228.7	205.9
Portfolio Management	22.4	13.1	55.2	41.1
Other	10.6	9.0	31.1	26.5
	$360.1	$321.0	$1,042.2	$950.3
Segment Profit
Rail North America	$66.1	$64.3	$240.6	$237.8
Rail International	28.2	14.5	79.0	67.7
Portfolio Management	20.2	11.2	75.1	(8.4)
Other	8.0	2.9	21.9	(2.1)
	122.5	92.9	416.6	295.0
Less:
Selling, general and administrative expense	51.0	47.6	153.4	142.7
Income taxes (includes $4.5 and $2.5 QTR and $17.7 and $6.0 YTD related to affiliates' earnings)	19.0	16.2	70.0	44.8
Net Income (GAAP)	$52.5	$29.1	$193.2	$107.5

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$52.5	$39.9	$194.3	$162.7
Diluted earnings per share (GAAP)	$1.44	$0.81	$5.30	$2.99
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$1.44	$1.12	$5.33	$4.53

Investment Volume	$363.9	$203.4	$1,237.5	$887.9

The following table shows our return on equity for the trailing 12 months ended September 30:

	2023	2022
Return on Equity (GAAP)	11.7%	8.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	12.1%	11.2%
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

RAIL NORTH AMERICA

Segment Summary

Demand for existing railcars continued to be robust for most railcar types and Rail North America continued to capitalize on current market conditions by increasing renewal lease rates and lengthening lease terms. Utilization was 99.3% at the end of the quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues
Lease revenue	$225.2	$211.3	$659.2	$615.0
Other revenue	22.7	20.0	68.0	61.8
Total Revenues	247.9	231.3	727.2	676.8

Expenses
Maintenance expense	69.4	62.4	203.1	180.1
Depreciation expense	66.9	65.3	198.5	193.7
Operating lease expense	9.0	9.0	27.0	27.1
Other operating expense	6.5	6.0	20.2	19.2
Total Expenses	151.8	142.7	448.8	420.1

Other Income (Expense)
Net gain on asset dispositions	15.5	13.3	97.4	90.0
Interest expense, net	(46.6)	(36.5)	(133.4)	(105.8)
Other income (expense)	1.2	(1.4)	(1.3)	(3.4)
Share of affiliates' pre-tax losses (earnings)	(0.1)	0.3	(0.5)	0.3
Segment Profit	$66.1	$64.3	$240.6	$237.8

Investment Volume	$197.0	$142.5	$654.8	$676.6

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Railcars	$204.0	$190.0	$597.0	$549.2
Boxcars	14.6	14.8	42.6	46.5
Locomotives	6.6	6.5	19.6	19.3
Total	$225.2	$211.3	$659.2	$615.0

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	September 30 2022	December 31 2022	March 31 2023	June 30 2023	September 30 2023
Beginning balance	101,272	101,289	100,954	101,219	100,585
Railcars added	772	583	1,816	358	791
Railcars scrapped	(506)	(486)	(324)	(316)	(292)
Railcars sold	(249)	(432)	(1,227)	(676)	(428)
Ending balance	101,289	100,954	101,219	100,585	100,656
Utilization rate at quarter end (1)	99.6%	99.5%	99.3%	99.3%	99.3%
Renewal success rate (2)	87.2%	85.7%	77.9%	85.3%	83.6%
Active railcars at quarter end (3)	100,834	100,396	100,475	99,871	99,933
Average active railcars (4)	100,783	100,618	100,552	100,230	99,796
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

As of September 30, 2023, leases for approximately 5,400 tank and freight cars and approximately 800 boxcars were scheduled to expire over the remainder of 2023. These amounts exclude railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At September 30, 2023, 2,416 railcars have been ordered pursuant to the terms of the agreement, of which 35 railcars have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At September 30, 2023, all 4,800 railcars have been ordered pursuant to the amended terms of the agreement, of which 4,512 railcars have been delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of September 30, 2023, all 7,650 railcars have been ordered, of which 7,006 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by early 2024.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
99.0%
98.0%
97.0%
96.0%
95.0%
Utilization
3Q22
4Q22
1Q23
2Q23
3Q23
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

In the second quarter of 2023, we modified the methodology of the LPI calculation to more consistently reflect actual trends in renewal lease rates and renewal lease terms across the North American non-boxcar fleet. Under the modified methodology, the LPI calculation includes all renewal activity based on a 12-month trailing average, and the renewals are weighted by the count of all renewals during the reporting period. We believe this modification will provide investors and other constituents with a more complete representation of lease rate and term performance. The LPI metrics presented below reflect the revised calculation.

During the third quarter of 2023, the renewal rate change of the LPI was positive 33.4%, compared to positive 33.1% in the prior quarter, and positive 18.8% in the third quarter of 2022. Lease terms on renewals for cars in the LPI averaged 65 months in the current quarter, compared to 61 months in the prior quarter, and 52 months in the third quarter of 2022.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
40%
30%
20%
10%
0%
70
60
50
40
30
20
10
0
52
52
55
61
65
18.8%
24.4%
28.3%
33.1%
33.4%
3Q22
4Q22
1Q23
2Q23
3Q23
Average Renewal Lease Rate Change
Average Renewal Lease Term

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	September 30 2022	December 31 2022	March 31 2023	June 30 2023	September 30 2023
Beginning balance	10,315	10,224	8,663	8,789	8,959
Boxcars added	—	106	229	279	316
Boxcars scrapped	(91)	(94)	(103)	(109)	(95)
Boxcars sold	—	(1,573)	—	—	(93)
Ending balance	10,224	8,663	8,789	8,959	9,087
Utilization rate at quarter end (1)	100.0%	99.9%	100.0%	99.8%	99.7%
Active boxcars at quarter end (2)	10,220	8,657	8,788	8,942	9,062
Average active railcars (3)	10,267	9,032	8,720	8,855	8,985
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

Comparison of the First Nine Months of 2023 to the First Nine Months of 2022

Segment Profit

In the first nine months of 2023, segment profit of $240.6 million increased 1.2% compared to $237.8 million for the same period in the prior year. The increase was primarily driven by higher lease revenue and net gain on asset dispositions, partially offset by higher interest and maintenance expenses. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year.

Revenues

In the first nine months of 2023, lease revenue increased $44.2 million, or 7.2%, driven by higher lease rates. Other revenue increased $6.2 million due to higher repair revenue.

Expenses

In the first nine months of 2023, maintenance expense increased $23.0 million, driven by more repair events, general inflationary pressures, and more repairs performed by the railroads. Depreciation expense increased $4.8 million due to the timing of new railcar investments and dispositions. Other operating expense increased $1.0 million due to higher switching and freight costs, partially offset by lower storage costs.

Other Income (Expense)

In the first nine months of 2023, net gain on asset dispositions increased $7.4 million due to higher gains per railcar sold in the current year, partially offset by fewer railcars sold and lower net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Interest expense increased $27.6 million, driven by a higher average debt balance and a higher average interest rate.

Investment Volume

During the first nine months of 2023, investment volume was $654.8 million compared to $676.6 million in the same period in 2022. We acquired 2,506 newly built railcars and purchased 1,266 railcars in the secondary market in the first nine months of 2023, compared to 3,529 newly built railcars and 420 railcars in the secondary market in the same period in 2022.

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

Comparison of the Third Quarter of 2023 to the Third Quarter of 2022

Segment Profit

In the third quarter of 2023, segment profit of $66.1 million increased 2.8% compared to $64.3 million for the same period in the prior year. The increase was primarily driven by higher lease revenue and higher net gain on asset dispositions, partially offset by higher interest and maintenance expenses. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year.

Revenues

In the third quarter of 2023, lease revenue increased $13.9 million, or 6.6%, driven by higher lease rates. Other revenue increased $2.7 million, primarily due to higher repair revenue.

Expenses

In the third quarter of 2023, maintenance expense increased $7.0 million. The increase was largely due to more repair events, more regulatory compliance events, general inflationary pressures, and more repairs performed by the railroads. Depreciation expense increased $1.6 million due to the timing of new railcar investments and dispositions. Other operating expense increased $0.5 million due to higher switching, freight, and insurance costs.

Other Income (Expense)

In the third quarter of 2023, net gain on asset dispositions increased $2.2 million largely due to more railcars sold, partially offset by lower net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $10.1 million, driven by a higher average debt balance and a higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the first nine months of 2023 and continued to grow its fleet. GRE experienced renewal lease rate increases for most railcar types in the period.

Our rail business in India ("Rail India") increased its fleet size in the first nine months of 2023 and continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained robust, driven by continued growth in the economy and infrastructure development.

In the first quarter of 2023, we sold Rail Russia and recorded a gain of $0.3 million upon completion of the sale. The net assets of Rail Russia had been classified as held for sale, and we recorded impairment losses of $14.6 million in 2022. See "Note 6. Asset Impairments and Assets Held for Sale " in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues
Lease revenue	$75.6	$65.3	$219.1	$199.4
Other revenue	3.6	2.3	9.6	6.5
Total Revenues	79.2	67.6	228.7	205.9

Expenses
Maintenance expense	17.1	12.8	47.6	39.0
Depreciation expense	17.5	16.8	49.8	52.0
Other operating expense	2.7	1.5	7.2	6.0
Total Expenses	37.3	31.1	104.6	97.0

Other Income (Expense)
Net gain (loss) on asset dispositions	0.9	(10.3)	2.4	(7.9)
Interest expense, net	(14.5)	(11.2)	(40.5)	(33.5)
Other (expense) income	(0.1)	(0.5)	(7.0)	0.2
Segment Profit	$28.2	$14.5	$79.0	$67.7

Investment Volume	$129.6	$50.1	$288.0	$177.8

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	September 30 2022	December 31 2022	March 31 2023	June 30 2023	September 30 2023
Beginning balance	27,470	27,701	28,005	28,461	28,759
Railcars added	277	362	502	376	446
Railcars scrapped or sold	(46)	(58)	(46)	(78)	(103)
Ending balance	27,701	28,005	28,461	28,759	29,102
Utilization rate at quarter end (1)	99.4%	99.3%	98.5%	96.9%	96.0%
Active railcars at quarter end (2)	27,534	27,801	28,031	27,875	27,947
Average active railcars (3)	27,489	27,658	27,931	27,973	27,884
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

The decline in GRE's fleet utilization was primarily due to weakness in the intermodal market. As of September 30, 2023, leases for approximately 769 railcars were scheduled to expire over the remainder of 2023. These amounts exclude railcars on leases expiring in 2023 that have already been renewed or assigned to a new lessee.

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q22
4Q22
1Q23
2Q23
3Q23
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	September 30 2022	December 31 2022	March 31 2023	June 30 2023	September 30 2023
Beginning balance	5,503	5,564	5,872	6,351	6,927
Railcars added	61	308	479	576	957
Ending balance	5,564	5,872	6,351	6,927	7,884
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	5,564	5,872	6,351	6,927	7,884
Average active railcars (3)	5,518	5,703	6,038	6,584	7,366
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

Comparison of the First Nine Months of 2023 to the First Nine Months of 2022

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the first nine months of 2023, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $3.7 million and segment profit, excluding other income (expense), by approximately $1.5 million compared to the same period in 2022.

Segment Profit

In the first nine months of 2023, segment profit of $79.0 million increased 16.7% compared to $67.7 million for the same period in the prior year. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Segment profit in 2022 included a $10.8 million impairment charge recorded as a result of the decision to exit the Rail Russia business. Excluding these items, results for Rail International were $0.2 million higher than 2022. The increase was primarily due to more railcars on lease and higher lease rates, offset by changes in foreign exchange rates, including the impact of euro-zloty fluctuations.

Revenues

In the first nine months of 2023, lease revenue increased $19.7 million, or 9.9%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates. Other revenue increased $3.1 million, driven by higher repair revenue.

Expenses

In the first nine months of 2023, maintenance expense increased $8.6 million, primarily due to more repairs performed, higher costs for repairs, and the impact of foreign exchange rates. Depreciation expense decreased $2.2 million, due to certain operating assets at GRE becoming fully depreciated in the prior year, partially offset by the impact of new railcars added to the fleet.

Other Income (Expense)

In the first nine months of 2023, net gain on asset dispositions increased $10.3 million, driven by impairment losses recorded in the prior year as a result of the decision to exit the Rail Russia business. Net interest expense increased $7.0 million, due to a higher average interest rate and a higher average debt balance. Other (expense) income was unfavorable by $7.2 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations, partially offset by lower litigation costs.

Investment Volume

During the first nine months of 2023, investment volume was $288.0 million compared to $177.8 million in the same period in 2022. In the first nine months ended September 30, 2023, GRE acquired 1,324 railcars compared to 849 railcars for the same period in 2022, and Rail India acquired 2,012 railcars in the current year compared to 734 railcars for the same period in 2022.

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

Comparison of the Third Quarter of 2023 to the Third Quarter of 2022

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus foreign currencies in which it conducts business, primarily the euro. In the third quarter of 2023, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $5.1 million and segment profit, excluding other income (expense), by approximately $2.3 million compared to the same period in 2022.

Segment Profit

In the third quarter of 2023, segment profit of $28.2 million increased 94.5% compared to $14.5 million for the same period in the prior year. Segment profit in 2022 included a $10.8 million impairment charge recorded as a result of the decision to exit the Rail Russia business. Excluding this impairment, results for Rail International were $2.9 million higher than 2022. The increase was primarily due to more railcars on lease and higher lease rates, partially offset by higher maintenance expense and interest expense.

Revenues

In the third quarter of 2023, lease revenue increased $10.3 million, or 15.8%, due to more railcars on lease and higher lease rates at GRE and Rail India, as well as the impact of foreign exchange rates. Other revenue increased $1.3 million, driven by higher repair revenue.

Expenses

In the third quarter of 2023, maintenance expense increased $4.3 million, due to more repairs performed, higher costs for repairs, and the impact of foreign exchange rates. Depreciation expense increased $0.7 million, due to the impact of new railcars added to the fleet and the impact of foreign exchange rates, partially offset by certain operating assets at GRE becoming fully depreciated in the prior year.

Other Income (Expense)

In the third quarter of 2023, net gain on asset dispositions increased $11.2 million, driven by the absence of impairment losses recorded in the prior year as a result of the decision to exit the Rail Russia business and higher net scrapping gains. Net interest expense increased $3.3 million due to a higher average debt balance and a higher average interest rate. Other (expense) income was favorable by $0.4 million, driven by lower litigation costs, partially offset by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $66.3 million and $18.0 million for the nine months and three months ended September 30, 2023, compared to $20.5 million and $9.7 million for the same periods in 2022. In the first quarter of 2022, RRPF recorded an impairment charge associated with aircraft spare engines in Russia that RRPF does not expect to recover. GATX's 50% share of that net impairment was $15.3 million ($11.5 million after tax).

The operating environment for the RRPF affiliates was strong, as demand for international air passenger travel continued to improve.

Portfolio Management also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. In 2023, GEL acquired ten aircraft spare engines for $267.3 million. As of September 30, 2023, GEL owned 29 aircraft spare engines, with 14 on long-term leases with airline customers and 15 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates.

Portfolio Management also owns the Specialized Gas Vessels. In 2022, we made the decision to sell the Specialized Gas Vessels and recorded impairment losses totaling $34.3 million. We sold two Specialized Gas Vessels in the third quarter of 2022. In 2023, we recorded net losses of $1.4 million on the sale of two of the remaining vessels. The one remaining vessel continues to be classified as held for sale as of September 30, 2023.

In 2023, Portfolio Management sold its natural gas holdings and recorded a gain of $5.7 million.

Portfolio Management's total asset base was $1,369.4 million at September 30, 2023, compared to $1,371.6 million at June 30, 2023, and $991.1 million at September 30, 2022.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues
Lease revenue	$8.1	$8.3	$24.5	$24.8
Marine operating revenue	0.6	4.8	6.1	16.2
Other revenue	13.7	—	24.6	0.1
Total Revenues	22.4	13.1	55.2	41.1

Expenses
Marine operating expense	1.0	3.6	5.4	11.7
Depreciation expense	8.4	3.7	19.9	13.6
Other operating expense	2.1	0.6	4.4	1.7
Total Expenses	11.5	7.9	29.7	27.0

Other Income (Expense)
Net gain (loss) on asset dispositions	0.2	0.8	4.7	(29.1)
Interest expense, net	(8.7)	(4.6)	(20.9)	(13.9)
Other (expense) income	(0.2)	0.1	(0.5)	—
Share of affiliates' pre-tax earnings	18.0	9.7	66.3	20.5
Segment Profit (Loss)	$20.2	$11.2	$75.1	$(8.4)

Investment Volume	$28.3	$—	$267.3	$—

The following table shows the net book values of Portfolio Management's assets (in millions):

	September 30 2022	December 31 2022	March 31 2023	June 30 2023	September 30 2023
Investment in RRPF Affiliates	$603.7	$574.3	$597.2	$611.3	$626.5
GEL owned aircraft spare engines	329.5	475.0	469.6	702.5	722.4
Specialized Gas Vessels	28.4	25.1	15.2	8.9	11.4
Other owned assets	29.5	32.2	41.8	48.9	9.1
Managed assets (1)	4.1	2.3	1.4	1.0	0.5
_________
(1)    Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Portfolio Data

As of September 30, 2023, the RRPF affiliates' portfolio consisted of 395 aircraft spare engines with a net book value of $4,100.9 million, compared to 392 aircraft spare engines with a net book value of $4,106.6 million at the end of the prior quarter and 394 aircraft spare engines with a net book value of $4,178.6 million at September 30, 2022.

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2022	December 31 2022	March 31 2023	June 30 2023	September 30 2023
Beginning balance	396	394	398	395	392
Engine acquisitions	3	5	1	3	5
Engine dispositions	(5)	(1)	(4)	(6)	(2)
Ending balance	394	398	395	392	395
Utilization rate at quarter end (1)	93.7%	94.2%	94.4%	95.9%	95.7%
Average leased engines (2)	365	373	374	375	377
_________
(1) Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2) Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
3Q22
4Q22
1Q23
2Q23
3Q23
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

Comparison of the First Nine Months of 2023 to the First Nine Months of 2022

Segment Profit

In the first nine months of 2023, segment profit was $75.1 million, compared to segment loss of $8.4 million for the same period in the prior year. Segment profit in 2023 included $1.4 million of losses associated with the Specialized Gas Vessels. Segment loss in 2022 included a $31.5 million impairment charge recorded as a result of the decision to sell the Specialized Gas Vessels and a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding these losses, results for Portfolio Management were $38.1 million higher than 2022, primarily driven by higher earnings at the RRPF affiliates and higher results from GEL operations.

Revenues

In the first nine months of 2023, lease revenue was comparable to the same period in the prior year. Marine operating revenue decreased $10.1 million, driven by the absence of revenue from the Specialized Gas Vessels sold in 2022 and 2023. Other revenue increased $24.5 million as a result of revenue from aircraft spare engines acquired in 2022 and 2023 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the first nine months of 2023, marine operating expense decreased $6.3 million, due to the absence of expense from the Specialized Gas Vessels sold in 2022 and 2023. Depreciation expense increased $6.3 million, due to new aircraft spare engines acquired in 2022 and 2023, offset by the absence of depreciation expense on the Specialized Gas Vessels classified as held for sale in 2022.

Other Income (Expense)

In the first nine months of 2023, net gain (loss) on asset dispositions was favorable by $33.8 million, driven by impairment losses recorded in the prior year primarily due to the decision to sell the Specialized Gas Vessels and the sale of the natural gas holdings in the current year.

In the first nine months of 2023, income from our share of affiliates' earnings increased $45.8 million, driven by the absence of the $15.3 million net impairment charge recorded in the prior year, higher income from operations, and higher remarketing income.

Investment Volume

In the first nine months of 2023, investment volume was $267.3 million, compared to zero in the same period in 2022. During 2023, GEL acquired ten aircraft spare engines.

Comparison of the Third Quarter of 2023 to the Third Quarter of 2022

Segment Profit

In the third quarter of 2023, segment profit was $20.2 million, compared to $11.2 million for the same period in the prior year. The increase was driven by higher earnings at the RRPF affiliates and higher results from GEL operations.

Revenues

In the third quarter of 2023, lease revenue was comparable to the same period in the prior year. Marine operating revenue decreased $4.2 million, driven by the absence of revenue from the Specialized Gas Vessels sold in 2022 and 2023. Other revenue increased $13.7 million due to revenue from aircraft spare engines purchased in 2022 and 2023 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the third quarter of 2023, marine operating expense decreased $2.6 million, due to the absence of expense from the Specialized Gas Vessels sold in 2022 and 2023. Depreciation expense increased $4.7 million, due to new aircraft spare engines acquired in 2022 and 2023, offset by the absence of depreciation expense on the Specialized Gas Vessels classified as held for sale in 2022.

Other Income (Expense)

In the third quarter of 2023, net gain (loss) on asset dispositions was unfavorable by $0.6 million, driven by lower residual sharing fees from the managed portfolio.

In the third quarter of 2023, income from our share of affiliates' earnings increased $8.3 million, driven by higher income from operations and higher remarketing income.

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

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Trifleet Leasing revenue	$10.6	$9.0	$31.1	$26.5

Trifleet Leasing segment profit	$3.4	$3.8	$10.6	$10.2
Unallocated interest income	3.6	0.2	9.3	0.8
Other income (expense), including eliminations	1.0	(1.1)	2.0	(13.1)
Segment Profit (Loss)	$8.0	$2.9	$21.9	$(2.1)

Selling, general and administrative expense	$51.0	$47.6	$153.4	$142.7

Trifleet Leasing Summary

The tank container leasing market continued to experience softer demand across certain regions, with some companies postponing investment decisions. Utilization was 89.6% at the end of the quarter.

Trifleet Leasing Tank Container Data

The following table shows fleet statistics for Trifleet Leasing's tank containers for the quarter ended:

	September 30 2022	December 31 2022	March 31 2023	June 30 2023	September 30 2023
Ending balance - owned and managed	21,187	21,999	22,528	22,870	23,333
Utilization rate at quarter-end - owned and managed (1)	93.1%	93.1%	93.1%	91.5%	89.6%
_________
(1) Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $10.7 million for first nine months of 2023 compared to the same period in the prior year, driven by higher employee-related expenses, including the impacts of share-based compensation expenses, higher legal costs, and higher information technology expenses.

SG&A increased $3.4 million for the third quarter of 2023 compared to the same period in the prior year, driven by higher employee-related expenses and higher legal costs, partially offset by the impacts of share-based compensation expenses.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income (expense), including eliminations was favorable by $15.1 million for first nine months of 2023 compared to the same period in the prior year. The variance was driven by the absence of environmental remediation costs recorded in the prior year, lower pension-related expenses, the absence of make whole payments associated with the early repayment of debt in the prior year, and the impact of foreign exchange rates on a foreign pension plan.

Other income (expense), including eliminations was favorable by $2.1 million in the third quarter of 2023 compared to the same period in the prior year. The variance was driven by lower pension-related expenses.

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

As of September 30, 2023, we had an unrestricted cash balance of $203.1 million. We also have a $250 million 3-year unsecured revolving credit facility in the United States that matures in 2026 and a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2028, both of which are fully available as of September 30, 2023.

The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30 (in millions):

	2023	2022
Net cash provided by operating activities	$400.1	$352.6
Net cash used in investing activities	(860.6)	(606.5)
Net cash provided by financing activities	359.9	512.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(6.8)
Net (decrease) increase in cash, cash equivalents, and restricted cash during the period	$(100.8)	$252.1

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the first nine months of 2023 of $400.1 million increased $47.5 million compared to the same period in 2022. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue, lower payments for operating leases, and lower payments for income taxes were partially offset by higher payments for interest and higher cash payments for other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the nine months ended September 30 (in millions):

	2023	2022
Portfolio investments and capital additions (1)	$(1,237.5)	$(887.9)
Portfolio proceeds (2)	208.2	224.9
Proceeds from short-term investments (3)	150.0	—
Other investing activity	18.7	56.5
Net cash used in investing activities	$(860.6)	$(606.5)
_________
(1) Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements.
(2) Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3) Proceeds from short-term U.S. Treasury Obligations with an original maturity date of over 90 days.

The increase in portfolio investments and capital additions of $349.6 million for the first nine months of 2023 was primarily due to more aircraft spare engines acquired at GEL and more railcars acquired at Rail International, partially offset by fewer railcars acquired at Rail North America and fewer tank containers acquired at Trifleet Leasing. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds decreased by $16.7 million for the first nine months of 2023, resulting largely from lower proceeds received from the sales of the Specialized Gas Vessels in 2023 compared to 2022, partially offset by proceeds from the sale of Rail Russia in 2023 and higher proceeds from railcars sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows from financing activities for the nine months ended September 30 (in millions):

	2023	2022
Net proceeds from issuance of debt (original maturities longer than 90 days (1)	$909.2	$837.8
Repayments of debt (original maturities longer than 90 days) (2)	(500.0)	(250.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(5.0)	0.7
Dividends	(60.7)	(57.9)
Purchases of assets previously leased (3)	—	(1.5)
Stock repurchases (4)	—	(47.2)
Other	16.4	30.9
Net cash provided by financing activities	$359.9	$512.8
_________
(1)    In the first nine months of 2023, proceeds from the issuance of debt were $909.2 million (net of debt issuance costs). We issued $400 million of 10-year unsecured debt at a 5.474% yield, $300 million of 10-year unsecured debt at a 6.092% yield, and drew $217.4 million from four delayed draw bank term loans.
(2)    In the first nine months of 2023, repayments of debt consisted of the scheduled maturity of unsecured notes and the prepayment of an outstanding bank term loan.
(3)    We did not purchase any railcars that were previously leased in the first nine months of 2023, compared to 21 railcars in the first nine months of 2022.
(4)    We did not repurchase any shares of common stock in the first nine months of 2023, compared to 472,609 shares of common stock repurchased for $47.2 million during the same period in 2022.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2023 (in millions):

	Material Cash Obligations by Period
	Total	2023 (1)	2024	2025	2026	2027	Thereafter
Recourse debt	$6,899.3	$—	$516.7	$511.5	$563.4	$445.7	$4,862.0
Interest on recourse debt (2)	2,462.2	72.8	265.4	250.8	237.8	217.5	1,417.9
Commercial paper and credit facilities	12.3	12.3	—	—	—	—	—
Operating lease obligations	266.8	8.5	39.2	36.5	45.1	38.8	98.7
Purchase commitments (3)	2,733.3	373.1	647.5	418.2	519.6	396.2	378.7
Total	$12,373.9	$466.7	$1,468.8	$1,217.0	$1,365.9	$1,098.2	$6,757.3
_________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2023.
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

The following table shows additional information regarding our short-term borrowings for the nine months ended September 30, 2023:

Europe (1)
Balance as of September 30 (in millions)	$12.3
Weighted-average interest rate	4.6%
Euro/dollar exchange rate	1.06

Average daily amount outstanding year to date (in millions)	$16.9
Weighted-average interest rate	3.6%
Average Euro/dollar exchange rate	1.08

Average daily amount outstanding during the third quarter (in millions)	$15.1
Weighted-average interest rate	4.3%
Average Euro/dollar exchange rate	1.09
_________
(1)Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the United States. In the second quarter of 2023, we entered into an amendment to this facility to extend the maturity by one year from May 2027 to May 2028. As of September 30, 2023, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the United States. In the second quarter of 2023, we also entered into an amendment to this facility, which extended the maturity by one year from May 2025 to May 2026. As of September 30, 2023, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of September 30, 2023, €23.4 million was available under these credit facilities.

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

At September 30, 2023, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loans, public debt, and private placement debt balances totaling €740.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At September 30, 2023, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of September 30, 2023, our long-term unsecured debt was rated BBB by Standard & Poor's, Baa2 by Moody’s Investor Service and BBB+ by Fitch Ratings, Inc., and our short-term unsecured debt was rated A-2 by Standard & Poor's, P-2 by Moody’s Investor Service and F2 by Fitch Ratings, Inc. Our rating outlook from all agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash and short-term investments) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
Debt and lease obligations, net of unrestricted cash and short-term investments:
Unrestricted cash and short-term investments	$(203.1)	$(317.5)	$(177.4)	$(452.2)	$(596.3)
Commercial paper and bank credit facilities	12.3	10.9	20.3	17.3	16.3
Recourse debt	6,835.6	6,785.6	6,360.9	6,431.5	6,353.1
Operating lease obligations	233.2	241.1	246.2	257.9	259.0
Total debt and lease obligations, net of unrestricted cash and short-term investments	$6,878.0	$6,720.1	$6,450.0	$6,254.5	$6,032.1
Total recourse debt (1)	$6,878.0	$6,720.1	$6,450.0	$6,254.5	$6,032.1
Shareholders' Equity	$2,174.5	$2,178.9	$2,101.5	$2,029.6	$1,940.5
Recourse Leverage (2)	3.2	3.1	3.1	3.1	3.1
_________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash and short-term investments.
(2)    Calculated as total recourse debt / shareholder's equity.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. No share repurchases were completed during the nine months ended September 30, 2023, compared to 472,609 shares of common stock repurchased for $47.2 million, excluding commissions, during the same period in 2022. As of September 30, 2023, $89.6 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net income (GAAP)	$52.5	$29.1	$193.2	$107.5
Adjustments attributable to consolidated pre-tax income:
Loss on Specialized Gas Vessels at Portfolio Management (1)	$—	$—	$1.4	$31.5
Net loss (gain) on Rail Russia at Rail International (2)	—	10.8	(0.3)	10.8
Environmental remediation costs (3)	—	—	—	5.9
Total adjustments attributable to consolidated pre-tax income	$—	$10.8	$1.1	$48.2
Income taxes thereon, based on applicable effective tax rate	$—	$—	$—	$(1.5)
Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	—	—	—	(3.0)
Total other income tax adjustments attributable to consolidated income	$—	$—	$—	$(3.0)
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	$—	$—	$—	$11.5
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$—	$—	$11.5
Net income, excluding tax adjustments and other items (non-GAAP)	$52.5	$39.9	$194.3	$162.7

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Diluted earnings per share (GAAP)	$1.44	$0.81	$5.30	$2.99
Adjustments attributable to consolidated income, net of taxes:
Loss on Specialized Gas Vessels at Portfolio Management (1)	—	—	0.04	0.88
Net loss (gain) on Rail Russia at Rail International (2)	—	0.30	(0.01)	0.30
Environmental remediation costs (3)	—	—	—	0.12
Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	—	—	—	(0.08)
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	—	—	—	0.32
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$1.44	$1.12	$5.33	$4.53
_________
*    Sum of individual components may not be additive due to rounding.

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended September 30 (in millions):

	2023	2022
Net income (GAAP)	$241.6	$168.5

Adjustments attributable to consolidated pre-tax income:
Net loss on Specialized Gas Vessels at Portfolio Management (1)	$4.2	$31.5
Net loss on Rail Russia at Rail International (2)	3.5	10.8
Environmental remediation costs (3)	—	5.9
Net insurance proceeds (6)	—	(5.3)
Total adjustments attributable to consolidated pre-tax income	$7.7	$42.9
Income taxes thereon, based on applicable effective tax rate	$—	$(0.2)

Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	—	(3.0)
Total other income tax adjustments attributable to consolidated income	$—	$(3.0)

Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (5)	$—	$11.5
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$11.5
Net income, excluding tax adjustments and other items (non-GAAP)	$249.3	$219.7
_________
(1)    In the second quarter of 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets.
(2)    In the third quarter of 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In the first quarter of 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(3)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(4)    Deferred income tax adjustment due to an enacted corporate income tax rate reduction in Austria in 2022.
(5)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(6)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.

	2023	2022
Return on Equity (GAAP)	11.7%	8.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	12.1%	11.2%

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

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

No share repurchases were completed during the third quarter of 2023. As of September 30, 2023, $89.6 million remained available under the repurchase authorization.

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended September 30, 2023.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: October 26, 2023