Form 10-K
period 2023-12-31
GATX CORP
filed 2024-02-16
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4.5 billion as of June 30, 2023.

There were 35.5 million common shares outstanding at January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 15, 2024	PART III

GATX CORPORATION
2023 FORM 10-K

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦prolonged inflation or deflation
◦high interest rates
◦weak macroeconomic conditions and world trade policies
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading" or labor strikes or shortages
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including global conflicts, geographic exposure and customer concentrations
◦customers' desire to buy, rather than lease, our transportation assets
◦other operational or commercial needs or decisions of our customers
•inability to maintain our transportation assets on lease at satisfactory rates due to oversupply of assets in the market or other changes in supply and demand
•competitive factors in our primary markets, including competitors with significantly lower costs of capital
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities
•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and the risks that certain factors that adversely affect Rolls-Royce could have an adverse effect on our businesses
•potential obsolescence of our assets

•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties or trade barriers affecting our activities in the countries where we do business
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•inability to attract, retain, and motivate qualified personnel, including key management personnel
•inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•changes in, or failure to comply with, laws, rules, and regulations
•environmental liabilities and remediation costs
•operational, functional and regulatory risks associated with climate change, severe weather events and natural disasters, and other environmental, social and governance matters
•U.S. and global political conditions and the impact of increased geopolitical tension and wars, including the ongoing war between Russia and Ukraine and resulting sanctions and countermeasures, on domestic and global economic conditions in general, including supply chain challenges and disruptions
•prolonged inflation or deflation
•fluctuations in foreign exchange rates
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•the emergence of new variants of COVID-19 or the occurrence of another widespread health crisis and the impact of measures taken in response
•inability to obtain cost-effective insurance
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inadequate allowances to cover credit losses in our portfolio
•asset impairment charges we may be required to recognize
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we," "us," "our," and similar terms), a New York corporation founded in 1898, is a leading global railcar lessor, owning fleets in North America, Europe, and India. In addition, through GATX Engine Leasing ("GEL"), our wholly owned aircraft spare engine leasing business, and our joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

At December 31, 2023, we had total assets of $11.3 billion, composed largely of railcars.

OPERATIONS

GATX RAIL BUSINESS OVERVIEW

Our wholly owned fleet of approximately 148,500 railcars is one of the largest railcar lease fleets in the world. We lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe, and freight cars in India. The following table sets forth our worldwide rail fleet data as of December 31, 2023:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	62,227	48,251	110,478	288	110,766	523
Rail International	23,878	14,143	38,021	7	38,028	—
Total	86,105	62,394	148,499	295	148,794	523

Our rail customers primarily operate in the petroleum, chemical, transportation, and food/agriculture industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship nearly 600 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

	General-Service Tank Cars	High-Pressure Tank Cars	Specialty Tank Cars	Specialty/Pneumatic Covered Hoppers	Gravity Covered Hoppers	Open-Top Cars	Boxcars	Flatcars/Intermodal Railcars
Principal Industries Served	Petroleum/Bio-fuels	Petroleum	Chemical	Plastics	Agriculture	Energy	Food	Automotive
	Chemical	Chemical	Petroleum	Food	Energy	Steel	Consumer Goods	Manufactured Goods
	Food		Mining	Industrial	Industrial	Construction	Forest Products	Consumer Goods
	Agriculture				Construction	Forest Products	Packaging	Energy
	Construction				Food		Construction	Steel

Principal Commodities	Petroleum Products	Liquefied Petroleum Gas Products	Sulfuric Acid	Plastics	Fertilizer	Coal	Packaged Food and Beverages	Vehicles
	Fertilizer Products	Propylene	Molten Sulfur	Flour	Grain	Metals and Related	Paper and Packaging	Packaged Goods
	Ethanol/ Bio-fuels	Vinyl Chloride Monomer	Hydrochloric Acid	Sugar	Sand	Aggregates	Lumber and Building Products	Lumber
	Edible Oils and Syrups	Miscellaneous Chemicals	Caustic Soda	Starch	Cement, Granules	Coke	Mixed Freight	Steel Products
	Chemicals		Phosphoric Acid	Carbon Black	Soda Ash	Waste		Mixed Freight

Approximately 148,500 Railcars as of 12/31/2023

GATX's Industries Served

Other, 11%
Refiners & Other Petroleum, 24%
Mining, Mineral & Aggregates, 5%
Food & Agriculture, 13%
Railroads & Other Transports, 19%
Chemicals & Plastics, 28%

Based on 2023 Combined Rail North America and Rail International Revenues

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. These railcars have estimated economic useful lives of 27 to 45 years and an average age of approximately 18 years. Rail North America has a large and diverse customer base, serving approximately 840 customers. In 2023, no single customer accounted for more than 5% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 23% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar type, lease structure, and market conditions. The average remaining lease term of the North American fleet was approximately 38 months as of December 31, 2023. Rail North America’s primary competitors in railcar leasing are Union Tank Car Company, Wells Fargo Rail, CIT Rail, Trinity Industries Leasing Company, and American Industrial Transport. Rail North America competes primarily on the basis of availability of railcars, maintenance capabilities, lease rate, lease structures, customer relationships, and engineering expertise.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, Inc., The Greenbrier Companies, Inc. (“Greenbrier”) and its subsidiaries, National Steel Car Ltd., and FreightCar America, Inc. We also acquire used railcars in the secondary market.

In 2022, we entered into a new long-term railcar supply agreement with Trinity to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2023, 2,995 railcars have been ordered pursuant to the terms of the agreement, of which 890 have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At December 31, 2023, all 4,800 railcars have been ordered pursuant to the amended terms of the agreement, of which 4,621 railcars have been delivered. The remaining railcars covered under this agreement are expected to be delivered by early 2024.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of Greenbrier on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of December 31, 2023, all 7,650 railcars have been ordered, of which 7,271 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by early 2024.

Rail North America also owns a fleet of locomotives, consisting of 493 four-axle and 30 six-axle locomotives as of December 31, 2023. Locomotive customers are primarily regional and short-line railroads and industrial users. Lease terms vary from month-to-month to ten years. As of December 31, 2023, the average remaining lease term of the locomotive fleet was approximately 26 months. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Rail, and Progress Rail Services Corporation. Competitive factors in the market include availability of locomotives, lease rates, customer service, and maintenance.

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

At December 31, 2023, Rail North America’s maintenance network consisted of:

•Six major maintenance facilities that can complete nearly all types of maintenance services.
•One smaller maintenance facility with more limited capabilities.
•One customer-dedicated site operating within a customer facility that offers services tailored to the needs of our customer's fleet.
•Two locations (one servicing railcars and one servicing locomotives) with mobile units that travel to field locations to provide services tailored to the needs of our customers' fleets.
The maintenance network is supplemented by a number of preferred third-party maintenance providers and railroads. In 2023, third-party maintenance network expenses accounted for approximately 19% of Rail North America’s total maintenance network expenses, excluding repairs performed by the railroads. In 2023, wholly owned and third-party maintenance facilities performed approximately 30,000 service events, including multiple independent service events for the same railcar.
Our maintenance activities are dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. Revenue earned from these types of maintenance services is recorded in other revenue. We may also perform maintenance and repair activities on railcars owned by third parties.

Affiliates

GATX is a co-founder of and, as of December 31, 2023, owns a 12.9% share in, the RailPulse LLC ("RailPulse") joint venture. RailPulse owners include Genesee & Wyoming Inc., Trinity Industries, Inc., Watco Companies, LLC, Union Pacific Railroad Company, Norfolk Southern Railway Company, Greenbrier Leasing, LLC, Railroad Development Corporation, and Bunge North America, Inc. The RailPulse joint venture was formed to create an industry-wide telematics platform to enable the use of telematics devices to gather data and enhance rail safety and the value proposition for rail shippers across North America. As of December 31, 2023, RailPulse executed a soft launch that provided its member firms, and customers of those firms, early access to the platform. The financial results of RailPulse are not currently material to GATX.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and until January 31, 2023, Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. As of December 31, 2023, GRE owned 29,216 railcars with estimated useful lives of 35 to 39 years and an average age of approximately 17 years. GRE has a diverse customer base with approximately 260 customers. In 2023, one customer accounted for approximately 19% of GRE's total lease revenue and the top ten customers combined accounted for approximately 49% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2023, the average remaining lease term of the European fleet was approximately 21 months. GRE's primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Wascosa AG, and Touax. GRE competes principally on the basis of availability of railcars, customer relationships, lease rate, lease structure, engineering, and maintenance expertise.

GRE acquires new railcars primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Duro Dakovic, and Tatravagonka a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles tank cars each year. As of December 31, 2023, GRE had commitments to acquire from third parties, primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail, Duro Dakovic and Tatravagonka a.s., 1,184 newly manufactured railcars to be delivered in 2024.

As of December 31, 2023, Rail India owned 8,805 railcars with estimated useful lives of 15 to 30 years. Rail India's leases are net leases, under which the lessee assumes responsibility for maintenance of the railcars, and have terms generally ranging from four to fourteen years. As of December 31, 2023, the average remaining lease term of the Indian fleet was approximately 67 months. Rail India has a customer base of fifteen customers in the automotive, container, steel, cement, and bulk commodities transport sector, as well as one customer in the public sector. As of December 31, 2023, Rail India had entered into contracts to acquire 1,297 railcars to be delivered in 2024, the majority of which have committed leases in place with customers.

In 2022, after a thorough strategic review, we decided to exit Rail Russia due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. In the first quarter of 2023, we sold Rail Russia. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for further information.

Maintenance

GRE operates a maintenance facility in Ostróda, Poland that assembles railcars for GRE's fleet and performs significant repairs, regulatory compliance, and modernization work for our owned railcars. This facility is supplemented by an extensive network of third-party repair facilities. The third-party facilities accounted for approximately 71% of GRE's total maintenance network expenses in 2023.

Similar to our Rail North America segment, GRE's customers periodically require maintenance services that are not included in the full-service lease agreement. These services are generally related to the repair of railcar damage caused by customers and railways, as well as customer-specific requirements. Revenue earned from these maintenance activities is recorded in other revenue.

In India, all railcar maintenance is performed by Indian Railways or third-parties authorized by Indian Railways, in accordance with regulatory requirements.

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates") that lease aircraft spare engines and GATX Engine Leasing ("GEL"), our wholly owned aircraft spare engine leasing business.

Affiliates

The RRPF affiliates are a group of 50% owned domestic and foreign joint ventures with Rolls-Royce, a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: leasing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and leasing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2023, the RRPF affiliates, in aggregate, owned 399 engines, of which 200 were on lease to Rolls-Royce. Aircraft engines have an estimated economic useful life of 20 to 30 years. As of December 31, 2023, the average age of these engines was approximately 13 years. Lease terms vary, but typically range from 3 to 12 years. Seconded Rolls-Royce employees act as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

Owned Assets

GEL is our wholly owned entity that invests directly in aircraft spare engines. As of December 31, 2023, GEL owned 29 aircraft spare engines, with 14 on long-term leases with airline customers and 15 employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance program. The long-term leases with airline customers have lease terms that generally range from 7 to 9 years. The RRPF affiliates manage all leases of GEL's aircraft spare engines. These aircraft spare engines have an estimated economic useful life of 20 to 25 years. As of December 31, 2023, the average age of these engines was approximately 4 years.

Historically, Portfolio Management had marine assets (the "Specialized Gas Vessels") that were utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas and ethylene, primarily on short-term spot contracts and medium-term charters and contracts of affreightment for major oil and chemical customers worldwide. In 2022, we made the decision to sell the Specialized Gas Vessels. GATX sold two of the vessels in 2022 and the remaining three vessels in 2023. See "Portfolio Management" in Part II, Item 7 of this Form 10-K for more detail.

OTHER

Trifleet owns and manages tank containers that are leased to a diverse base of approximately 300 customers in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, and tank container operators. These tank containers have estimated useful lives of 15 to 25 years and an average age of approximately 7 years. Trifleet's lease terms generally range from one to five years and as of December 31, 2023, the average remaining lease term was approximately 29 months. Trifleet manages tank containers on behalf of a limited number of third-party container investors under long-term agreements. Under these agreements, Trifleet earns fees for managing these investor-owned fleets, and provides various services, including the sourcing of new containers and customers, leasing and remarketing of tank containers, and arranging inspection and maintenance services. Trifleet's primary competitors are Exsif, Eurotainer, Seaco, Raffles, and CS Leasing.

Trifleet acquires new tank containers primarily from China International Marine Containers (Group) Ltd. ("CIMC"), Jingjiang Asian-Pacific Logistics Equipment Co., Ltd. ("JJAP"), and Nantong Tank Container Co., Ltd. ("NT Tank"). As of December 31, 2023, Trifleet had commitments to acquire from third-parties, primarily from CIMC, 300 newly manufactured tank containers to be delivered in 2024.

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

Employees and Employee Relations

As of December 31, 2023, we employed 2,020 persons globally, of whom approximately 36% were union workers covered by collective bargaining agreements. The hourly employees at our U.S. service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

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

Diversity and Inclusion

GATX is committed to fostering a diverse and inclusive environment where employees feel valued and welcomed to be their best personally and professionally. In recent years, GATX has committed to strengthening its culture of diversity and inclusion through a variety of projects and processes, including:

•a hiring process that reaches across diverse talent pools, seeks to ensure that all candidates receive fair consideration, and aims to mitigate unconscious bias;
•diverse candidate slates for management and managerial talent pool positions;
•interviewer slates designed to have diverse voices involved in the selection process;
•a consistent methodology for evaluating candidates to maintain focus on job-related criteria;
•actively fostering diversity by engaging in the recruitment, promotion, and development of talent across all pools;
•conducting an annual compensation analysis that seeks to achieve pay equity across gender, race, and ethnicity for professional, managerial, and executive level positions;
•the implementation of a regular employee engagement survey;
•a Day of Understanding for employees in North America that includes workshops, panels, and speakers on diversity and inclusion;
•diversity and inclusion training tailored for leaders and salaried and hourly employees; and
•employee resource groups dedicated to enhancing our diverse and inclusive culture, including resource groups supporting women, racially and ethnically diverse employees, and the LGBTQ+ community.

GATX's diversity and inclusion efforts are led by the Head of Diversity, Equity, and Inclusion ("DEI"), who reports directly to GATX’s Chief Human Resources Officer and provides periodic updates to GATX’s Board of Directors.

Talent Development and Retention

We champion learning and career growth for our employees, as we believe the talent and efforts of our employees drive the success of our business. We believe the long tenure of many GATX employees is an attestation to the organization's culture and career opportunities. With training for emerging leaders and people managers, as well as a wide array of e-learning options, employees are supported with a multi-pronged approach to learning. Managers receive training on topics such as managing in a hybrid work environment, performance management, and goal-setting. Maintenance staff have access to certification programs that enable their career progression, and career success profiles provide transparency into what it takes to be successful at GATX as an individual contributor and also as a leader. Our talent development programs are designed to provide employees with the resources they need to help achieve their career goals, build management skills, and lead their organizations, as well as to broaden representation in leadership pipelines.

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

We continue to strive to ensure that our railcar maintenance facility employees and inspectors, who are essential workers in the rail industry, can safely perform their jobs every day.

GATX continues to be recognized as a Responsible Care Partner by the American Chemistry Council and the Chemical Industry Association of Canada ("CIAC") and is an active participant in the Transportation Community Awareness and Emergency Response initiative, a national outreach effort assisting communities to prepare for and respond to possible hazardous materials transportation incidents. In 2023, our Hearne, Texas facility was awarded the 2022 Facility Excellence Award from the American Chemical Council, and an employee at our Red Deer, Alberta facility was awarded the 2022 TRANSCAER Regional Service Award from CIAC. Additionally, GATX offers training on the proper use of our equipment and on regulations that impact our business. We hold training events at customer locations across North America through the use of our TankTrainer™ mobile classroom.

Community Commitment

We believe that building connections between our employees and their communities creates a more meaningful, fulfilling, and productive workplace. GATX has a long history of supporting causes in communities where our employees live and work, establishing a company culture that values strong corporate citizenship. Every year, our local offices organize and encourage employees to volunteer and give back through programs that focus on addressing the needs of underserved populations and building vibrant communities. Highlights from 2023 included:

•Employees in Chicago, Illinois and Hearne, Texas helped create life-changing wishes in partnership with their local Make-A-Wish chapters. Further, over the last 27 years, GATX and its employees have donated more than $5 million to Make-A-Wish Illinois through corporate contributions and employee giving and fundraising.
•In Chicago, Illinois, employees participated in a service day with Big Shoulders Fund, which provides support to inner-city schools, to clean, beautify, and prepare schools for the new school year. Further, GATX employees mentor students year-round.
•Employees across Europe joined charity runs to bring awareness to various social causes, including promoting healthy lifestyles, funding medical research, and supporting sick and disabled children.
•In Red Deer, Alberta, employees volunteered at the annual Red Deer River Cleanup, which promotes the protection, preservation, and sustainability of the area's waterways. The team cleaned the Red Deer River shoreline and surrounding area, and GATX donated supplies for the cleanup as well as reusable shopping bags for all volunteers.
•Employees in Colton, California partnered with the Southern California Mountains Foundation to remove more than 5,000 pounds of trash from the Bailey Canyon Trail.

SUSTAINABILITY

We are committed to growing our business in a sustainable and socially responsible manner, and we demonstrate our commitment through our programs and initiatives. Our Environmental, Social and Governance ("ESG") Committee, a multi-functional team, meets periodically to develop, assess, and prioritize ESG topics that are important to our business and our stakeholders and to continually improve both the measurement and transparency of our ESG disclosures and practices. The Governance Committee of GATX’s Board of Directors has primary oversight responsibility for our ongoing and developing ESG efforts. We maintain a Sustainability page on our website (www.gatx.com) to highlight our environmental and social responsibility accomplishments and provide key performance data to our stakeholders. Beginning in 2021, GATX has issued an annual Sustainability Accounting Standards Board ("SASB") report, which can be found on our website, that discloses metrics related to relevant ESG factors. Nothing on our website shall be deemed incorporated by reference into this Form 10-K.

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

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup, and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2023, environmental costs were not material to our financial position, results of operations, or cash flows. For further discussion, see "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

We recognize that climate change, including related regulatory action, has the potential to impact our leasing businesses and maintenance operations. GATX continues to evaluate and assess business, operational, and strategic risks associated with climate change and reports on key environmental data. In 2023, GATX continued annual publication of Scope 1 and Scope 2 greenhouse gas emissions and worked on assessing our full value chain impacts on the environment in an effort to identify opportunities to reduce those impacts.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Robert C. Lyons	President and Chief Executive Officer	2022	60
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	55
Brian L. Glassberg	Executive Vice President, General Counsel and Corporate Secretary	2022	49
Kim Nero	Executive Vice President and Chief Human Resources Officer	2021	49
Paul F. Titterton	Executive Vice President and President, Rail North America	2022	48
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	56
Kevin J. Hillesland	Senior Vice President, Structured Finance	2023	60
Jennifer M. McManus	Senior Vice President, Controller and Chief Accounting Officer	2020	44
Geoffrey D. Phillips	Senior Vice President, Operations	2023	55
John M. Sbragia	Senior Vice President, Engineering and Quality	2023	53
Jennifer L. Van Aken	Senior Vice President, Treasurer and Chief Risk Officer	2020	49
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	61
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer	2018	56

•Mr. Lyons was elected President and Chief Executive Officer and as a director effective April 2022. Previously, Mr. Lyons served as Executive Vice President and President, Rail North America from 2018 to April 2022, Executive Vice President and Chief Financial Officer from 2012 to August 2018, Senior Vice President and Chief Financial Officer from 2007 to 2012, Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998. Mr. Lyons has served as a director of Packaging Corporation of America since 2011.

•Mr. Ellman was elected Executive Vice President and Chief Financial Officer effective August 2018. Previously, Mr. Ellman served as Executive Vice President and President, Rail North America from 2013 to August 2018, Senior Vice President and Chief Commercial Officer from 2011 to 2013, and Vice President and Chief Commercial Officer from 2006 to 2011. Prior to re-joining GATX in 2006, Mr. Ellman served as Senior Vice President and Chief Risk Officer and Senior Vice President, Asset Management of GE Equipment Services, Railcar Services and held various positions at GATX in the GATX Rail Finance Group.

•Mr. Glassberg was elected Executive Vice President, General Counsel and Corporate Secretary effective December 2022. Since joining GATX in October 2011, Mr. Glassberg has served in various leadership roles within the law department, including as Deputy General Counsel from April 2021 to November 2022 and Associate General Counsel from March 2015 to March 2021. Prior to joining GATX, Mr. Glassberg was an associate in the corporate department of the Washington, DC and Chicago, IL offices of Latham & Watkins, LLP.

•Ms. Nero was elected Executive Vice President and Chief Human Resources Officer effective May 2021. Prior to joining GATX, Ms. Nero served as Vice President, Human Resources at Ferrara Candy Company from May 2017 to April 2021. Prior to that, she held positions in sales and then went on to lead global human resources functions in the financial, pharmaceutical, consumer packaged goods, and manufacturing industries at Discover, EVRAZ, Eli Lilly, and SC Johnson Wax.

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

•Mr. Adedoyin was elected Senior Vice President and Chief Information Officer effective January 2016. Previously, Mr. Adedoyin served as Vice President and Chief Information Officer from 2013 to January 2016 and Senior Director, IT Strategy and Project Management Office from 2008 to 2013.

•Mr. Hillesland was elected Senior Vice President, Structured Finance, effective August 2023. Previously, Mr. Hillesland served as Vice President and Executive Director, Structured Finance from November 2017 to August 2023. Since joining GATX in 1994, Mr. Hillesland has held leadership positions with increasing responsibility across corporate finance, rail, portfolio investments, and structured finance.

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

•Mr. Phillips was elected Senior Vice President, Operations, effective August 2023. Previously Mr. Phillips served as Vice President and Group Executive, Operations from April 2022 to August 2023 and as Vice President and Executive Director, North American Rail Services & Logistics from January 2016 to March 2022. Since joining GATX in 1996, Mr. Phillips has held leadership positions with increasing responsibility across finance, business development, customer experience, operations, and rail services and logistics.

•Mr. Sbragia was elected Senior Vice President, Engineering and Quality, effective August 2023. Previously, Mr. Sbragia served as Vice President and Group Executive, Engineering and Quality from April 2022 to August 2023 and as Vice President, Railcar Engineering & Quality Assurance from March 2012 to March 2022. Since joining GATX in 1998, Mr. Sbragia has held leadership positions in engineering and quality with increasing responsibility.

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

•Mr. Zmudka was elected Senior Vice President and Chief Commercial Officer effective August 2018. Previously, Mr. Zmudka served as Vice President and Group Executive, North American Sales & Marketing from 2010 to August 2018, Vice President and Executive Director, Strategic Sales from 2007 to 2010, and Vice President, National Accounts from 2006 to 2007. Mr. Zmudka joined GATX in 1989 and worked in various sales and fleet portfolio roles before being promoted to Vice President, Regional Sales in 2001.

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

Business, Operational and Industry Risks

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

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Customer demand for our transportation assets and services can be adversely affected by various economic and other factors, including:

•Prolonged inflation or deflation
•High interest rates
•Weak macroeconomic conditions and world trade policies
•Weak market conditions in our customers’ businesses
•Adverse changes in the price of, or demand for, commodities
•Changes in railroad operations, efficiency, safety, pricing and service offerings, including those related to “precision scheduled railroading” or labor strikes or shortages
•Changes in, or disruptions to, supply chains
•Availability of pipelines, trucks, and other alternative modes of transportation
•Changes in conditions affecting the aviation industry, including geographic exposure and customer concentrations
•Other operational or commercial needs or decisions of our customers

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

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of assets in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive alternatives. In either case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity. In addition, demand for transportation assets used to transport certain commodities, including ethanol and other renewable fuels, may be affected by government subsidies and mandates, which may be enacted, changed, or eliminated from time to time, while demand for transportation assets used to transport fossil fuels or that directly or indirectly require consumption of fossil fuels for operation may be affected by government policies and mandates with respect to climate change and carbon emissions.

The availability and relative cost of alternative modes of transportation and changes in customer transportation preferences also could reduce demand for our assets. For example, technological innovations in the trucking industry and patterns in U.S. economic growth that favor truck over rail could result in a modal shift away from rail and reduce customer demand for our rail assets. Demand for our other transportation assets and related services is also influenced by many of the factors discussed above. For example, aircraft spare engine leasing is influenced by airline and lessee profitability, patterns in global air travel, reliability and durability of engine types, world trade policies, geopolitical tensions or conflict, technological advances, and price and other competitive factors. A significant decline in customer demand for our assets and services could adversely affect our financial performance.

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

Our North American rail asset leasing business is impacted by the operations of the railroads, particularly the largest rail systems known as the “Class I railroads”, most of which are utilizing some form of major operational transformation under the umbrella term of “precision scheduled railroading” or “PSR”. If PSR results in substantial increases in train velocity or decreases in dwell time for rail assets, the resulting excess supply of railcars and/or locomotives may adversely impact the demand for our rail assets. Alternatively, if PSR results in increased pricing and/or reduced service frequency, safety and quality, the value proposition of rail freight for shippers relative to alternative modes of transportation could be reduced. Apart from PSR, other factors such as adverse weather conditions, railroad mergers, labor strikes or shortages, poor service to shippers, other disruptions to railroad operations, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. Each of these cases could reduce demand for our rail assets and decreased fleet utilization due to modal shift away from rail, all of which could negatively impact revenue and our results of operations.

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

Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•Unforeseen developments and conditions, including terrorism, war, epidemics, and international tensions and conflicts
•Supply chain disruptions
•Inability to access railcar, tank container or component supply
•Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business, or retaliatory sanctions by such countries on companies in the U.S. or in other countries in which we operate
•Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, regulations, and similar restrictions on our operations outside the United States
•Inflation or deflation
•Fluctuations in currency values
•Sudden changes in foreign currency exchange controls
•Noncompliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act
•Noncompliance with a variety of foreign laws and regulations
•Failure to properly implement changes in tax laws and the interpretation of those laws
•Failure to develop and maintain data management practices that comply with laws related to cybersecurity, privacy, data localization, and data protection
•Discriminatory or conflicting fiscal or trade policies
•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions
•Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries
•Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base

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

Our success depends on the strength of our workforce (many of whom are longstanding GATX employees) and therefore on our ability to attract, develop, engage and retain employee talent, including successors to members of senior management. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices and the effectiveness of our compensation programs. The market for both hourly and professional employees has been, and remains, very competitive. Difficulties in recruiting and motivating qualified personnel, including skilled labor; the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base; or our inability to successfully transition key roles could hinder our ability to execute our strategy and adversely impact our business and results of operations.

Information Technology Risks

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our information technology (“IT”) infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

We rely on our IT Infrastructure (defined below) to process, transmit, and store electronic information that is used in all aspects of our business operations, including employee and customer information. We own and manage certain aspects of our IT infrastructure, but we also rely on third parties for a range of IT systems and related products and services, including but not limited to, cloud computing services (such third-party systems and our IT infrastructure, collectively, our “IT Infrastructure”). We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as confidential and proprietary information belonging to our business, including trade secrets (such data and information, collectively, “Confidential Information”). We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Infrastructure and Confidential Information. These risks have continued to increase in recent years in their frequency and levels of sophistication and intensity by sophisticated and organized groups and individuals with a wide range of motives and expertise. The implementation of remote and hybrid work options for our employees and employees of our third-party IT suppliers has led to a substantial increase in remote access to our networks and systems. All IT systems are vulnerable to cybersecurity threats and other unlawful attempts to disrupt or gain access to these systems, and these vulnerabilities may be increased by remote computing assets and additional security vulnerabilities that are present in many public, non-corporate and home networks. We and our third-party providers are regularly subject to attempted cyber intrusions, hacks and ransomware attacks, and we expect these incidents to accelerate and become increasingly sophisticated in using techniques and tools - including artificial intelligence - that circumvent security controls, evade detection and remove forensic evidence. While we have invested significant expense and effort in the protection of our Confidential Information and IT Infrastructure, the steps we have taken to mitigate these risks may not be effective to prevent breaches of our IT Infrastructure. Breaches of our IT Infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of Confidential Information stored on our IT Infrastructure and subject us to potential lawsuits, including class actions, other material legal liabilities, reputational damage, lost customers or significant costs associated with incident response, system restoration or remediation, applicable filings and notifications, and future compliance. These disruptions could adversely affect our operations, financial position, and results of operations. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information. While we maintain insurance to mitigate our exposure to these risks, our insurance policies, which carry retention and coverage limits, may not be adequate to reimburse us for losses caused by security breaches or other cybersecurity events, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection and data security. Many jurisdictions in which we conduct business have passed or proposed laws and regulations dealing with the collection, processing, storage, transfer and/or use of personal information, some of which include potential fines and penalties based on worldwide revenue. We could incur substantial costs related to ongoing compliance with, and substantial penalties or litigation or reputational damage related to violations of, such laws and regulations.

Legal and Regulatory Risks

We have been, and may continue to be, involved in various types of litigation, including claims for personal injury, property damage, environmental damage, and other claims arising from an accident involving our railcars or other transportation assets.

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

Our fleets of transportation assets and related operations are subject to various U.S. and non-U.S. laws, rules, and regulations administered by authorities in jurisdictions where we do business, including the Association of American Railroads. Such laws, rules, and regulations could be changed in ways that would require us to modify our business models and objectives, impose requirements for additional maintenance or substantial modification or refurbishment of our assets, or otherwise affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Violations of these laws, rules, and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeiture of assets, and reputational damage.

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

Regulatory focus on climate change and greenhouse gas (“GHG”) emissions has increased across the globe. New government regulations could increase our operating costs and compliance with those regulations could be costly. For example, regulators in Europe and the U.S. have recently focused efforts on increased disclosure related to climate change and mitigation efforts. The European Union recently adopted the Corporate Sustainability Reporting Directive (“CSRD”) and related European Sustainability Reporting Standards that will require disclosure of the risks and opportunities arising from social and environmental issues and of the impact of companies’ activities on people and the environment. We will be required to report under the CSRD for much of our business beginning in 2026. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026, while additional states are considering similar climate-related disclosure regulations. The SEC has included in its regulatory agenda potential rulemaking on climate change that, if adopted, could require us to incur substantial monitoring and compliance costs. All of these new disclosure rules and regulations will require us to design and implement additional internal and disclosure controls. If the cost of such controls is significant, it could adversely affect our financial condition and result of operations. Moreover, failure of such controls to provide accurate and complete information could result in violation of such rules or regulations, which could have a material effect on our financial position, results of operations, cash flows, and reputation

Climate change may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. Severe weather, climate change, and natural disasters, such as tornadoes, flooding, fires and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. We are subject to the risks associated with natural disasters and the physical effects of climate change, which may increase in frequency and severity over time and may have a material adverse effect on our assets, operations and business. In addition, changes in laws, rules, and regulations, or actions by authorities or other third parties to address GHG and climate change could negatively impact our customers and business. For example, restrictions on GHG emissions could significantly increase costs for our customers whose production processes require significant amounts of energy, which could reduce demand for the lease of our assets, while rail and other transportation assets in our fleet that are used to carry fossil fuels, such as coal and petroleum, or that directly or indirectly require fossil fuel consumption for operation of the assets could see reduced demand or be rendered obsolete depending on the extent to which government regulations mandate a reduction in fossil fuel consumption or customer preferences change. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change, could reduce the demand for and value of our assets, and could have an adverse effect on our financial position, results of operations, and cash flows.

Economic and Credit Risks

United States and global political conditions and increased geopolitical tension, including the ongoing war between Russia and Ukraine and resulting sanctions and countermeasures, could adversely affect our business, financial condition and results of operations.

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks or war, which could lead to the following:

•Legislation or regulatory action directed toward improving the security of transportation assets against acts of terrorism, which could affect the construction or operation of transportation assets and increase costs
•A decrease in demand for transportation assets and services
•Lower utilization of transportation equipment
•Lower transportation asset lease rates
•Impairments and loss of transportation assets
•Supply chain challenges and disruptions
•Capital market disruption, which may raise our financing costs or limit our access to capital
•Liability or losses resulting from acts of terrorism involving our assets
•Increased risk of cybersecurity attacks
•A significant deterioration of global growth, and related decreases in confidence or investment activity in the global markets, arising from political or economic tensions, changes, and trends and/or an increase in trade conflict and protectionism.

Depending upon the severity, scope, and duration of these circumstances, the impact on our financial position, results of operations, and cash flows could be material.

Geopolitical conflicts can also result in the imposition of economic and trade sanctions and countermeasures, and our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant governmental authorities. Failure to comply with the sanctions, laws and regulations could result in monetary fines or other penalties, which could have an adverse impact on our reputation, business, financial condition and results of operations.

As an example of one such conflict, in February 2022, Russian military forces launched a military action in Ukraine. In response to this action, the United States and other countries imposed various economic sanctions and measures against Russia, Belarus, certain sections of Ukraine, and related persons and entities. Russia subsequently enacted countermeasures. Additional sanctions and countermeasures have continued to be imposed as the conflict continues. The Russia/Ukraine conflict and related sanctions and countermeasures led to our decision to sell our rail business in Russia, but to date, the conflict has not had a material impact on business operations at our businesses outside of Russia. We continue to closely monitor developments and potential impacts from enacted sanctions and countermeasures and will take mitigating actions as appropriate. This conflict and resulting response have impacted the global economy, financial markets, and supply chains and could continue to adversely affect our business, financial condition, and results of operations, which impacts vary across our business units, including the RRPF affiliates. We continue to monitor the nature and magnitude of these impacts across our businesses.

Prolonged inflation, as well as resulting interest rate increases, or deflation could have an adverse impact on our business and financial results.

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

In response to inflation, central bank policy interest rates continued to increase in fiscal year 2023. As noted below, rising interest rates could increase our borrowing costs, potentially decreasing our profitability. In addition, increased borrowing costs faced by our customers could also result in decreased demand for our transportation assets and services and have a dampening effect on overall economic activity, which could have a negative impact on our business and results of operations.

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

Deterioration of conditions in the global capital markets, or negative changes in our credit ratings or continuing increased interest rates may limit our ability to obtain financing and may increase our borrowing costs.

We rely largely on banks and the capital markets to fund our operations and contractual commitments. Typical funding sources include commercial paper, bank term loans, public debt issuances, and a variety of other secured and unsecured financing structures. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, Inc., or continuing increased interest rates could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. Financial and market dynamics and volatility may heighten these risks. If we are unable to obtain financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

The emergence of new variants of COVID-19 or the occurrence of another widespread health crisis and measures taken in response could have an adverse impact on our operations, commercial activity, asset values, financial position or liquidity.

The recent COVID-19 pandemic negatively impacted businesses globally, including our business, by causing or contributing to a slowdown in economic activity around the world (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, a dramatic reduction in air travel, and volatility and disruption of financial markets. There were extraordinary actions taken by governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. The emergence of new variants of COVID-19 or the occurrence of another widespread health crisis and governmental action taken in response thereto may result in operational and labor disruptions, employee attrition and difficulty securing future labor needs, as well as have impacts on the broader employment market and supply chains, our suppliers, and our customers. These impacts could materially and adversely affect our costs, operations, financial performance, and liquidity, as well as our ability to successfully execute our business strategy.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

The Company’s Board of Directors (“Board”) recognizes the critical importance of maintaining the trust and confidence of our employees, customers, shareholders and other stakeholders. Among other areas of responsibility, the Board has oversight responsibilities in relation to the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies and practices are integrated into the Company’s ERM program and our risk goals are guided by internationally recognized standards and frameworks that help us to identify, assess, and manage risks relevant to our business. In general, the Company manages our cybersecurity risk using an evidence- and risk-based approach designed to reduce risks and thereby protect the Company’s mission, business, and stakeholders, rather than focusing upon meeting any specific technical specifications.

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

•Governance: As discussed in more detail below, the Board’s oversight of cybersecurity risk management is supported by its Audit Committee, which interacts with the Company’s ERM function, the Company’s Senior Vice President and Chief Information Officer (“CIO”), the Global Head of IT Security, who reports directly to the CIO, and other relevant members of management.
•Collaborative Approach: We have implemented a cross-functional approach to identifying, mitigating, and managing cybersecurity risks, threats, and incidents through a broad range of controls and supporting processes.
•Technical Safeguards: We deploy various technical safeguards that are designed to protect the Company’s information systems and information from identified cybersecurity threats.
•Incident Response and Recovery Planning: We have established, and maintain, an incident response plan that addresses the Company’s planned responses to a potential or actual cybersecurity incident. This plan is periodically reviewed, tested, and evaluated.
•Third-Party Risk Management: We take a risk-based approach to identifying the cybersecurity risks presented by third-party service providers and encourage our service providers to reduce cybersecurity risks using commercially available safeguards.
•Education and Awareness: We provide training for our employees regarding cybersecurity threats as a means to build awareness and equip them with effective tools to identify and address cybersecurity threats, as well as to communicate the Company’s evolving information security policies and practices.

We engage in the periodic assessment and testing of our cybersecurity policies and practices. These efforts include a range of activities focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on various aspects of our cybersecurity measures, including information security maturity assessments, audits, and reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Audit Committee, and we adjust our cybersecurity processes as necessary based on the information provided by these assessments, audits, and reviews.

We have not identified risks from known cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations, or financial condition.

Governance

Through its Audit Committee, the Board oversees the Company’s ERM program, including risks arising from cybersecurity threats. The Audit Committee receives periodic presentations and reports on cybersecurity risks addressing recent developments, evolving standards, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee also receives information regarding cybersecurity incidents impacting the Company that are deemed more significant under the cybersecurity incident response plan, as well as ongoing updates regarding any such incidents until they have been addressed. The Audit Committee discusses the Company’s approach to cybersecurity risk management with GATX senior management, including the CIO and the Global Head of IT Security.

A cybersecurity group within GATX’s IT department, led by the Global Head of IT Security, works collaboratively across the Company to administer a program designed to protect the Company’s information systems and information from cybersecurity threats and to execute processes in accordance with the Company’s incident response plan. To facilitate the Company’s cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams and the cybersecurity group, the Global Head of IT Security monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents and reports such threats and incidents to the Audit Committee when appropriate. The Global Head of IT Security has served in various roles in information technology and information security for over 15 years, and holds undergraduate and graduate degrees in information security, as well as multiple certifications in cybersecurity and information technology.

Item 2.  Properties

Information regarding the general character of our properties is included in Item 1, “Business” of this Form 10-K.

As of December 31, 2023, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Chicago, Illinois	Colton, California	Galena Park, Texas
Burlington, Ontario	Hearne, Texas	Edmonton, Alberta
Calgary, Alberta	Waycross, Georgia
Mexico City, Mexico	Montreal, Quebec
Moose Jaw, Saskatchewan
Red Deer, Alberta

Maintenance Facilities
Terre Haute, Indiana

Customer Site Locations
Clarkson, Ontario

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Dordrecht, Netherlands	Ostróda, Poland	Płock, Poland
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

Item 4.  Mine Safety Disclosures

None.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,336 common shareholders of record as of January 31, 2024. We have a long history of paying quarterly cash dividends. While we currently expect a cash dividend to be paid in the future, dividend payments will depend on our earnings, capital requirements, financial condition, and other factors considered by our Board of Directors.

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
During 2023, we repurchased 24,520 shares for $2.6 million under the share repurchase program. As of December 31, 2023, $87.1 million remained available under the repurchase authorization.
The following is a summary of common stock repurchases completed by month during the fourth quarter of 2023:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2023 - October 31, 2023	24,420	$104.68	24,420	$87.1
November 1, 2023 - November 30, 2023	100	$109.03	100	$87.1
Total	24,520	$104.70	24,520

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2023, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those include companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2018, and that all dividends were reinvested.

Common Stock Performance Graph
GATX, S&P 500, S&P MidCap 400, and Russell 3000
$225
$200
$175
$150
$125
$100
$75
Comparative Returns
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
GATX
S&P 500
S&P MidCap 400
Russell 3000

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
GATX	$100.00	$119.75	$123.60	$158.13	$164.72	$189.73
S&P 500	100.00	131.47	155.65	200.29	163.98	207.04
S&P MidCap 400	100.00	126.17	143.39	178.85	155.42	180.90
Russell 3000	100.00	131.01	158.36	198.96	160.71	202.38

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

In 2023, we sold our rail business in Russia ("Rail Russia"). See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for further information.

In 2023, we sold the three remaining liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We sold two vessels in 2022.

The following discussion and analysis should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” at the end of this item. This discussion does not include the comparison of prior year 2022 to 2021 financial results, which can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 16, 2023.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the years ended December 31 (dollars in millions, except per share data):

	2023	2022	2021
Segment Revenues
Rail North America	$982.7	$908.0	$891.7
Rail International	309.5	275.3	284.3
Portfolio Management	77.2	53.6	47.7
Other	41.5	36.1	33.7
	$1,410.9	$1,273.0	$1,257.4
Segment Profit (Loss)
Rail North America	$307.3	$321.3	$285.4
Rail International	113.4	85.9	105.0
Portfolio Management	106.4	14.7	60.8
Other	29.2	(3.9)	(1.3)
	556.3	418.0	449.9
Less:
Selling, general and administrative expense	212.7	195.0	198.3
Income taxes ($25.7, $12.3 and $55.3 related to affiliates' earnings)	84.4	67.1	108.5
Net Income (GAAP)	$259.2	$155.9	$143.1

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$257.6	$217.7	$182.2
Diluted earnings per share (GAAP)	$7.12	$4.35	$3.98
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$7.07	$6.07	$5.06

Return on equity (GAAP)	12.0%	7.7%	7.2%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)	12.0%	10.8%	9.2%

Investment Volume	$1,665.0	$1,255.8	$1,131.9
_________
(1) See "Non-GAAP Financial Measures" at the end of this item for further details.

2023 Summary

Net income was $259.2 million, or $7.12 per diluted share, for 2023 compared to $155.9 million, or $4.35 per diluted share, for 2022, and $143.1 million, or $3.98 per diluted share, for 2021. Results for 2023 included a net positive impact of $1.6 million ($0.05 per diluted share) from tax adjustments and other items, compared to a net negative impact of $61.8 million ($1.72 per diluted share) from tax adjustments and other items in 2022 and a net negative impact of $39.1 million ($1.08 per diluted share) from tax adjustments and other items in 2021 (see "Non-GAAP Financial Measures" at the end of this item for further details).
•At Rail North America, segment profit in 2023 was lower than prior year. The decrease was primarily attributable to higher maintenance and interest expenses, partially offset by higher lease revenue.
•At Rail International, segment profit in 2023 was higher than prior year due to the absence of the impairment of Rail Russia recorded in the prior year and higher lease revenue from more railcars on lease and higher lease rates, partially offset by higher maintenance and interest expenses.
•At Portfolio Management, segment profit in 2023 increased compared to prior year due to higher earnings at the RRPF affiliates, higher results from GATX Engine Leasing ("GEL") operations, and the impact of impairments recorded in 2022 and 2023 for the Specialized Gas Vessels and in 2022 for engines in Russia that RRPF does not expect to recover.

•Within Other, Trifleet's segment profit decreased due to higher maintenance and interest expenses, partially offset by higher lease revenue, resulting from more tank containers in the fleet, and higher repair revenue.
Total investment volume was $1,665.0 million in 2023, compared to $1,255.8 million in 2022, and $1,131.9 million in 2021.
2024 Outlook
Conditions in the North American railcar leasing market remained strong in 2023, and we expect favorable conditions to continue in 2024. At Rail International, we expect strong demand for our railcars in both our European and Indian businesses. The operating environment for our engine leasing businesses at RRPF and our owned GEL operations is strong, as demand for global air travel continues to recover to pre-pandemic levels and beyond. We have a strong balance sheet and adequate access to capital, which we believe positions us well to manage our transportation assets based on current market conditions.

•We expect Rail North America's segment profit in 2024 to increase from 2023. Lease rates for railcars scheduled to renew in 2024 will likely be generally higher than expiring rates as the lease rate environment for existing railcars is expected to remain favorable. The increasing lease rates, along with new additions to the fleet, should generate higher lease revenue in 2024. We anticipate remarketing income to be slightly lower than 2023, but we continue to see a strong secondary market. We expect the impact of slightly higher regulatory compliance work, offset by a benefit from efficiencies in our owned maintenance network to result in modestly higher maintenance expense in 2024 compared to the prior year. Finally, we anticipate interest expense to be higher in 2024 compared to what we experienced in 2023.
.
•Rail International's segment profit in 2024 is expected to increase from 2023, driven by continued growth in both our European and India lease fleets. Demand for railcars in Europe should continue to be solid, and we plan to continue to invest in the fleet. Lease revenue is expected to be higher in 2024, resulting from more railcars on lease and higher lease rates. In India, we anticipate significant growth again in our fleet this coming year, which will also contribute to an increase in segment profit.

•We anticipate Portfolio Management's segment profit in 2024 to be higher than 2023. We expect an increase in the contribution to segment profit from GEL, our wholly owned aircraft spare engine leasing business, as a result of additional aircraft spare engines acquired during 2023. In addition, RRPF results are expected to be higher as a result of continued improvement in global air travel.

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

RAIL NORTH AMERICA

Segment Summary

The railcar leasing environment in North America remains robust, and demand for existing railcars was strong for most railcar types throughout 2023. Rail North America capitalized on the favorable market conditions by successfully increasing renewal lease rates and extending lease terms, while maintaining high fleet utilization throughout the year. Utilization was 99.3% at the end of the year.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2023	2022	2021
Revenues
Lease revenue	$888.8	$826.0	$814.5
Other revenue	93.9	82.0	77.2
Total Revenues	982.7	908.0	891.7

Expenses
Maintenance expense	276.6	238.5	235.4
Depreciation expense	265.9	258.6	261.1
Operating lease expense	36.0	36.1	39.2
Other operating expense	25.9	24.5	30.3
Total Expenses	604.4	557.7	566.0

Other Income (Expense)
Net gain on asset dispositions	120.5	119.7	94.3
Interest expense, net	(182.9)	(144.6)	(136.2)
Other (expense) income	(8.0)	(4.6)	1.6
Share of affiliates' pre-tax (loss) earnings	(0.6)	0.5	—
Segment Profit	$307.3	$321.3	$285.4

Investment Volume	$976.9	$815.9	$574.4

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2023	2022	2021
Railcars	$805.5	$740.7	$720.0
Boxcars	57.2	59.5	67.9
Locomotives	26.1	25.8	26.6
Total	$888.8	$826.0	$814.5

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2023	2022	2021
Beginning balance	100,954	101,570	103,745
Railcars added	4,653	3,712	3,371
Railcars scrapped	(1,286)	(2,133)	(3,076)
Railcars sold	(3,154)	(2,195)	(2,470)
Ending balance	101,167	100,954	101,570
Utilization rate at year end (1)	99.3%	99.5%	99.2%
Renewal success rate (2)	84.1%	85.5%	82.7%
Active railcars at year end (3)	100,498	100,396	100,719
Average active railcars (4)	100,217	100,444	100,769
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

As of December 31, 2023, leases for approximately 19,400 tank and freight cars and approximately 1,900 boxcars are scheduled to expire in 2024. These amounts exclude railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2023, 2,995 railcars have been ordered pursuant to the terms of the agreement, of which 890 have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. At December 31, 2023, all 4,800 railcars have been ordered pursuant to the amended terms of the agreement, of which 4,621 railcars have been delivered. The remaining railcars covered under this agreement are expected to be delivered by early 2024.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of Greenbrier on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of December 31, 2023, all 7,650 railcars have been ordered, of which 7,271 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by early 2024.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2019
2020
2021
2022
2023
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

In 2023, we modified the methodology of the LPI calculation to more consistently reflect actual trends in renewal lease rates and renewal lease terms across the North American non-boxcar fleet. Under the modified methodology, the LPI calculation includes all renewal activity based on a 12-month trailing average, and the renewals are weighted by the count of all renewals during the reporting period. We believe this modification provides investors and other constituents with a more complete representation of lease rate and term performance. The LPI metrics presented below reflect the revised calculation for all periods presented.

During 2023, the renewal rate change of the LPI was positive 33.5%, compared to positive 24.4% in 2022. Lease terms on renewals for cars in the LPI averaged 65 months in 2023 compared to 52 months in 2022.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
40%
20%
0%
-20%
-40%
-60%
70
60
50
40
30
(1.1)%
(21.8)%
(7.4)%
24.4%
33.5%
47
39
47
52
65
2019
2020
2021
2022
2023
Average Renewal Lease Rate Change
Average Renewal Lease Term

The following table shows fleet activity and statistics for Rail North America boxcars for the years ended December 31:

	2023	2022	2021
Beginning balance	8,663	12,946	14,315
Boxcars added	1,248	543	963
Boxcars scrapped	(459)	(230)	(933)
Boxcars sold	(141)	(4,596)	(1,399)
Ending balance	9,311	8,663	12,946
Utilization rate at year end (1)	100.0%	99.9%	99.7%
Active boxcars at year end (2)	9,310	8,657	12,909
Average active boxcars (3)	8,944	10,060	12,929
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
(3) Average active boxcars for the year is calculated using the number of active boxcars at the end of each month.

The following table shows fleet activity and statistics for Rail North America locomotives for the years ended December 31:

	2023	2022	2021
Beginning balance	544	577	645
Locomotives added, net of scrapped or sold	(21)	(33)	(68)
Ending balance	523	544	577
Utilization rate at year end (1)	88.3%	89.3%	89.8%
Active locomotives at year end (2)	462	486	518
Average active locomotives (3)	472	496	521
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

Comparison of Reported Results

Segment Profit

In 2023, segment profit of $307.3 million decreased 4.4% compared to $321.3 million in 2022. The decrease was primarily driven by higher interest and maintenance expenses, partially offset by higher lease revenue.

Revenues

In 2023, lease revenue increased $62.8 million, or 7.6%, driven by higher lease rates. Other revenue increased $11.9 million, primarily due to higher repair revenue.

Expenses

In 2023, maintenance expense increased $38.1 million, driven by more repair and regulatory compliance events, more repairs performed by the railroads, and general inflationary pressures. Depreciation expense increased $7.3 million due to the timing of new railcar investments and dispositions. O~~t~~her operating expense increased $1.4 million due to higher switching and freight costs, partially offset by lower storage costs.

Other Income (Expense)

In 2023, net gain on asset dispositions increased $0.8 million due to higher net remarketing gains, partially offset by lower net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Interest expense increased $38.3 million, driven by a higher average debt balance and a higher average interest rate. Other (expense) income was unfavorable $3.4 million, driven by higher legal costs, partially offset by settlement proceeds received in 2023.

Investment Volume

During 2023, investment volume was $976.9 million compared to $815.9 million in 2022. We acquired 3,835 newly built railcars and purchased 1,934 railcars in the secondary market in 2023, compared to 4,060 newly built railcars and 585 railcars in the secondary market in 2022.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), performed well in 2023 as it maintained solid fleet utilization and continued to experience higher renewal lease rates compared to expiring rates for most railcar types. GRE also continued to grow and diversify its fleet during the year. Utilization was 95.9% at the end of the year.

Our rail operations in India ("Rail India") achieved strong operating results and continued to grow and diversify its fleet during 2023. Rail India continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India was robust, driven by continued growth in the economy and infrastructure development. Utilization was 100% at the end of the year.

In 2023, we sold Rail Russia and recorded a gain of $0.3 million upon completion of the sale. In 2022, the net assets of Rail Russia were classified as held for sale and an impairment loss of $14.6 million was recognized. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for additional information. Financial results were not material to Rail International's segment profit.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2023	2022	2021
Revenues
Lease revenue	$296.6	$266.2	$272.9
Other revenue	12.9	9.1	11.4
Total Revenues	309.5	275.3	284.3

Expenses
Maintenance expense	64.1	51.4	57.6
Depreciation expense	68.2	69.1	73.6
Other operating expense	10.4	8.3	9.0
Total Expenses	142.7	128.8	140.2

Other Income (Expense)
Net gain (loss) on asset dispositions	7.0	(11.2)	2.7
Interest expense, net	(56.2)	(45.6)	(45.2)
Other (expense) income	(4.2)	(3.8)	3.4
Segment Profit	$113.4	$85.9	$105.0

Investment Volume	$382.4	$243.9	$173.3

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the years ended December 31:

	2023	2022	2021
Beginning balance	28,005	27,109	26,343
Railcars added	1,695	1,211	1,131
Railcars scrapped or sold	(484)	(315)	(365)
Ending balance	29,216	28,005	27,109
Utilization rate at year end (1)	95.9%	99.3%	98.7%
Active railcars at year end (2)	28,004	27,801	26,754
Average active railcars (3)	27,947	27,288	26,240
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

The decline in GRE's fleet utilization in 2023 was primarily due to weakness in the intermodal market. At December 31, 2023, GRE owned 2,130 intermodal railcars. As of December 31, 2023, leases for approximately 9,625 railcars are scheduled to expire in 2024. This amount excludes railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2019
2020
2021
2022
2023
Active Fleet
Idle
Fleet Utilization

\

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the years ended December 31:

	2023	2022	2021
Beginning balance	5,872	4,830	4,156
Railcars added	2,933	1,042	715
Railcars scrapped or sold	—	—	(41)
Ending balance	8,805	5,872	4,830
Utilization rate at year end (1)	100.0%	100.0%	100.0%
Active railcars at year end (2)	8,805	5,872	4,830
Average active railcars (3)	7,082	5,395	4,326
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

Rail India Fleet
10,000
7,500
5,000
2,500
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2019
2020
2021
2022
2023
Active Fleet
Idle
Fleet Utilization

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus the foreign currencies in which it conducts business, primarily the euro. In 2023, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $7.4 million and segment profit, excluding other income (expense), by approximately $2.7 million compared to 2022.

Segment Profit

In 2023, segment profit of $113.4 million increased 32.0% compared to $85.9 million in 2022. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Segment profit in 2022 included a $14.6 million impairment charge recorded as a result of the decision to exit the Rail Russia business. Excluding these items, results for Rail International were $12.6 million higher than 2022. The increase was primarily due to higher lease revenue from more railcars on lease and higher lease rates, partially offset by higher maintenance and interest expenses.

Revenues

In 2023, lease revenue increased $30.4 million, or 11.4%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates. Other revenue increased $3.8 million, driven by higher repair revenue.

Expenses

In 2023, maintenance expense increased $12.7 million, primarily due to more repairs performed, higher costs for repairs, inflationary impacts, and the impact of foreign exchange rates. Depreciation expense decreased $0.9 million, due to certain operating assets at GRE becoming fully depreciated in the prior year, partially offset by the impact of new railcars added to the fleet.

Other Income (Expense)

In 2023, net gain (loss) on asset dispositions increased $18.2 million, driven by the absence of the impairment recorded in the prior year as a result of the decision to exit the Rail Russia business and more railcars sold at GRE in 2023. Net interest expense increased $10.6 million, due to a higher average interest rate and a higher average debt balance. Other (expense) income was unfavorable $0.4 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations, partially offset by lower litigation costs.

Investment Volume

During 2023, investment volume was $382.4 million, compared to $243.9 million in 2022. In 2023, GRE acquired 1,695 railcars compared to 1,211 railcars in 2022, and Rail India acquired 2,933 railcars in 2023 compared to 1,042 railcars in 2022.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft engines. Segment profit included earnings from the RRPF affiliates of $98.7 million for 2023, $45.4 million for 2022, and $56.5 million for 2021. In 2022, RRPF recorded an impairment charge associated with aircraft spare engines in Russia that RRPF does not expect to recover. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax). GATX did not make any additional investment in the RRPF affiliates in 2023 or 2022. Dividend distributions from the RRPF affiliates totaled $25.0 million in 2023 and $46.2 million in 2022.

The operating environment for the RRPF affiliates was strong, as global demand for air passenger travel continued to improve in 2023.

Portfolio Management also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. In 2021, GEL acquired 14 aircraft spare engines for approximately $352 million, including four engines for $120 million from the RRPF affiliates. In 2022, GEL acquired five aircraft spare engines for approximately $150 million. In 2023, GEL acquired ten engines for approximately $267 million. As of December 31, 2023, GEL owned 29 aircraft spare engines, with 14 on long-term leases with airline customers and 15 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates.

Portfolio Management previously owned the Specialized Gas Vessels. In 2022, we made the decision to sell the Specialized Gas Vessels and recorded impairment losses totaling $34.3 million and sold two vessels. In 2023, we sold the remaining three vessels and recorded net losses of $4.0 million.

In 2023, Portfolio Management sold its natural gas holdings and recorded a gain of $5.7 million.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2023	2022	2021
Revenues
Lease revenue	$32.6	$33.0	$28.1
Non-dedicated engine revenue	37.6	1.5	—
Marine operating revenue	6.9	18.9	19.1
Other revenue	0.1	0.2	0.5
Total Revenues	77.2	53.6	47.7

Expenses
Marine operating expense	6.5	14.1	17.5
Depreciation expense	28.3	17.8	17.6
Other operating expense	7.3	2.3	1.7
Total Expenses	42.1	34.2	36.8

Other Income (Expense)
Net gain (loss) on asset dispositions	2.2	(31.1)	8.0
Interest expense, net	(29.8)	(19.0)	(16.6)
Other income	0.2	—	2.0
Share of affiliates' pre-tax earnings	98.7	45.4	56.5
Segment Profit	$106.4	$14.7	$60.8

Investment Volume	$267.3	$149.7	$353.0

The following table shows the net book value of Portfolio Management’s assets as of December 31 (in millions):

	2023	2022
Investment in RRPF Affiliates	$626.8	$574.3
GEL owned aircraft spare engines	714.0	475.0
Specialized Gas Vessels	—	25.1
Other owned assets	14.3	32.2
Total assets	$1,355.1	$1,106.6

RRPF Affiliates Portfolio Data

As of December 31, 2023, the RRPF affiliates' portfolio consisted of 399 aircraft spare engines with a net book value of $4,067.2 million, compared to 398 aircraft spare engines with a net book value of $4,176.5 million at the end of 2022.

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2023	2022	2021
Beginning balance	398	407	445
Engine acquisitions	14	9	5
Engine dispositions	(13)	(18)	(43)
Ending balance	399	398	407
Utilization rate at year end (1)	95.5%	94.2%	94.3%
Average leased engines (2)	376	372	400
________
(1) Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2) Average leased engines for the year is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
500
400
300
200
100
0
Utilization
100.0%
95.0%
90.0%
85.0%
80.0%
2021
2022
2023
Leased to Rolls-Royce
Leased to Third Party
Idle
Utilization

Comparison of Reported Results

Segment Profit

In 2023, segment profit was $106.4 million compared to $14.7 million in 2022. Segment profit in 2023 included $4.0 million of losses associated with the Specialized Gas Vessels. Segment profit in 2022 included $34.3 million of impairment charges recorded as a result of the decision to sell the Specialized Gas Vessels and a $15.3 million net impairment charge (GATX's 50% share) for aircraft spare engines in Russia that RRPF does not expect to recover. Excluding these losses, results for Portfolio Management were $46.1 million higher than 2022, primarily driven by higher earnings at the RRPF affiliates and higher results from GEL operations.

Revenues

In 2023, lease revenue was comparable to the prior year. Non-dedicated engine revenue increased $36.1 million due to more aircraft spare engines utilized in the engine capacity agreement with Rolls-Royce as a result of acquisitions. Marine operating revenue decreased $12.0 million, driven by the sale of the Specialized Gas Vessels in 2022 and 2023.

Expenses

In 2023, marine operating expense decreased $7.6 million, due to sale of the Specialized Gas Vessels in 2022 and 2023. Depreciation expense increased $10.5 million, due to new aircraft spare engines acquired in 2022 and 2023, offset by the absence of depreciation expense on the Specialized Gas Vessels classified as held for sale in 2022.

Other Income (Expense)

In 2023, net gain (loss) on asset dispositions was favorable by $33.3 million, driven by lower impairment losses recorded in 2023 for the Specialized Gas Vessels as well as the sale of the natural gas holdings in 2023.

In 2023, income from our share of affiliates' earnings increased $53.3 million, driven by the absence of the $15.3 million net impairment charge recorded in 2022 at RRPF, higher income from operations, and higher remarketing income.

Investment Volume

Investment volume was $267.3 million in 2023, compared to $149.7 million in 2022. During 2023, GEL acquired ten aircraft spare engines compared to five aircraft spare engines in 2022.
OTHER
Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

In 2022, GATX executed a multi-party amended and restated settlement agreement related to its share of estimated environmental remediation costs to be incurred at a previously owned facility that was sold in 1974. As a result, GATX recorded $5.9 million of expense to establish a reserve for its share of the remaining anticipated remediation and related costs.

The following table shows components of Other for the years ended December 31 (in millions):

	2023	2022	2021
Trifleet revenue	$41.5	$36.1	$33.7

Trifleet segment profit	$13.4	$13.8	$10.2
Unallocated interest income (expense)	12.7	1.1	(0.5)
Other income (expense), including eliminations	3.1	(18.8)	(11.0)
Segment Profit (Loss)	$29.2	$(3.9)	$(1.3)

Selling, general and administrative expense	$212.7	$195.0	$198.3

Investment Volume	$38.4	$46.3	$29.8

Trifleet Summary

The tank container leasing market experienced softer demand across certain regions in 2023, with some customers postponing tank container fleet decisions. Utilization was 87.3% at December 31, 2023.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's tank containers for the years ended December 31:

	2023	2022	2021
Ending balance - owned and managed	23,931	21,999	19,996
Utilization rate at year-end - owned and managed (1)	87.3%	93.1%	89.2%
_______
(1) Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $17.7 million in 2023, driven by higher employee-related expenses, including the impacts of share-based compensation expenses, higher legal costs, higher information technology expenses, and the impact of foreign exchange rates.

Unallocated interest income (expense) (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income (expense), including eliminations, was favorable by $21.9 million in 2023 compared to 2022. The variance was primarily related to lower non-service pension-related expenses, including lower pension settlement charges and lower non-service pension expense, as well as the absence of environmental remediation costs recorded in 2022.

Consolidated Income Taxes

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

CHANGE IN NET OPERATING ASSETS AND FACILITIES

The following table shows changes in net operating assets and facilities as of December 31 (in millions):

	2023	2022
Beginning balance	$8,250.3	$7,784.8
Investments	1,622.2	1,215.5
Purchase of assets previously leased	—	1.5
Depreciation expense	(385.6)	(365.0)
Asset dispositions	(149.9)	(130.9)
Transfers to assets held for sale	(1.7)	(116.0)
Foreign exchange rate effects	87.1	(111.7)
Other	(11.2)	(27.9)
Ending balance	$9,411.2	$8,250.3

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

As of December 31, 2023, we had an unrestricted cash balance of $450.7 million. We also have a $250 million 3-year unsecured revolving credit facility in the United States that matures in 2026 and a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2028, both of which were fully available as of December 31, 2023.

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

	2023	2022	2021
Net cash provided by operating activities	$520.4	$533.5	$507.2
Net cash used in investing activities	(1,219.3)	(1,073.5)	(917.7)
Net cash provided by financing activities	844.1	504.4	463.1
Effect of exchange rate changes on cash and cash equivalents	1.6	(4.9)	(1.8)
Net cash provided by discontinued operations	—	—	1.1
Net increase (decrease) in cash, cash equivalents, and restricted cash during the year	$146.8	$(40.5)	$51.9

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2023 of $520.4 million decreased $13.1 million compared to 2022. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash payments for maintenance, interest, and other operating expenses, as well as lower affiliate dividends received, were partially offset by higher cash receipts from revenue, lower payments for operating leases, and lower payments for income taxes.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the years ended December 31 (in millions):

	2023	2022	2021
Portfolio investments and capital additions (1)	$(1,665.0)	$(1,255.8)	$(1,131.9)
Portfolio proceeds (2)	272.8	269.6	187.1
Short-term investments (3)	150.0	(148.5)	—
Other investing activity	22.9	61.2	27.1
Net cash used in investing activities	$(1,219.3)	$(1,073.5)	$(917.7)
_______
(1) Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. See the discussions of segment operating results sections in this Item for more detail.
(2) Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3) Short-term U.S. Treasury Obligations with an original maturity date of over 90 days.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2023	2022	2021
Rail North America	$976.9	$815.9	$574.4
Rail International	382.4	243.9	173.3
Portfolio Management	267.3	149.7	353.0
Other	38.4	46.3	31.2
Total	$1,665.0	$1,255.8	$1,131.9

The increase in portfolio investments and capital additions of $409.2 million in the year ended December 31, 2023 is primarily due to more railcars acquired at Rail North America and Rail International and more aircraft spare engines acquired at GEL, partially offset by fewer tank containers acquired at Trifleet. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2023	2022	2021
Proceeds from sales of operating assets	$272.8	$269.6	$181.1
Other	—	—	6.0
Total	$272.8	$269.6	$187.1

Portfolio proceeds increased $3.2 million in 2023 compared to 2022, primarily due to proceeds from the sale of Rail Russia at Rail International, partially offset by lower proceeds received from the sales of the Specialized Gas Vessels at Portfolio Management in 2023 compared to 2022.

The following table shows other investing activity for the years ended December 31 (in millions):

	2023	2022	2021
Proceeds from sales of other assets (1)	$20.2	$31.1	$54.7
Other	2.7	30.1	(27.6)
Total	$22.9	$61.2	$27.1
________
(1) Proceeds from sales of other assets for all periods were primarily related to railcar scrapping.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the years ended December 31 (in millions):

	2023	2022	2021
Net proceeds from issuances of debt (original maturities longer than 90 days)	$1,420.0	$848.3	$1,491.9
Repayments of debt (original maturities longer than 90 days)	(500.0)	(250.0)	(884.0)
Net decrease in debt with original maturities of 90 days or less	(7.1)	—	(4.1)
Purchases of assets previously leased (1)	—	(1.5)	(77.2)
Stock repurchases (2)	(2.6)	(47.2)	(13.1)
Dividends	(80.6)	(76.6)	(74.3)
Other	14.4	31.4	23.9
Total	$844.1	$504.4	$463.1
________
(1) We did not purchase any railcars that were previously leased in 2023, compared to 21 railcars in 2022.
(2) During 2023, we repurchased 24,520 shares of common stock for $2.6 million, compared to 472,609 shares of common stock for $47.2 million in 2022.

The following table shows the activity on our long-term debt principal in 2023 (in millions):

	Balance at 12/31/22	Issuances	Payments	Impact of Foreign Exchange Rates	Balance at 12/31/23
U.S. notes	$5,450.0	$1,100.0	$(250.0)	$—	$6,300.0
U.S. delayed draw term loans	250.0	150.0	(250.0)	—	150.0
EUR notes (1)	631.7	—	—	19.5	651.2
Schuldschein loans (1)	160.5	81.1	—	6.8	248.4
India delayed draw term loans (2)	—	101.7	—	(0.7)	101.0
Total debt principal	$6,492.2	$1,432.8	$(500.0)	$25.6	$7,450.6

__________
(1) Denominated in euros, but presented in U.S. dollars in this table.
(2) Denominated in Indian rupees, but presented in U.S. dollars in this table.

See "Note 8. Debt" in Part II, Item 8 of this Form 10-K for information regarding the terms of our outstanding debt.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2023 (in millions):

	Material Cash Obligations by Period
	Total	2024	2025	2026	2027	2028	Thereafter
Recourse debt	$7,450.6	$526.3	$520.8	$611.9	$458.4	$735.0	$4,598.2
Interest on recourse debt (1)	2,720.2	301.9	286.7	273.2	250.5	226.4	1,381.5
Commercial paper and credit facilities	11.0	11.0	—	—	—	—	—
Operating lease obligations	258.3	39.4	36.8	45.2	38.7	25.4	72.8
Purchase commitments (2)	2,677.9	958.0	417.5	527.5	396.2	378.7	—
Total	$13,118.0	$1,836.6	$1,261.8	$1,457.8	$1,143.8	$1,365.5	$6,052.5
__________
(1) For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2023.
(2) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated railcar types, and related costs of railcars to be purchased under its agreements. For additional details on our purchase agreements, refer to the discussion of Rail North America operating results within this Item.

Liquidity Outlook

In addition to our contractual obligations, expenditures in 2024 may also include the purchase of railcars, tank containers, and aircraft spare engines and other discretionary capital spending for opportunistic asset purchases or strategic investments. We plan to fund these expenditures in 2024 using available cash at December 31, 2023 in combination with cash from operations, portfolio proceeds, and long-term debt issuances. We also have access to our revolving credit facilities if needed. Based on the available sources of liquidity, we also expect to meet our funding needs beyond 2024.

Contractual Cash Receipts

Information regarding our contractual cash receipts arising from future rental receipts from noncancelable operating leases and from our finance leases as of December 31, 2023 is presented in "Note 6. Leases" within Item 8 of this Form 10-K.

Debt

The following table shows the carrying value of our debt and lease obligations by major component as of December 31 (in millions):

	2023			2022
	Secured	Unsecured	Total	Total
Commercial paper and borrowings under bank credit facilities	$—	$11.0	$11.0	$17.3
Recourse debt	—	7,388.1	7,388.1	6,431.5
Operating lease obligations	226.8	—	226.8	257.9
Total	$226.8	$7,399.1	$7,625.9	$6,706.7

As of December 31, 2023, our outstanding debt had a weighted-average remaining term of 8.4 years and a weighted-average interest rate of 4.08%, compared to 8.6 years and 3.72% at December 31, 2022. See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

Short-Term Borrowings and Credit Lines and Facilities

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

We have a $600 million, 5-year unsecured revolving credit facility in the United States. In 2023, we entered into an amendment to this facility to extend the maturity by one year from May 2027 to May 2028. As of December 31, 2023, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the United States. In 2023, we also entered into an amendment to this facility, which extended the maturity by one year from May 2025 to May 2026. As of December 31, 2023, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2023, €25.0 million was available under these credit facilities. At December 31, 2023, we had $11.0 million of outstanding short-term borrowings under bank credit facilities at our European subsidiaries. The weighted-average interest rate of these outstanding borrowings during 2023 was 3.9%.

Delayed Draw Term Loans

As of December 31, 2023, we had $24.2 million available under an outstanding delayed draw term loan in India.

Restrictive Covenants

Our credit facilities and certain other debt agreements contain various restrictive covenants. See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2023, our long-term unsecured debt was rated BBB by Standard & Poor's, Baa2 by Moody’s Investor Service, and BBB+ by Fitch Ratings, Inc., and our short-term unsecured debt was rated A-2 by Standard & Poor's, P-2 by Moody’s Investor Service, and F2 by Fitch Ratings, Inc. Our rating outlook from all agencies was stable.

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash and short-term investments) to equity. The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2023	2022	2021
Debt and lease obligations, net of unrestricted cash and short-term investments:
Unrestricted cash and short-term investments	$(450.7)	$(452.2)	$(344.3)
Commercial paper and bank credit facilities	11.0	17.3	18.1
Recourse debt	7,388.1	6,431.5	5,887.5
Operating lease obligations	226.8	257.9	286.2
Finance lease obligations	—	—	1.5
Total debt and lease obligations, net of unrestricted cash and short-term investments	$7,175.2	$6,254.5	$5,849.0

Total recourse debt (1)	$7,175.2	$6,254.5	$5,849.0
Shareholders' Equity	$2,273.0	$2,029.6	$2,019.2
Recourse Leverage (2)	3.2	3.1	2.9
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

Our commercial commitments at December 31, 2023 are presented in "Note 15. Commercial Commitments" within Item 8 of this Form 10-K.

Defined Benefit Plan Contributions

In 2023, we contributed $7.1 million to our defined benefit pension plans and other post-retirement benefit plans. In 2024, we expect to contribute approximately $4.4 million. As of December 31, 2023, our funded pension plans in the aggregate were 102.4% funded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. During 2023, we repurchased 24,520 shares of common stock for $2.6 million, excluding commissions, compared to 472,609 shares repurchased for $47.2 million, excluding commissions, in 2022. As of December 31, 2023, $87.1 million remained available under the repurchase authorization.
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

Operating Assets

We state operating assets, including assets acquired under finance leases, at cost and depreciate them over their estimated economic useful lives to an estimated residual value using the straight-line method. We determine the economic useful life based on our estimate of the period over which the asset will generate revenue. For the majority of our operating assets, the economic useful life is greater than 30 years. We periodically review the appropriateness of our estimates of useful lives based on changes in economic circumstances and other factors. Changes in these estimates would result in a change in future depreciation expense.

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

Impairment of Long-Lived Assets

We review long-lived assets, such as operating assets, right-of-use assets, and facilities, for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. We base estimated future cash flows on a number of assumptions, including lease rates, lease term (including renewals), operating costs, freight rates and volume, the life of the asset, and final disposition proceeds. If we determine an asset is impaired, we recognize an impairment loss equal to the amount by which the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

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

NON-GAAP FINANCIAL MEASURES

In addition to financial results reported in accordance with GAAP, we compute certain financial measures using non-GAAP components, as defined by the U.S. Securities and Exchange Commission ("SEC"). These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. We have provided a reconciliation of our non-GAAP components to the most directly comparable GAAP components.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2023	2022	2021
Net income (GAAP)	$259.2	$155.9	$143.1
Adjustments attributable to consolidated pre-tax income:
Loss on Specialized Gas Vessels at Portfolio Management (1)	$4.0	$34.3	$—
Net (gain) loss on Rail Russia at Rail International (2)	(0.3)	14.6	—
Environmental remediation costs (3)	—	5.9	—
Net insurance proceeds (4)	—	—	(5.3)
Debt extinguishment costs (5)	—	—	4.5
Total adjustments attributable to consolidated pre-tax income	$3.7	$54.8	$(0.8)
Income taxes thereon, based on applicable effective tax rate	$—	$(1.5)	$0.2
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (6)	$(3.0)	$(3.0)	$—
Net operating loss valuation allowance adjustment (7)	(2.3)	—	—
Total other income tax adjustments attributable to consolidated income	$(5.3)	$(3.0)	$—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (8)	$—	$11.5	$—
Income tax rate change (9)	—	—	39.7
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$11.5	$39.7
Net income, excluding tax adjustments and other items (non-GAAP)	$257.6	$217.7	$182.2

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2023	2022	2021
Diluted earnings per share (GAAP)	$7.12	$4.35	$3.98
Adjustments attributable to consolidated income, net of taxes:
Loss on Specialized Gas Vessels at Portfolio Management (1)	$0.11	$0.96	$—
Net (gain) loss on Rail Russia at Rail International (2)	(0.01)	0.41	—
Environmental remediation costs (3)	—	0.12	—
Net insurance proceeds (4)	—	—	(0.11)
Debt extinguishment costs (5)	—	—	0.09
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (6)	(0.08)	(0.08)	—
Net operating loss valuation allowance adjustment (7)	(0.06)	—	—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (8)	—	0.32	—
Income tax rate change (9)	—	—	1.10
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$7.07	$6.07	$5.06
(*) Sum of individual components may not be additive due to rounding.
_______
(1)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets.
(2)    In 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In the first quarter of 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(3)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(4)    Net gain from insurance recoveries for storm damage to a maintenance facility at Rail North America.
(5)    Write-off of unamortized deferred financing costs associated with the early redemption of our $150 million 5.625% Senior Notes due 2066.
(6)    Deferred income tax adjustments attributable to state tax rate reductions in 2023 and an enacted corporate income tax rate reduction in Austria in 2022.
(7)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.
(8)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.
(9)    Deferred income tax adjustment due to an enacted corporate income tax rate increase in the United Kingdom in 2021.

	2023	2022	2021
Return on Equity (GAAP)	12.0%	7.7%	7.2%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	12.0%	10.8%	9.2%

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure in order to reduce interest expense volatility. Based on our floating rate debt instruments at December 31, 2023, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $4.2 million in 2024. Comparatively, at December 31, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.6 million increase in after-tax interest expense in 2023. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, Poland, India, and the Netherlands. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, Polish zloty, and Indian rupee. Based on 2023 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2023, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2024 by $9.7 million. Comparatively, based on 2022 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2022, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2023 by $8.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 16, 2024

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2023	2022
Assets
Cash and Cash Equivalents	$450.7	$303.7
Restricted Cash	0.1	0.3
Short-Term Investments	—	148.5
Receivables
Rent and other receivables	87.9	71.4
Finance leases (as lessor)	136.4	96.5
Less: allowance for losses	(5.9)	(5.9)
	218.4	162.0

Operating Assets and Facilities	13,081.9	11,675.0
Less: allowance for depreciation	(3,670.7)	(3,424.7)
	9,411.2	8,250.3
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	212.0	243.5
	212.0	243.5

Investments in Affiliated Companies	627.0	575.1
Goodwill	120.0	117.2
Other Assets (including $0.8 and $40.0 related to assets held for sale)	286.6	271.4
Total Assets	$11,326.0	$10,072.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$239.6	$202.2
Debt
Commercial paper and borrowings under bank credit facilities	11.0	17.3
Recourse	7,388.1	6,431.5
	7,399.1	6,448.8
Lease Obligations (as lessee)
Operating leases	226.8	257.9
	226.8	257.9

Deferred Income Taxes	1,081.1	1,031.5
Other Liabilities	106.4	102.0
Total Liabilities	9,053.0	8,042.4
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,797,027 and 68,575,974 Outstanding shares — 35,464,841 and 35,268,308	42.5	42.4
Additional paid in capital	816.1	792.2
Retained earnings	3,009.5	2,831.5
Accumulated other comprehensive loss	(167.6)	(211.6)
Treasury stock at cost (33,332,186 and 33,307,666 shares)	(1,427.5)	(1,424.9)
Total Shareholders’ Equity	2,273.0	2,029.6
Total Liabilities and Shareholders’ Equity	$11,326.0	$10,072.0

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2023	2022	2021
Revenues
Lease revenue	$1,251.4	$1,154.6	$1,140.5
Non-dedicated engine revenue	37.6	1.5	—
Marine operating revenue	6.9	18.9	19.1
Other revenue	115.0	98.0	97.8
Total Revenues	1,410.9	1,273.0	1,257.4
Expenses
Maintenance expense	344.8	292.7	297.1
Marine operating expense	6.5	14.1	17.5
Depreciation expense	376.3	357.5	364.4
Operating lease expense	36.0	36.1	39.2
Other operating expense	46.6	37.4	44.0
Selling, general and administrative expense	212.7	195.0	198.3
Total Expenses	1,022.9	932.8	960.5
Other Income (Expense)
Net gain on asset dispositions	130.3	77.9	105.9
Interest expense, net	(263.4)	(214.0)	(204.0)
Other expense	(9.4)	(27.0)	(3.7)
Income before Income Taxes and Share of Affiliates’ Earnings	245.5	177.1	195.1
Income taxes	(58.7)	(54.8)	(53.2)
Share of affiliates’ earnings, net of taxes	72.4	33.6	1.2
Net Income	$259.2	$155.9	$143.1
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	$45.8	$(56.7)	$(51.7)
Unrealized gain on derivative instruments	1.3	1.4	1.9
Post-retirement benefit plans	(3.1)	4.3	26.7
Other comprehensive income (loss)	44.0	(51.0)	(23.1)
Comprehensive Income	$303.2	$104.9	$120.0

Share Data
Basic earnings per share	$7.13	$4.41	$4.04
Average number of common shares	35.7	35.4	35.4

Diluted earnings per share	$7.12	$4.35	$3.98
Average number of common shares and common share equivalents	35.7	35.9	36.0

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2023	2022	2021
Operating Activities
Net income	$259.2	$155.9	$143.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	392.1	371.3	378.4
Net gains on sales of assets	(130.9)	(121.2)	(99.4)
Asset impairments	1.5	48.9	2.4
Employee benefit plans	(4.3)	1.8	8.8
Share-based compensation	18.3	12.7	17.4
Deferred income taxes	38.3	36.3	34.2
Share of affiliates’ earnings, net of dividends	(47.4)	12.7	(1.2)
Changes in working capital items	(6.4)	15.1	23.5
Net cash provided by operating activities of continuing operations	520.4	533.5	507.2
Investing Activities
Additions to operating assets and facilities	(1,665.0)	(1,255.8)	(1,130.1)
Acquisition of new businesses	—	—	(1.4)
Investments in affiliates	—	—	(0.4)
Portfolio investments and capital additions	(1,665.0)	(1,255.8)	(1,131.9)
Portfolio proceeds	272.8	269.6	187.1
Proceeds from sales of other assets	20.2	31.1	54.7
Short-term investments	150.0	(148.5)	—
Other	2.7	30.1	(27.6)
Net cash used in investing activities of continuing operations	(1,219.3)	(1,073.5)	(917.7)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,420.0	848.3	1,491.9
Repayments of debt (original maturities longer than 90 days)	(500.0)	(250.0)	(884.0)
Net decrease in debt with original maturities of 90 days or less	(7.1)	—	(4.1)
Purchases of assets previously leased	—	(1.5)	(77.2)
Stock repurchases	(2.6)	(47.2)	(13.1)
Dividends	(80.6)	(76.6)	(74.3)
Other	14.4	31.4	23.9
Net cash provided by financing activities of continuing operations	844.1	504.4	463.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.6	(4.9)	(1.8)
Net cash provided by investing activities of discontinued operations (1)	—	—	1.1
Cash provided by discontinued operations, net	—	—	1.1
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the year	146.8	(40.5)	51.9
Cash, Cash Equivalents, and Restricted Cash at beginning of year	304.0	344.5	292.6
Cash, Cash Equivalents, and Restricted Cash at end of year	$450.8	$304.0	$344.5

_______
(1)    Net cash provided by investing of discontinued operations included $1.1 million in 2021 for the final proceeds from the sale of a business that had been held in escrow funds.

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2023	2023	2022	2022	2021	2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	68.6	$42.4	68.3	$42.2	67.8	$41.9
Issuance of common stock	0.2	0.1	0.3	0.2	0.5	0.3
Balance at end of year	68.8	42.5	68.6	42.4	68.3	42.2
Treasury Stock
Balance at beginning of year	(33.3)	(1,424.9)	(32.8)	(1,377.7)	(32.7)	(1,364.5)
Stock repurchases	—	(2.6)	(0.5)	(47.2)	(0.1)	(13.2)
Balance at end of year	(33.3)	(1,427.5)	(33.3)	(1,424.9)	(32.8)	(1,377.7)
Additional Paid In Capital
Balance at beginning of year		792.2		763.8		735.4
Share-based compensation effects		23.9		28.4		28.4
Balance at end of year		816.1		792.2		763.8
Retained Earnings
Balance at beginning of year		2,831.5		2,751.5		2,682.1
Net income		259.2		155.9		143.1
Dividends declared per share ($2.20 in 2023, $2.08 in 2022 and $2.00 in 2021)		(81.2)		(75.9)		(73.7)
Balance at end of year		3,009.5		2,831.5		2,751.5
Accumulated Other Comprehensive Loss
Balance at beginning of year		(211.6)		(160.6)		(137.5)
Other comprehensive gain (loss)		44.0		(51.0)		(23.1)
Balance at end of year		(167.6)		(211.6)		(160.6)
Total Shareholders’ Equity		$2,273.0		$2,029.6		$2,019.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

In 2023, we sold our rail business in Russia ("Rail Russia") within the Rail International segment. The net assets of Rail Russia had been reported as held for sale since 2022. See "Note 10. Asset Impairments and Assets Held for Sales".

In 2023, we sold the three remaining liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Portfolio Management segment. We sold two vessels in 2022. See "Note 10. Asset Impairments and Assets Held for Sales".

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
	Optional expedients are available for adoption from March 12, 2020 through December 31, 2024. The Company adopted this new standard in 2023.	The application of this guidance did not have an impact on the Company's consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance disclosures for the effective rate reconciliation and income taxes paid.

The new disclosure guidance should be applied prospectively, although retrospective application is permitted. It will be effective for the Company's Annual Report on Form 10-K for the year-ended December 31, 2024. Early adoption is permitted.

While we are still assessing the full impact of this guidance, we expect the primary impact to be the level of disaggregation required within the effective rate reconciliation table, disclosures for additional items that meet a quantitative threshold, and the addition of income taxes paid by jurisdiction.
Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, particularly around the disclosure of segment expenses that are regularly reported to the chief operating decision maker ("CODM") and included within each reported measure of segment profit.

	The new guidance must be applied retrospectively to all periods presented in the financial statements and will be effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Early adoption is permitted.	We are currently assessing whether additional disclosures around significant segment expenses will be required in the segment footnote.

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

We disaggregate revenue into four categories as presented on our statements of comprehensive income:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue.

Operating Lease Revenue

We lease railcars, locomotives, aircraft spare engines, and tank containers under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 6. Leases."

Finance Lease Revenue

In certain cases, we lease railcars and tank containers that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the effective interest method, using the interest rate implicit in the lease. See "Note 6. Leases."

Non-Dedicated Engine Revenue

Certain of our owned aircraft spare engines are part of a pool of non-dedicated spare engines managed under a capacity agreement with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”). Revenue is earned based on our continued ability to meet engine capacity requirements under the agreement, which requires us to enroll a minimum number of engines in a pool of non-dedicated spare engines for short-term lease to Rolls-Royce customers. We recognize revenue based on our right to receive a portion of the revenue earned by the pool, which is calculated based on the average engine flight hours reported for each type of engine enrolled into the pool.

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

Other Revenue

Other revenue is comprised of customer liability repair revenue, termination fees, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606. Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings Per Share

We compute basic and diluted earnings per share using the two-class method, which is an earnings allocation calculation that determines Earnings Per Share ("EPS") for each class of common stock and participating security. Our vested and exercisable stock options contain non-forfeitable rights to dividends or dividend equivalents and are classified as participating securities in the calculation of EPS. Our unvested stock options, restricted stock units, performance shares and non-employee director awards do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. Vested non-employee director awards are treated as shares outstanding for basic and diluted earnings per share because these awards are guaranteed to be settled in shares upon the passage of time.

Under the two-class method, net income is allocated between shares of common stock and participating securities based on their participating rights. Basic EPS is computed by dividing net income, adjusted for earnings allocated to participating securities, by the weighted-average number of common shares outstanding. We weight shares issued or reacquired for the portion of the period that they were outstanding. Diluted EPS is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted-average number of common shares outstanding adjusted for the dilutive effect of unvested stock options, restricted stock units and performance shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or the two-class method. Earnings allocated to participating securities include their portion of dividends declared and undistributed earnings during the period.

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

Finance Lease Receivables

We record a gross lease payment receivable and an estimated residual value, net of unearned income for our finance leases. For sales-type leases, we may also recognize a gain or loss in the period the lease is recorded. Lease payment receivables represent the present value of the rents we expect to receive through the end of the lease term for a leased asset. Estimated residual values are our estimates of value of an asset at the end of a finance lease term. The combination of these is considered the net investment in a lease. Over the lease term, the net investment in these leases is reduced and finance lease income is recognized in our consolidated statements of comprehensive income. We evaluate our net investment in finance leases for impairment based on current conditions and reasonable and supportable forecasts of future conditions under ASC 326. See the “Allowance for Losses” section within this Note for more information.

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

We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2023. We believe that the allowance is adequate to cover losses inherent in our

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
receivables balances as of December 31, 2023. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 18. Allowance for Losses."

Operating Assets and Facilities

We record operating assets, facilities, and capitalized improvements at cost. We depreciate operating assets and facilities over their estimated useful lives to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

Railcars	15–45 years
Aircraft spare engines	20–25 years
Locomotives	15–25 years
Marine vessels	30 years
Tank containers	15–25 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Other equipment	3–30 years

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of comprehensive income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in interest expense, and we include the related cash flows in the cash flow section corresponding to the hedged item. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive income (loss), and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Cash flows from derivatives designated as cash flow hedges are included in the cash flow section corresponding to the hedged item. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we may not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 9. Fair Value."

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized in other expense during the periods in which they occur. Net gains (losses) recognized were $6.9 million, $(4.6) million and $(0.8) million for 2023, 2022, and 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Operating Lease Expense

We classify leases of certain railcars and other equipment as operating leases. We record the lease expense associated with these leases in operating lease expense on a straight-line basis. We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 6. Leases."

Share-Based Compensation

We base our measurement of share-based compensation expense on the grant date fair value of an award, and we recognize the expense over the requisite service period. Forfeitures are recorded when they occur. For awards accounted for as liability awards, the liability and related compensation expense is adjusted to reflect the fair value of the underlying shares at the end of each reporting period. We recognize compensation expense for these awards over the applicable vesting period. See "Note 12. Share-Based Compensation."

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

The following table presents the net gain on asset dispositions for the years ended December 31 (in millions):

	2023	2022	2021
Net disposition gains	$119.8	$104.1	$82.4
Residual sharing income	0.9	5.6	8.9
Non-remarketing net disposition gains	11.1	17.1	17.0
Asset impairments (1)	(1.5)	(48.9)	(2.4)
Net gain on asset dispositions	$130.3	$77.9	$105.9
__________
(1) See "Note 10. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $15.2 million in 2023, $6.4 million in 2022, and $0.7 million in 2021.

Other Expense

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other expense.

NOTE 4. Supplemental Cash Flow Information

	2023	2022	2021
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$260.1	$202.7	$196.6
Income taxes paid, net	17.3	18.7	10.3
________
(1) Interest paid consisted of interest on debt obligations and interest rate swaps (net of interest received).

NOTE 5. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities as of December 31 (in millions):

	2023	2022
Railcars and locomotives	$11,700.8	$10,654.9
Aircraft spare engines	769.7	502.4
Tank containers	237.7	200.8
Buildings, leasehold improvements, and other equipment	253.0	194.5
Other	120.7	122.4
	$13,081.9	$11,675.0
Less: allowance for depreciation	(3,670.7)	(3,424.7)
Net operating assets and facilities	$9,411.2	$8,250.3

The following table shows the components of our total depreciation expense for the years ended December 31 (in millions):

	2023	2022	2021
Operating assets and facilities, included in depreciation expense	$376.3	$357.5	$364.4
Maintenance operating assets and facilities, included in maintenance expense	9.3	7.5	7.2
Depreciation on operating assets and facilities	385.6	365.0	371.6
Non-operating assets, included in SG&A	5.9	6.3	6.8
Total depreciation expense	$391.5	$371.3	$378.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Leases

GATX as Lessor

We lease railcars, locomotives, aircraft spare engines, and tank containers under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. In accordance with applicable guidance, we do not separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars and tank containers that, at commencement, are classified as finance leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

The following table shows the components of our lease revenue for the years ended December 31 (in millions):

	2023	2022	2021
Operating lease revenue:
Fixed lease revenue	$1,145.1	$1,058.3	$1,063.4
Variable lease revenue	93.7	86.5	70.1
Total operating lease revenue	$1,238.8	$1,144.8	$1,133.5
Finance lease revenue	12.6	9.8	7.0
Total lease revenue	$1,251.4	$1,154.6	$1,140.5

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $94.6 million, $81.5 million and $74.8 million in 2023, 2022 and 2021.

The following table shows the components of our finance leases as of December 31 (in millions):

	2023	2022
Total contractual lease payments receivable	$171.8	$110.4
Estimated unguaranteed residual value of leased assets	17.2	18.1
Unearned income	(52.6)	(32.0)
Finance leases	$136.4	$96.5

The following table shows our future contractual receipts from our noncancelable operating and finance leases as of December 31, 2023 (in millions):

	Operating Leases (1)	Finance Leases	Total
2024	$1,095.1	$35.1	$1,130.2
2025	829.2	33.8	863.0
2026	620.6	31.3	651.9
2027	468.4	21.4	489.8
2028	350.7	18.1	368.8
Thereafter	912.2	32.1	944.3
	$4,276.2	$171.8	$4,448.0
__________
(1) The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. Railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At December 31, 2023, we leased 5,162 railcars at Rail North America, all of which are accounted for as operating leases.

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

The following table shows the components of lease expense for the years ended December 31 (in millions):

	2023	2022	2021
Operating lease cost (1):
Fixed lease cost - operating leases	$41.6	$41.4	$40.0
Finance lease cost:
Amortization of right-of-use assets	—	—	0.2
Total lease cost	$41.6	$41.4	$40.2
________
(1) Total operating lease cost includes amounts recorded in operating lease expense and selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $41.3 million for 2023 was recognized in connection with these operating leases compared to $40.1 million for 2022 and $40.7 million for 2021.

The following table shows the maturities of our lease liabilities as of December 31, 2023 (in millions):

Operating Leases
2024	$39.4
2025	36.8
2026	45.2
2027	38.7
2028	25.4
Thereafter	72.8
Total undiscounted lease payments	$258.3
Less: amounts representing interest	(31.5)
Total discounted lease liabilities	$226.8

The following table shows the lease terms and discount rates related to leases as of December 31:

	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	7.0	7.9
Weighted-average discount rate:
Operating leases	3.61%	3.58%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows other information related to leases for the years ended December 31 (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$41.2	$42.4	$40.5
Financing cash flows for finance leases	—	1.5	77.2
Total cash for leases	$41.2	$43.9	$117.7

Non-cash financing lease transactions (1)	$—	$—	$45.1
__________
(1) Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

We did not exercise any options in 2023 to acquire railcars previously recorded on the balance sheet as a finance lease, compared to the exercise of options to acquire 21 railcars for $1.5 million in 2022 and 2,329 railcars for $77.2 million in 2021.
NOTE 7. Investments in Affiliated Companies

Investments in affiliated companies is composed of investments in domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31 (in millions):

	Segment	2023	2022	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$626.8	$574.3	50.0%
RailPulse LLC	Rail North America	0.2	0.8	12.9%
Investments in Affiliated Companies		$627.0	$575.1
__________
(1) Combined investment balances of a group of 50% owned domestic and foreign joint ventures with Rolls-Royce.

The following table shows our share of affiliates’ earnings (losses) by segment for the years ended December 31 (in millions):

	2023	2022	2021
Rail North America	$(0.6)	$0.5	$—
Portfolio Management	98.7	45.4	56.5
Share of affiliates' pre-tax earnings	98.1	45.9	56.5
Income taxes (1)	(25.7)	(12.3)	(55.3)
Share of affiliates' earnings, net of taxes	$72.4	$33.6	$1.2
__________
(1) Income taxes include expense of $39.7 million in 2021 from a deferred income tax adjustment due to an enacted corporate income tax rate increase in the United Kingdom.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our cash investments in and distributions by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions
	2023	2022	2021	2023	2022	2021
Rail North America	$—	$—	$0.4	$—	$—	$—
Portfolio Management	—	—	—	25.0	46.3	0.1
Total	$—	$—	$0.4	$25.0	$46.3	$0.1

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2023	2022	2021
Revenues	$487.2	$417.7	$407.4
Net gains on sales of assets	91.7	22.9	79.5
Net income	150.6	73.9	5.0

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2023	2022
Current assets	$495.9	$490.7
Noncurrent assets	4,108.3	4,186.1
Total assets	$4,604.2	$4,676.8

Current liabilities	$351.5	$631.8
Noncurrent liabilities	3,024.1	2,916.3
Shareholders’ equity	1,228.6	1,128.7
Total liabilities and shareholders' equity	$4,604.2	$4,676.8

Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates owned 399 aircraft engines at December 31, 2023, of which 200 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 20 to 30 years to their estimated residual value. Lease terms vary but typically range from 3 to 12 years. Seconded Rolls-Royce employees act as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities. In addition, the RRPF affiliates manage all of GEL's aircraft spare engines, for which we paid them a fee of $2.7 million in 2023, $1.0 million in 2022, and $0.9 million in 2021. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $72.8 million in 2023, $33.2 million in 2022, and $1.2 million in 2021. In 2022, financial results included $11.5 million (after-tax) of impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover. In 2021, financial results included $39.7 million of deferred tax expense due to an enacted corporate income tax rate increase in the United Kingdom.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2023	2022	2021
Lease revenue from third parties	$224.8	$192.8	$195.5
Lease revenue from Rolls-Royce	253.0	222.8	211.9
Other revenue	6.0	—	—
Depreciation expense	(223.7)	(230.6)	(238.3)
Interest expense	(135.9)	(110.1)	(96.7)
Other expenses	(19.3)	(7.0)	(38.5)
Other income, including net gains on sales of assets	92.6	22.9	79.5
Income before income taxes	197.5	90.8	113.4
Income taxes (1)	(42.5)	(17.5)	(107.4)
Net income	$155.0	$73.3	$6.0
_________
(1)Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2023	2022
Current assets	$493.2	$485.4
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,646.3 and $1,637.5 (a)	4,108.3	4,186.1
Total assets	$4,601.5	$4,671.5

Accounts payable and accrued expenses	$170.0	$128.7
Debt:
Current	181.5	503.1
Noncurrent, net of adjustments for hedges	2,451.1	2,442.7
Other liabilities	571.9	473.6
Shareholders’ equity	1,227.0	1,123.4
Total liabilities and shareholders' equity	$4,601.5	$4,671.5
_________
(a) $3,574.7 million of operating assets were pledged as collateral for long-term debt obligations at December 31, 2023.

    The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2023 (in millions):

	Rolls-Royce	Third Parties	Total
2024	$210.6	$222.3	$432.9
2025	186.0	187.6	373.6
2026	153.5	175.1	328.6
2027	91.7	167.0	258.7
2028	52.7	155.3	208.0
Thereafter	138.2	437.0	575.2
Total	$832.7	$1,344.3	$2,177.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2023 (in millions):

2024	$173.5
2025	286.0
2026	465.6
2027	317.9
2028	438.0
Thereafter	774.0
Total debt principal (1)	$2,455.0
__________
(1) All debt obligations are nonrecourse to the shareholders.

NOTE 8. Debt

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 (in millions):

	2023	2022
Unsecured Recourse Fixed Rate Debt:
U.S.
4.35% Notes due February 2024	$300.0	$300.0
3.25% Notes due March 2025	300.0	300.0
3.25% Notes due September 2026	350.0	350.0
3.85% Notes due March 2027	300.0	300.0
3.50% Notes due March 2028	300.0	300.0
4.55% Notes due November 2028	300.0	300.0
4.70% Notes due April 2029	500.0	500.0
4.00% Notes due June 2030	500.0	500.0
1.90% Notes due June 2031	400.0	400.0
3.50% Notes due June 2032	400.0	400.0
4.90% Notes due March 2033	400.0	400.0
5.45% Notes due September 2033	400.0	—
6.05% Notes due March 2034	300.0	—
6.90% Notes due May 2034	400.0	—
5.20% Notes due March 2044	300.0	300.0
4.50% Notes due March 2045	250.0	250.0
3.10% Notes due June 2051	550.0	550.0
3.90% Notes due March 2023	—	250.0
	$6,250.0	$5,400.0
Europe (1)
0.85% Notes due May 2024	$115.8	$112.4
0.96% Notes due November 2024	110.4	107.1
1.00% Notes due March 2025	110.4	107.1
1.13% Notes due August 2025	110.4	107.1
0.90% Schuldschein loan due October 2026	25.4	24.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2023	2022
1.07% Notes due November 2026	82.8	80.2
5.23% Schuldschein loan due November 2026	41.4	—
1.17% Schuldschein loan due October 2028	57.4	55.6
1.56% Schuldschein loan due October 2031	82.8	80.3
	$736.8	$674.4
India (2)
8.39% - 8.83% Delayed draw term loan due June 2027 (3)	$49.4	$—
8.13% - 8.53% Delayed draw term loan due February 2028 (3)	27.6	—
8.74% - 8.94% Delayed draw term loan due February 2029 (3)	24.0	—
	$101.0	$—

Total unsecured fixed rate debt	$7,087.8	$6,074.4

Unsecured Recourse Floating Rate Debt:
U.S.
7.08% Notes due January 2026	$100.0	$—
6.73% Notes due January 2028	50.0	—
7.58% Notes due September 2029	50.0	50.0
5.10% Delayed draw term loan due December 2023	—	250.0
	$200.0	$300.0
Europe (1)
5.42% Notes due December 2027	$121.4	$117.8
6.33% Schuldschein loan due November 2030	41.4	—
	$162.8	$117.8

Total recourse floating rate debt	$362.8	$417.8

Total debt principal	$7,450.6	$6,492.2
Unamortized debt discount and debt issuance costs	(54.5)	(49.1)
Debt adjustment for fair value hedges	(8.0)	(11.6)
Total Debt	$7,388.1	$6,431.5
__________
(1) Denominated in euros, but presented in U.S. dollars in this table.
(2) Denominated in Indian rupees, but presented in U.S. dollars in this table.
(3) Delayed draw term loan was drawn against in multiple tranches, resulting in various interest rates for each tranche.

The following table shows the weighted-average interest rate and term of our recourse debt as of December 31:

	2023	2022
Weighted-average interest rate	4.08%	3.72%
Weighted-average term, in years	8.4	8.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the scheduled principal payments of our debt obligations as of December 31, 2023 (in millions):

2024	$526.3
2025	520.8
2026	611.9
2027	458.4
2028	735.0
Thereafter	4,598.2
Total debt principal	$7,450.6

Commercial Paper and Borrowings Under Bank Credit Facilities

The following table shows the balance and weighted-average interest rate of our commercial paper and borrowings under bank credit facilities as of December 31 (in millions):

	2023	2022
Balance	$11.0	$17.3
Weighted-average interest rate	3.86%	2.74%
Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the United States. In 2023, we entered into an amendment to this facility to extend the maturity by one year from May 2027 to May 2028. As of December 31, 2023, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the United States. In 2023, we also entered into an amendment to this facility, which extended the maturity by one year from May 2025 to May 2026. As of December 31, 2023, the full $250 million was available under this facility.

In addition, our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2023, €25.0 million was available under these credit facilities.

Annual commitment fees for GATX's credit facilities were $1.1 million for 2023, $1.2 million for 2022, and $1.2 million for 2021.

Delayed Draw Term Loans

As of December 31, 2023, we had $24.2 million available under an outstanding delayed draw term loan in India.

Restrictive Covenants

Our $600 million and $250 million revolving credit facilities contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.2 for the period ended December 31, 2023, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2023, we were in compliance with all covenants and conditions of the facilities. Some of our bank term loans have the same financial covenants as the facilities.

The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2023, this limit was $2.1 billion. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2023, we were in compliance with all covenants and conditions of the indentures.

At December 31, 2023, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had outstanding term loans, public debt, and private placement debt balances totaling €815.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At December 31, 2023, we were in compliance with all covenants and conditions of all of our credit agreements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at December 31, 2023 and December 31, 2022.

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

Certain assets were subject to non-recurring Level 3 fair value measurements during 2023 and 2022 and continue to be held at December 31, 2023 and 2022. The fair value of such assets at the time of their measurement was $0.8 million in 2023 and primarily included railcars. The fair value of such assets at the time of their measurement at December 31, 2022 was $38.8 million and included the Specialized Gas Vessels, our rail business in Russia, railcars and locomotives. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2023 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2022 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had one instrument outstanding with an aggregate notional amount of $131.0 million as of December 31, 2023 that matures in 2024 and one instrument outstanding with an aggregate notional amount of $110.1 million as of December 31, 2022 that matured in 2023. Within the next 12 months, we expect to reclassify $1.6 million ($1.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $8.0 million as of December 31, 2023 and $12.1 million as of December 31, 2022. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value December 31, 2023	Fair Value December 31, 2022
Derivative Assets
Foreign exchange contracts (1)	Other assets	$0.5	$—
Foreign exchange contracts (2)	Other assets	—	0.7
Total derivative assets		$0.5	$0.7
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$8.0	$11.6
Foreign exchange contracts (1)	Other liabilities	—	0.5
Foreign exchange contracts (2)	Other liabilities	10.5	—
Total derivative liabilities		$18.5	$12.1
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of December 31, 2023 and December 31, 2022, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	2023	2022	2023	2022
Recourse debt	$(196.8)	$(195.2)	$(8.0)	$(11.6)

The following tables show the impacts of our derivative instruments on our statements of comprehensive income for the years ended December 31 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income (Loss)
Derivative Designation	2023	2022	2021
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$3.6	$(5.7)	$(11.9)
Total	$3.6	$(5.7)	$(11.9)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	2023	2022	2021
Interest expense	$1.6	$1.7	$1.9
Other expense	3.7	(5.7)	(12.0)
Total	$5.3	$(4.0)	$(10.1)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the years ended December 31 (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	2023	2022	2021
Total interest expense	$(263.4)	$(214.0)	$(204.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(3.6)	14.1	4.5
Derivatives designated as hedging instruments	3.6	(14.1)	(4.5)
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(1.6)	(1.7)	(1.9)

	Amount of Gain (Loss) Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	2023	2022	2021
Total other expense	$(9.4)	$(27.0)	$(3.7)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings (1)	(3.7)	5.7	12.0
(Loss) Gain on non-designated derivative contracts	(11.3)	0.7	3.1
_________
(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other expense.

Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments. There were no short-term investments at December 31, 2023. As of December 31, 2022, short-term investments of $148.5 million consisted of U.S. Treasury securities, which were classified as held-to-maturity and valued at amortized cost.

We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2023	2023	2022	2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$7,026.6	$6,614.6	$6,045.1	$5,309.8
Recourse floating rate debt	361.5	362.9	417.8	417.0

NOTE 10. Asset Impairments and Assets Held for Sale

In 2022, we made the decision to exit Rail Russia, which was historically reported within the Rail International segment. The net assets of Rail Russia were classified as held for sale and adjusted to the lower of respective carrying amount or fair value less costs to dispose. As a result, we recorded impairment losses totaling $14.6 million in 2022, which are presented in net gain on asset dispositions in the statements of comprehensive income. The impairment charges included $1.2 million for the anticipated liquidation of the cumulative translation adjustment. In 2023, we sold Rail Russia and recorded a gain of $0.3 million, which is presented in net gain on asset dispositions in the statements of comprehensive income.

In 2022, we made the decision to sell our five Specialized Gas Vessels within the Portfolio Management segment. The Specialized Gas Vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses of $34.3 million in 2022. We sold two of the vessels in 2022. In 2023, we sold the remaining three vessels and recorded net losses of $4.0 million, which is presented in net gain on asset dispositions in the statements of comprehensive income.

The following table summarizes the components of asset impairments for the years ended December 31 (in millions):

	2023	2022	2021
Attributable to Consolidated Assets
Rail North America	$—	$—	$2.4
Rail International	0.3	14.6	—
Portfolio Management	1.2	34.3	—
Total	$1.5	$48.9	$2.4
Impairment losses at Rail International were due to declines in value of railcars from functional obsolescence in 2023 and to the decision to sell Rail Russia in 2022, as noted above. Impairment losses at Portfolio Management in 2023 and 2022 were due to the decision to sell the Specialized Gas Vessels, as noted above. At Rail North America, impairment losses in 2021 were attributable to locomotives with declines in value due to functional obsolescence.

In the consolidated statements of comprehensive income, impairment losses related to consolidated assets were included in net gain on asset dispositions.

The following table summarizes assets held for sale by business segment as of December 31 (in millions):

	2023	2022
Rail North America	$0.8	$1.2
Rail International	—	13.7
Portfolio Management	—	25.1
Total	$0.8	$40.0

All assets held for sale at December 31, 2023 are expected to be sold within one year and are included in Other Assets on the balance sheet.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Pension and Other Post-Retirement Benefits

We maintain both funded and unfunded noncontributory defined benefit pension plans covering our domestic employees and the employees of our subsidiaries. We also have a funded noncontributory defined benefit pension plan related to a former business in the United Kingdom that has no active employees. The plans base benefits payable on years of service and/or final average salary. We base our funding policies for the pension plans on actuarially determined cost methods allowable under IRS regulations and statutory requirements in the United Kingdom.

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

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $1.4 million and $7.1 million of expense in 2023 and 2022.

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2023 Pension Benefits	2022 Pension Benefits	2023 Retiree Health and Life	2022 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$341.8	$481.9	$15.6	$19.9
Service cost	5.3	7.7	0.1	0.2
Interest cost	16.6	10.1	0.8	0.4
Plan amendments	0.5	—	—	—
Actuarial loss (gain)	12.4	(103.4)	0.2	(3.2)
Benefits paid	(30.8)	(51.3)	(1.8)	(1.7)
Effect of foreign exchange rate changes	1.1	(3.2)	—	—
Benefit obligation at end of year	$346.9	$341.8	$14.9	$15.6
Change in Fair Value of Plan Assets
Plan assets at beginning of year	$323.8	$462.1	$—	$—
Actual return on plan assets	29.1	(97.4)	—	—
Effect of exchange rate changes	1.4	(4.1)	—	—
Company contributions	5.3	14.5	1.8	1.7
Benefits paid	(30.8)	(51.3)	(1.8)	(1.7)
Plan assets at end of year	$328.8	$323.8	$—	$—
Funded Status at end of year	$(18.1)	$(18.0)	$(14.9)	$(15.6)
Amount Recognized
Other liabilities	$(18.1)	$(18.0)	$(14.9)	$(15.6)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	72.0	69.7	(6.7)	(7.4)
Prior service cost (credit)	0.6	—	(0.2)	(0.6)
Accumulated other comprehensive loss (income)	72.6	69.7	(6.9)	(8.0)
Total recognized	$54.5	$51.7	$(21.8)	$(23.6)
After-tax amount recognized in accumulated other comprehensive loss (income)	$56.8	$52.2	$(5.4)	$(6.0)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $334.0 million at December 31, 2023 and $331.1 million at December 31, 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2023	2022
Projected benefit obligations	$259.4	$256.3
Fair value of plan assets	227.3	224.1

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2023	2022
Accumulated benefit obligations	$22.8	$24.8
Fair value of plan assets	—	—

The following table shows the components of net periodic cost for the years ended December 31 (in millions):

	2023 Pension Benefits	2022 Pension Benefits	2021 Pension Benefits	2023 Retiree Health and Life	2022 Retiree Health and Life	2021 Retiree Health and Life
Service cost	$5.3	$7.7	$8.7	$0.1	$0.2	$0.2
Interest cost	16.6	10.1	8.1	0.8	0.4	0.3
Expected return on plan assets	(21.4)	(15.6)	(18.6)	—	—	—
Settlement accounting adjustment	1.4	7.1	2.1	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.3)	(0.2)	(0.2)
Unrecognized net actuarial loss (gain)	0.9	8.6	13.3	(0.5)	(0.3)	(0.3)
Net periodic cost	$2.8	$17.9	$13.6	$0.1	$0.1	$—
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $5.4 million in 2023, $7.9 million in 2022, and $8.9 million in 2021 and is recorded in selling, general and administrative expense. The non-service components totaled income of $2.5 million in 2023, expense of $10.1 million in 2022, and expense of $4.7 million in 2021 and are recorded in other expense in the statements of comprehensive income.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2023	2022
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	4.95%	5.15%
Discount rate — salaried unfunded plans	4.74% - 4.92%	4.94% - 5.11%
Discount rate — hourly funded plan	5.06%	5.24%
Cash balance interest crediting rate — salaried funded plan	4.14% - 4.66%	3.99%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	5.15%	2.81%
Discount rate — hourly funded plan	5.24%	3.04%
Expected return on plan assets — salaried funded plan	6.30%	4.50%
Expected return on plan assets — hourly funded plan	5.60%	3.40%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	4.50%	4.90%
Rate of pension-in-payment increases	2.80%	3.00%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	4.90%	1.90%
Expected return on plan assets	4.70%	1.70%
Rate of pension-in-payment increases	3.00%	3.30%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate — combined health	4.85%	5.05%
Discount rate — combined life insurance	4.97%	5.16%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — combined health	5.04%	2.43%
Discount rate — combined life insurance	5.16%	2.85%
Rate of compensation increases	n/a	n/a

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

	2023	2022
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend assumed for next year
Medical claims — pre age 65	6.75%	6.40%
Medical claims — post age 65	6.25%	5.75%
Prescription drugs claims — pre age 65	8.25%	7.50%
Prescription drugs claims — post age 65	8.25%	7.50%
Post age 65 Medicare Advantage Part D	17.95%	16.25%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2033	2032
Prescription drugs claims	2033	2031

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2023 and 2022, and current target asset allocation for 2023, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2023	2022
Asset Category
Equity securities	48.4%	49.7%	37.4%
Debt securities	48.0%	46.1%	58.2%
Real estate	3.6%	2.5%	3.2%
Cash	—%	1.7%	1.2%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2023	2022
Asset Category
Equity securities	16.4%	16.5%	18.8%
Debt securities	82.0%	78.7%	77.6%
Real estate	1.6%	1.5%	2.0%
Cash	—%	3.3%	1.6%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2023 and 2022, and current target asset allocation for 2023, by asset category:

		Plan Assets at December 31
	Target	2023	2022
Asset Category
Debt securities	100.0%	99.8%	98.9%
Cash	—%	0.2%	1.1%
	100.0%	100.0%	100.0%

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2023	2022
Assets measured at net asset value (1):
Short-term investment collective trust fund	$0.7	$4.1
Common stock collective trust funds	127.4	97.9
Fixed-income collective trust funds	193.7	213.1
Real estate collective trust funds	7.0	8.7
Total	$328.8	$323.8
_______
(1) In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

The following is a description of the valuation techniques and inputs used as of December 31, 2023 and 2022.

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

Common stock collective trust funds and fixed-income collective trust funds

We value common stock collective trust funds and fixed-income collective trust funds based on the closing NAV prices quoted by the funds. None of the collective trust funds have restrictions on redemption frequency or advance notice periods required for redemption. The investment objective of each of the common stock funds is long-term total return through capital appreciation and current income. The fixed-income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings. The fixed-income fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the long-term domestic investment grade credit bond market.

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

In 2024, we expect to contribute approximately $4.4 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows expected future benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2024	$28.3	$2.5	$1.9
2025	28.0	2.5	1.8
2026	28.0	2.6	1.7
2027	27.2	2.7	1.5
2028	27.0	2.6	1.3
Years 2029-2033	124.5	11.4	5.2
Total	$263.0	$24.3	$13.4

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our Board of Directors determines. Contributions to our 401(k) retirement plans were $2.6 million for 2023, $2.3 million for 2022, and $2.3 million for 2021.

NOTE 12. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified employee stock options, restricted stock units, performance shares, and phantom stock awards and restricted stock units to non-employee directors. We previously granted stock appreciation rights under this plan as well; however, no stock appreciation rights were granted in 2023, 2022, or 2021. As of December 31, 2023, 5.1 million shares were authorized under the 2012 Plan and 2.0 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $18.3 million for 2023, $12.7 million for 2022, and $17.4 million for 2021, and the related tax benefits were $4.6 million for 2023, $3.2 million for 2022, and $4.4 million for 2021.

Stock Options and Stock Appreciation Rights

Stock options and stock appreciation rights entitle the holder to purchase shares of common stock for periods up to seven years from the grant date. Stock options entitle the holder to purchase shares of our common stock at a specified exercise price. Stock appreciation rights entitle the holder to receive the difference between the market price of our common stock at the time of exercise and the exercise price, either in shares of common stock, cash, or a combination thereof, at our discretion. We stopped granting stock appreciation rights in 2015. The dividends that accrue on all stock options and stock appreciation rights are paid upon vesting and continue to be paid until the stock options or stock appreciation rights are exercised, canceled, or expire. The exercise price for stock options and stock appreciation rights is equal to the average of the high and low trading prices of our common stock on the date of grant. We recognize compensation expense on a straight-line basis over the vesting period of the award, which is generally three years.

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term. No stock appreciation rights were issued during 2023, 2022, or 2021, and no stock appreciation rights were outstanding as of December 31, 2023 and 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average fair value for our stock options and the assumptions we used to estimate fair value:

	2023	2022	2021
Weighted-average estimated fair value	$41.06	$34.77	$29.56
Quarterly dividend rate	$0.55	$0.52	$0.50
Expected term of stock options, in years	4.2	4.3	4.3
Risk-free interest rate	3.7%	1.6%	0.3%
Dividend yield	1.9%	2.0%	2.2%
Expected stock price volatility	35.4%	35.0%	34.4%
Present value of dividends	$8.57	$8.58	$8.61

The following table shows information about outstanding stock options for the year ended December 31, 2023:

	Number of Stock Options (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,001	$82.04
Granted	190	113.28
Exercised	(193)	72.25
Forfeited/Cancelled	(1)	104.61
Outstanding at end of the year	997	89.85
Vested and exercisable at end of the year	633	80.12

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2023, 2022, and 2021, and the weighted-average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2023:

Stock Options and Stock Appreciation Rights	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Exercised in 2021		$22.5
Exercised in 2022		13.4
Exercised in 2023		9.0

Outstanding at December 31, 2023 (a)	3.8	30.3
Vested and exercisable at December 31, 2023	2.8	25.4
_______
(a) As of December 31, 2023, 997,281 stock options and 0 stock appreciation rights were outstanding.

Total cash received from employees for exercises of stock options and stock appreciation rights during the years ended December 31, 2023, 2022, and 2021 was $22.3 million, $30.9 million, and $21.9 million. As of December 31, 2023, we had $7.8 million of unrecognized compensation expense related to nonvested stock options, which we expect to recognize over a weighted-average period of 1.7 years.

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

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2023, there was $9.3 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted-average period of 1.7 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2023:

	Number of Share Units Outstanding (in thousands)	Weighted-Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	108	$90.47
Granted	33	113.39
Vested	(41)	77.87
Forfeited	—	108.10
Nonvested at end of the year	100	103.19
Performance Shares:
Nonvested at beginning of the year	73	$94.79
Granted	37	113.28
Net increase due to estimated performance	30	100.33
Vested	(43)	87.57
Nonvested at end of the year	97	106.89

The total fair value of restricted stock units and performance shares that vested during the year was $9.7 million in 2023, $7.7 million in 2022, and $11.6 million in 2021. Cash paid to settle performance share awards was $4.1 million in 2023, $5.5 million in 2022, and $5.6 million in 2021.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Employee Director Awards

We grant awards to non-employee directors as a component of their compensation for service on our board of directors. Currently, these awards are in the form of restricted stock units. Previously, these awards were in the form of phantom stock, which are units that equate to, but are not common shares. Restricted stock unit awards and phantom stock awards are both dividend participating and, for awards that are deferred, dividends are reinvested in additional shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with the deferral election, whole units of both restricted stock units and phantom stock will be settled with shares of common stock, and fractional units will be paid in cash. In 2023, we granted 15,118 units of restricted stock and there were a total of 253,325 restricted stock units and phantom stock outstanding as of December 31, 2023.

NOTE 13. Income Taxes

The following table shows the components of income before income taxes, excluding affiliates, for the years ended December 31 (in millions):

	2023	2022	2021
Income before Income Taxes
Domestic	$82.9	$55.8	$40.9
Foreign	162.6	121.3	154.2
Total	$245.5	$177.1	$195.1

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ended December 31 (in millions):

	2023	2022	2021
Income Tax Expense
Current
Domestic:
Federal	$2.9	$0.2	$0.1
State and local	0.2	—	0.3
	$3.1	$0.2	$0.4
Foreign	17.3	18.3	18.6
Total Current	$20.4	$18.5	$19.0
Deferred
Domestic:
Federal	$13.5	$11.1	$6.7
State and local	(1.8)	2.7	3.0
	$11.7	$13.8	$9.7
Foreign	26.6	22.5	24.5
Total Deferred	$38.3	$36.3	$34.2
Income taxes	$58.7	$54.8	$53.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31 (in millions):

	2023	2022	2021
Income taxes at federal statutory rate	$51.6	$37.2	$41.0
Adjust for effect of:
Foreign earnings taxed at applicable statutory rates	9.8	18.0	10.2
Foreign deferred tax rate change impact	—	(2.9)	(0.3)
Nondeductible compensation	2.7	2.6	1.9
Share-based compensation	(1.7)	(2.3)	(3.5)
State income taxes	3.7	2.6	1.9
State income tax rate change impact	(3.0)	(8.3)	—
State net operating loss valuation allowance	(2.3)	9.9	1.0
Other	(2.1)	(2.0)	1.0
Income taxes	$58.7	$54.8	$53.2
Effective income tax rate	23.9%	30.9%	27.3%

In 2023, our effective tax rate was 23.9% compared to 30.9% in 2022 and 27.3% in 2021.

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

Separately, our affiliates incurred income taxes of $25.7 million, $12.3 million, and $55.3 million respectively in 2023, 2022, and 2021. During 2021, changes in the statutory tax rate of the United Kingdom resulted in one-time tax expense adjustments of $39.7 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2023	2022
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,263.5	$1,157.4
Right-of-use assets	52.9	61.1
Investments in affiliated companies	16.8	25.4
Lease accounting	17.2	27.5
Intangible amortization	1.7	1.8
Other	4.5	4.1
Total deferred tax liabilities	$1,356.6	$1,277.3
Deferred Tax Assets
Lease liability	$56.6	$64.8
Federal net operating loss	75.0	83.8
Foreign tax credit	0.8	0.8
Valuation allowance on foreign tax credit	(0.8)	(0.8)
Federal interest limitation carryforward	77.3	38.9
State net operating loss	40.1	43.1
Valuation allowance on state net operating loss	(20.3)	(22.7)
State interest limitation carryforward	13.0	4.7
Foreign net operating loss	4.1	0.3
Accruals not currently deductible for tax purposes	21.0	18.3
Allowance for losses	1.0	1.0
Pension and post-retirement benefits	5.8	8.2
Other	1.9	5.4
Total deferred tax assets	$275.5	$245.8
Net deferred tax liabilities	$1,081.1	$1,031.5

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

At December 31, 2023, we had a U.S. federal tax net operating loss carryforward of $357.1 million that can be carried forward indefinitely until the loss is fully recovered. The utilization of net operating losses carried forward are limited to 80% of future taxable income. We also had foreign tax credits of $0.8 million that expire after 2027. We have recorded a $0.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

At December 31, 2023, due to a provision of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the deductibility of interest expense may be limited on our federal tax return. Disallowed amounts can be carried forward indefinitely until the expense is fully utilized. As a result of this limitation, we have a federal interest expense carryforward amount of $381.0 million.

At December 31, 2023, we had state tax net operating losses of $40.1 million, net of federal benefits that are scheduled to expire at various times beginning in 2024. We have recorded a $20.3 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Also, as a result of the provision in the Tax Act limiting the deductibility of interest expense on our federal tax return, as referenced above, we had a corresponding state interest limitation of $13.0 million, net of federal benefits, that can be carried forward indefinitely until the expense is fully utilized.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2023, we had foreign net operating losses of $4.1 million, with various carryforward periods. It is more likely than not that we will be able to use these losses in the future, and therefore, no valuation allowance is required at this time.

At December 31, 2023, our gross liability for unrecognized tax benefits was $9.4 million. Of this amount $9.2 million is attributed to our foreign operations. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one separate federal income tax return and one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2023, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2020 have been closed or expired. Additionally, we currently have no open federal income tax audits, one open state income tax audit, and two open income tax audits on our foreign operations.

NOTE 14. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2023, we generated approximately 26% of our total revenues from customers in the chemical industry, 23% from the transportation industry, 22% from the petroleum industry, 12% from food/agriculture industries and 5% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Germany, Poland, United Kingdom, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2023, 2022, and 2021. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2023, collective bargaining agreements covered approximately 36% of our employees, of which agreements covering 3% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

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

The following table shows our commercial commitments as of December 31 (in millions):

	2023	2022
Standby letters of credit and performance bonds	$8.7	$9.0
Derivative guarantees	—	1.9
Total commercial commitments (1)	$8.7	$10.9
_______
(1) There were no liabilities recorded on the balance sheet for commercial commitments at December 31, 2023 and December 31, 2022. As of December 31, 2023, our outstanding commitments expire in 2024 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We are parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated. We also previously guaranteed payment by an affiliate for final settlement of certain derivatives if they were in a liability position at expiration.

NOTE 16. Earnings per Share

We compute basic and diluted earnings per share using the two-class method, which is an earnings allocation calculation that determines EPS for each class of common stock and participating security. Our vested and exercisable stock options contain non-forfeitable rights to dividends or dividend equivalents and are classified as participating securities in the calculation of EPS. Our unvested stock options, restricted stock units, performance shares and non-employee director awards do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. See "Note 3. Significant Accounting Policies" for more detail of our EPS calculation methodology.

The following table shows the computation of our basic and diluted earnings per common share for the years ended December 31 (in millions, except per share amounts):

	2023	2022	2021
Basic earnings per share:
Net income	$259.2	$155.9	$143.1
Less: Net income allocated to participating securities	(4.9)	—	—
Net income available to common shareholders	$254.3	$155.9	$143.1
Weighted-average shares outstanding - basic	35.7	35.4	35.4
Basic earnings per share	$7.13	$4.41	$4.04

Diluted earnings per share:
Net income	$259.2	$155.9	$143.1
Less: Net income allocated to participating securities	(4.9)	—	—
Net income available to common shareholders	$254.3	$155.9	$143.1
Weighted-average shares outstanding - basic	35.7	35.4	35.4
Effect of dilutive securities:
Equity compensation plans	0.1	0.5	0.6
Weighted-average shares outstanding - diluted *	35.7	35.9	36.0
Diluted earnings per share	$7.12	$4.35	$3.98
________
(*) Sum of individual components may not be additive due to rounding.

NOTE 17. Goodwill

Our goodwill was $120.0 million as of December 31, 2023 and $117.2 million as of December 31, 2022. In the fourth quarter of 2023, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. The following table summarizes the components of goodwill by segment for the years ended December 31 (in millions):

	2023	2022
Rail North America	$23.8	$23.8
Rail International	56.8	55.1
Other (1)	39.4	38.3
Total	$120.0	$117.2
________
(1) Goodwill at the Other segment relates to Trifleet.

The changes in the carrying amount of our goodwill for 2023 resulted from fluctuations in foreign currency exchange rates.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2023	2022
Beginning balance	$5.9	$6.2
Provision for losses	0.4	0.5
Charges to allowance	(0.4)	(0.7)
Recoveries and other, including foreign exchange adjustments	—	(0.1)
Ending balance	$5.9	$5.9

NOTE 19. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2023	2022
Inventory	$74.0	$60.2
Office furniture, fixtures and other equipment, net of accumulated depreciation	28.5	29.5
Utilization asset	24.1	23.0
Prepaid items	14.3	12.7
Prepaid pension	14.0	14.2
Deferred financing costs	2.0	2.5
Assets held for sale (1)	0.8	40.0
Derivatives	0.5	0.7
Other	128.4	88.6
Total	$286.6	$271.4
________
(1) See "Note 10. Asset Impairments and Assets Held for Sale" for additional information.

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2023	2022
Accrued pension and other post-retirement benefits	$47.0	$47.8
Derivatives	18.5	12.1
Environmental accruals	2.8	4.7
Other	38.1	37.4
Total	$106.4	$102.0

NOTE 20. Shareholders’ Equity

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2023, we repurchased 24,520 shares of common stock for $2.6 million. In 2022, we purchased 472,609 shares of common stock for $47.2 million. In 2021, we repurchased 131,300 shares of common stock for $13.1 million.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2023, 68.8 million shares were issued and 35.5 million shares were outstanding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following shares of common stock were reserved as of December 31, 2023 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.1
GATX Corporation 2012 Incentive Award Plan	5.1
Total	7.2

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2023 or December 31, 2022.

NOTE 21. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2020	$(43.7)	$(14.6)	$(79.2)	$(137.5)
Change in component	(51.7)	12.5	22.7	(16.5)
Reclassification adjustments into earnings (1)	—	(10.1)	12.8	2.7
Income tax effect	—	(0.4)	(8.9)	(9.3)
Accumulated other comprehensive loss at December 31, 2021	$(95.4)	$(12.6)	$(52.6)	$(160.6)
Change in component	(56.7)	5.8	(1.6)	(52.5)
Reclassification adjustments into earnings (1)	—	(4.0)	8.1	4.1
Income tax effect	—	(0.4)	(2.2)	(2.6)
Accumulated other comprehensive loss at December 31, 2022	$(152.1)	$(11.2)	$(48.3)	$(211.6)
Change in component	45.8	(3.6)	(4.1)	38.1
Reclassification adjustments into earnings (1)	—	5.3	0.1	5.4
Income tax effect	—	(0.4)	0.9	0.5
Accumulated other comprehensive loss at December 31, 2023	$(106.3)	$(9.9)	$(51.4)	$(167.6)
________
(1) See "Note 9. Fair Value" and "Note 11. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

NOTE 22. Foreign Operations

For the years ended December 31, 2023, 2022, and 2021, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. At December 31, 2023 the United Kingdom was the only foreign country that held more than 10% of our identifiable assets, and we did not have more than 10% of our identifiable assets in any one foreign country at December 31, 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2023	2022	2021
Revenues
Foreign	$548.1	$466.9	$468.5
United States	862.8	806.1	788.9
Total	$1,410.9	$1,273.0	$1,257.4

Identifiable Assets
Foreign	$4,718.5	$3,910.2	$3,783.3
United States	6,607.5	6,161.8	5,758.4
Total	$11,326.0	$10,072.0	$9,541.7

NOTE 23. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments, and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.

Norfolk Southern Train Derailment in East Palestine, Ohio

On June 30, 2023, a third-party complaint was filed by Norfolk Southern Railway Company and Norfolk Southern Corporation (collectively, “Norfolk Southern”) against us and several other parties in the Northern District of Ohio (Eastern Division) for contribution and recovery of environmental damages related to the derailment of a Norfolk Southern train in East Palestine, Ohio that included railcars owned by GATX Corporation. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint.

On July 25, 2023, a separate third-party complaint was filed by Norfolk Southern against us and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint and, on September 26, 2023, filed a motion to dismiss the plaintiffs' complaint. Although the Court has not yet ruled on the motions, the Court has indicated that not all claims will be dismissed in their entirety.

On December 8, 2023, we and three other defendants were named as additional defendants in a putative class action lawsuit originally filed in federal court in Pennsylvania against Norfolk Southern by Pennsylvania school districts and school children. The amended complaint seeks monetary damages for personal injury and property damage for the Pennsylvania plaintiffs allegedly related to the derailment.

The Company intends to vigorously defend itself against each of these lawsuits. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with any of these lawsuits and therefore has not established any accruals for potential liability related to this incident.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation Accruals

We have recorded accruals totaling $4.6 million at December 31, 2023 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 9 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2023, we have recorded accruals of $2.8 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Portfolio Management. Financial results for Trifleet are reported in the Other segment.

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India") and, until January 31, 2023, Rail Russia. GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. Rail India primarily leases railcars to customers in India pursuant to net leases, under which the lessee assumes responsibility for maintenance of the railcars. In 2023, we sold Rail Russia. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

Portfolio Management is composed primarily of our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce that lease aircraft spare engines, GEL, our direct ownership of aircraft spare engines that are leased directly to customers or employed in engine capacity agreements and historically the Specialized Gas Vessels. In 2023, we sold the three remaining Specialized Gas Vessels. GATX sold two Specialized Gas Vessels in 2022. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show certain segment data for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2023 Profitability
Revenues
Lease revenue	$888.8	$296.6	$32.6	$33.4	$1,251.4
Non-dedicated engine revenue	—	—	37.6	—	37.6
Marine operating revenue	—	—	6.9	—	6.9
Other revenue	93.9	12.9	0.1	8.1	115.0
Total Revenues	982.7	309.5	77.2	41.5	1,410.9
Expenses
Maintenance expense	276.6	64.1	—	4.1	344.8
Marine operating expense	—	—	6.5	—	6.5
Depreciation expense	265.9	68.2	28.3	13.9	376.3
Operating lease expense	36.0	—	—	—	36.0
Other operating expense	25.9	10.4	7.3	3.0	46.6
Total Expenses	604.4	142.7	42.1	21.0	810.2
Other Income (Expense)
Net gain on asset dispositions	120.5	7.0	2.2	0.6	130.3
Interest (expense) income, net	(182.9)	(56.2)	(29.8)	5.5	(263.4)
Other (expense) income	(8.0)	(4.2)	0.2	2.6	(9.4)
Share of affiliates' pre-tax (loss) earnings	(0.6)	—	98.7	—	98.1
Segment profit	$307.3	$113.4	$106.4	$29.2	$556.3
Less:
Selling, general and administrative expense					212.7
Income taxes (includes $25.7 related to affiliates' earnings)					84.4
Net income					$259.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$111.7	$4.9	$2.9	$0.3	$119.8
Residual sharing income	0.4	—	0.5	—	0.9
Non-remarketing net gains (1)	8.4	2.4	—	0.3	11.1
Asset impairments	—	(0.3)	(1.2)	—	(1.5)
	$120.5	$7.0	$2.2	$0.6	$130.3

Capital Expenditures
Portfolio investments and capital additions	$976.9	$382.4	$267.3	$38.4	$1,665.0

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$626.8	$—	$627.0
Identifiable assets	$6,993.8	$2,175.2	$1,355.1	$801.9	$11,326.0
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2022 Profitability
Revenues
Lease revenue	$826.0	$266.2	$33.0	$29.4	$1,154.6
Non-dedicated engine revenue	—	—	1.5	—	1.5
Marine operating revenue	—	—	18.9	—	18.9
Other revenue	82.0	9.1	0.2	6.7	98.0
Total Revenues	908.0	275.3	53.6	36.1	1,273.0
Expenses
Maintenance expense	238.5	51.4	—	2.8	292.7
Marine operating expense	—	—	14.1	—	14.1
Depreciation expense	258.6	69.1	17.8	12.0	357.5
Operating lease expense	36.1	—	—	—	36.1
Other operating expense	24.5	8.3	2.3	2.3	37.4
Total Expenses	557.7	128.8	34.2	17.1	737.8
Other Income (Expense)
Net gain (loss) on asset dispositions	119.7	(11.2)	(31.1)	0.5	77.9
Interest expense, net	(144.6)	(45.6)	(19.0)	(4.8)	(214.0)
Other expense	(4.6)	(3.8)	—	(18.6)	(27.0)
Share of affiliates' pre-tax earnings	0.5	—	45.4	—	45.9
Segment profit (loss)	$321.3	$85.9	$14.7	$(3.9)	$418.0
Less:
Selling, general and administrative expense					195.0
Income taxes (includes $12.3 related to affiliates' earnings)					67.1
Net income					$155.9

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$102.2	$1.6	$—	$0.3	$104.1
Residual sharing income	2.4	—	3.2	—	5.6
Non-remarketing net gains (1)	15.1	1.8	—	0.2	17.1
Asset impairments	—	(14.6)	(34.3)	—	(48.9)
	$119.7	$(11.2)	$(31.1)	$0.5	$77.9

Capital Expenditures
Portfolio investments and capital additions	$815.9	$243.9	$149.7	$46.3	$1,255.8

Selected Balance Sheet Data
Investments in affiliated companies	$0.8	$—	$574.3	$—	$575.1
Identifiable assets	$6,445.7	$1,774.4	$1,106.6	$745.3	$10,072.0
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	Other	GATX Consolidated
2021 Profitability
Revenues
Lease revenue	$814.5	$272.9	$28.1	$25.0	$1,140.5
Marine operating revenue	—	—	19.1	—	19.1
Non-dedicated engine revenue	—	—	—	—	—
Other revenue	77.2	11.4	0.5	8.7	97.8
Total Revenues	891.7	284.3	47.7	33.7	1,257.4
Expenses
Maintenance expense	235.4	57.6	—	4.1	297.1
Marine operating expense	—	—	17.5	—	17.5
Depreciation expense	261.1	73.6	17.6	12.1	364.4
Operating lease expense	39.2	—	—	—	39.2
Other operating expense	30.3	9.0	1.7	3.0	44.0
Total Expenses	566.0	140.2	36.8	19.2	762.2
Other Income (Expense)
Net gain on asset dispositions	94.3	2.7	8.0	0.9	105.9
Interest expense, net	(136.2)	(45.2)	(16.6)	(6.0)	(204.0)
Other income (expense)	1.6	3.4	2.0	(10.7)	(3.7)
Share of affiliates' pre-tax earnings	—	—	56.5	—	56.5
Segment profit (loss)	$285.4	$105.0	$60.8	$(1.3)	$449.9
Less:
Selling, general and administrative expense					198.3
Income taxes (includes $55.3 related to affiliates' earnings)					108.5
Net income					$143.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$80.7	$1.2	$—	$0.5	$82.4
Residual sharing income	0.9	—	8.0	—	8.9
Non-remarketing net gains (1)	15.1	1.5	—	0.4	17.0
Asset impairments	(2.4)	—	—	—	(2.4)
	$94.3	$2.7	$8.0	$0.9	$105.9

Capital Expenditures
Portfolio investments and capital additions	$574.4	$173.3	$353.0	$31.2	$1,131.9

Selected Balance Sheet Data
Investments in affiliated companies	$0.3	$—	$588.1	$—	$588.4
Identifiable assets	$6,141.7	$1,729.9	$1,048.7	$621.4	$9,541.7
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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control over Financial Reporting

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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
February 16, 2024

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended December 31, 2023.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", and "Audit Committee Report" in our definitive Proxy Statement to be filed with the SEC on or about March 15, 2024, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed with the SEC on or about March 15, 2024, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	1,491,160 (1)	$106.75 (2)	2,035,353
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	1,491,160		2,035,353
________
(1)    Consists of 997,281 non-qualified stock options, 140,482 performance shares, 100,072 restricted stock units and 253,325 non-employee directors awards, which consist of a mix of phantom shares and restricted stock units.
(2)    The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted-average exercise price, see "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Other information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed with the SEC on or about March 15, 2024, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed with the SEC on or about March 15, 2024, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed with the SEC on or about March 15, 2024, which sections are incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.    Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
10.1	Summary of Non-Employee Directors' Compensation.*
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
97	GATX Corporation Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023.*
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022, and 2021, and (v) Notes to the Consolidated Financial Statements.

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

i.
Amendment No. 1 to Five Year Credit Agreement dated as of May 21, 2021, among GATX Corporation as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, Morgan Stanley MUFG Loan Partners, LLC and KeyBank National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 26, 2022, file number 1-2328.

ii.
Extension Notice dated May 3, 2023, to Citibank N.A. as administrative agent of Five Year Credit Agreement dated as of May 21, 2021, as amended, among GATX Corporation, as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, Morgan Stanley MUFG Loan Partners, LLC and KeyBank National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 24, 2023, file number 1-2328.

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

10.4
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.5
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.6
Form of Agreement for Employment Following a Change of Control between GATX Corporation and Thomas A. Ellman (dated as of January 1, 2014), Paul F. Titterton (dated as of August 1, 2022), Kim Nero (dated as of May 1, 2021) and Brian L. Glassberg (dated as of December 1, 2022) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.7
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Jennifer McManus (dated as of October 30, 2020), Jennifer Van Aken (dated as of October 30, 2020), Jeffery R. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.8
GATX Corporation U.S. Executive Severance Plan, effective as of February 15, 2023, is incorporated herein by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, file number 1-2328.*

10.9
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated February 24, 2009, file number 1-2328.

10.10
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.4 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, file number 1-2328.*

10.11
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017 is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, file number 1-2328.*

10.12
Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control, is incorporated by reference to Exhibit 10.3 to GATX's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.13
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to Thomas A. Ellman and Paul F. Titterton is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.14
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Thomas A. Ellman and Paul F. Titterton is incorporated by reference to Exhibit 10.2 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.15
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to directors is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.16
Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of January 1, 2022, is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.17
Amended and Restated GATX Corporation Director's Phantom Stock Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.18	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).
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

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATX CORPORATION
Registrant
/s/ ROBERT C. LYONS
Robert C. Lyons
President and Chief Executive Officer
February 16, 2024

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

/s/ ROBERT C. LYONS	President and Chief Executive Officer and Director (Principal Executive Officer)
Robert C. Lyons
February 16, 2024

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 16, 2024

/s/ JENNIFER M. MCMANUS	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Jennifer M. McManus
February 16, 2024

/s/ DIANE M. AIGOTTI	Director
Diane M. Aigotti
February 16, 2024

/s/ ANNE L. ARVIA	Director
Anne L. Arvia
February 16, 2024

/s/ SHELLEY J. BAUSCH	Director
Shelley J. Bausch
February 16, 2024

/s/ JOHN M. HOLMES	Director
John M. Holmes
February 16, 2024

/s/ JAMES B. REAM	Director
James B. Ream
February 16, 2024

/s/ ADAM L. STANLEY	Director
Adam L. Stanley
February 16, 2024

/s/ DAVID S. SUTHERLAND	Director
David S. Sutherland
February 16, 2024

/s/ STEPHEN R. WILSON	Director
Stephen R. Wilson
February 16, 2024

/s/ PAUL G. YOVOVICH	Director
Paul G. Yovovich
February 16, 2024