Form 10-Q
period 2024-03-31
GATX CORP
filed 2024-04-26
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

There were 35.6 million common shares outstanding at March 31, 2024.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2024

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and, accordingly, involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. Forward-looking statements include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "outlook," "continue," "likely," "will," "would," and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2023, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2024	2023
Assets
Cash and Cash Equivalents	$479.1	$450.7
Restricted Cash	0.1	0.1
Receivables
Rent and other receivables	96.3	87.9
Finance leases (as lessor)	137.3	136.4
Less: allowance for losses	(6.1)	(5.9)
	227.5	218.4

Operating Assets and Facilities	13,320.1	13,081.9
Less: allowance for depreciation	(3,700.3)	(3,670.7)
	9,619.8	9,411.2
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	203.5	212.0
	203.5	212.0

Investments in Affiliated Companies	647.6	627.0
Goodwill	118.0	120.0
Other Assets (includes $1.8 and $0.8 related to assets held for sale)	283.5	286.6
Total Assets	$11,579.1	$11,326.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$208.2	$239.6
Debt
Commercial paper and borrowings under bank credit facilities	10.8	11.0
Recourse	7,624.5	7,388.1
	7,635.3	7,399.1
Lease Obligations (as lessee)
Operating leases	215.2	226.8
	215.2	226.8

Deferred Income Taxes	1,096.2	1,081.1
Other Liabilities	99.9	106.4
Total Liabilities	9,254.8	9,053.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 68,946,287 and 68,797,027 Outstanding shares — 35,577,357 and 35,464,841	42.6	42.5
Additional paid in capital	828.8	816.1
Retained earnings	3,062.4	3,009.5
Accumulated other comprehensive loss	(177.4)	(167.6)
Treasury stock at cost (33,368,930 and 33,332,186 shares)	(1,432.1)	(1,427.5)
Total Shareholders’ Equity	2,324.3	2,273.0
Total Liabilities and Shareholders’ Equity	$11,579.1	$11,326.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2024	2023
Revenues
Lease revenue	$333.3	$302.0
Non-dedicated engine revenue	13.2	4.5
Marine operating revenue	—	3.5
Other revenue	33.4	28.9
Total Revenues	379.9	338.9
Expenses
Maintenance expense	91.4	83.9
Marine operating expense	—	2.0
Depreciation expense	96.0	89.8
Operating lease expense	9.0	9.0
Other operating expense	13.6	11.0
Selling, general and administrative expense	55.9	50.4
Total Expenses	265.9	246.1
Other Income (Expense)
Net gain on asset dispositions	36.2	47.1
Interest expense, net	(77.8)	(59.0)
Other income (expense)	0.8	(4.0)
Income before Income Taxes and Share of Affiliates’ Earnings	73.2	76.9
Income taxes	(18.6)	(20.2)
Share of affiliates' earnings, net of taxes	19.7	20.7
Net Income	$74.3	$77.4
Other Comprehensive (Loss) Income, Net of Taxes
Foreign currency translation adjustments	$(14.4)	$8.8
Unrealized gain on derivative instruments	0.1	0.8
Post-retirement benefit plans	4.5	(0.1)
Other comprehensive (loss) income	(9.8)	9.5
Comprehensive Income	$64.5	$86.9

Share Data
Basic earnings per share	$2.04	$2.19
Average number of common shares	35.8	35.3

Diluted earnings per share	$2.03	$2.16
Average number of common shares and common share equivalents	35.9	35.8

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2024	2023
Operating Activities
Net income	$74.3	$77.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	100.6	93.6
Net gains on disposition of owned assets	(36.1)	(48.1)
Asset impairments	—	1.2
Deferred income taxes	15.9	14.1
Share of affiliates’ earnings, net of dividends	(19.7)	(20.7)
Changes in working capital items	(37.4)	(22.5)
Net cash provided by operating activities	97.6	95.0
Investing Activities
Portfolio investments and capital additions	(378.6)	(387.0)
Portfolio proceeds	59.7	108.2
Proceeds from sales of other assets	7.1	5.2
Proceeds from short-term investments	—	150.0
Other	0.2	0.7
Net cash used in investing activities	(311.6)	(122.9)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	557.4	165.4
Repayments of debt (original maturities longer than 90 days)	(300.0)	(250.0)
Net increase in debt with original maturities of 90 days or less	—	2.8
Stock repurchases	(4.6)	—
Dividends	(22.0)	(20.9)
Other	14.2	4.4
Net cash provided by (used in) financing activities	245.0	(98.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.6)	(0.2)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the period	28.4	(126.4)
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	450.8	304.0
Cash, Cash Equivalents, and Restricted Cash at end of the period	$479.2	$177.6

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2024		2023
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.8	$42.5	68.6	$42.4
Issuance of common stock	0.1	0.1	0.1	—
Balance at end of the period	68.9	42.6	68.7	42.4
Treasury Stock
Balance at beginning of the period	(33.3)	(1,427.5)	(33.3)	(1,424.9)
Stock repurchases	(0.1)	(4.6)	—	—
Balance at end of the period	(33.4)	(1,432.1)	(33.3)	(1,424.9)
Additional Paid In Capital
Balance at beginning of the period		816.1		792.2
Share-based compensation effects		12.7		5.3
Balance at end of the period		828.8		797.5
Retained Earnings
Balance at beginning of the period		3,009.5		2,831.5
Net income		74.3		77.4
Dividends declared ($0.58 and $0.55 per share)		(21.4)		(20.3)
Balance at end of the period		3,062.4		2,888.6
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(167.6)		(211.6)
Other comprehensive loss		(9.8)		9.5
Balance at end of the period		(177.4)		(202.1)
Total Shareholders' Equity		$2,324.3		$2,101.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing (previously named Portfolio Management). Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

In the first quarter of 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely comprised of our engine leasing operations, which include our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2024. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
The new guidance is effective for us beginning with our 2025 Form 10-K, with early adoption permitted.

We continue to assess the effect the new guidance will have on our disclosure. We expect the primary impact to be the level of disaggregation disclosed in the effective rate reconciliation table and the addition of income taxes paid by jurisdiction.
Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, particularly around the disclosure of segment expenses that are regularly reported to the chief operating decision maker ("CODM") and included within each reported measure of segment profit.

	The new guidance is effective for us beginning with our 2024 Form 10-K, with early adoption permitted. We plan to adopt this standard for our 2024 Form 10-K.	We are currently assessing whether additional disclosures around significant segment expenses will be required in our segment disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We disaggregate revenue into four categories as presented on our statement of comprehensive income:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue.

Operating Lease Revenue

We lease railcars, locomotives, aircraft spare engines, and tank containers under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Accounting Standards Codification ("ASC") Topic 842 "Leases" ("Topic 842"), and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 5. Leases".

Finance Lease Revenue

In certain cases, we lease railcars and tank containers that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the effective interest method, using the interest rate implicit in the lease. See "Note 5. Leases".

Non-Dedicated Engine Revenue

Certain of our owned aircraft spare engines are part of a pool of non-dedicated spare engines managed under a capacity agreement with Rolls-Royce. Revenue is earned based on our continued ability to meet engine capacity requirements under the agreement, which requires us to enroll a minimum number of engines in a pool of non-dedicated spare engines for short-term lease to Rolls-Royce customers. We recognize revenue based on our right to receive a portion of the revenue earned by the pool, which is calculated based on the average engine flight hours reported for each type of engine enrolled into the pool.

Marine Operating Revenue

Historically, we generated marine operating revenue through shipping services completed by our marine vessels. For vessels that operated in a pooling arrangement, we recognized pool revenue based on the right to receive our portion of net distributions reported by the pool, with net distributions being the net voyage revenue of the pool after deduction of voyage expenses. For vessels that operated outside of a pooling arrangement, we recognized revenue over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge. As of the first quarter of 2024, we no longer have marine operating revenue, as all marine vessels were sold as of December 31, 2023.

Other Revenue

Other revenue is comprised of customer liability repair revenue, termination fees, interest income, and other miscellaneous revenues. Select components of other revenue are within the scope of ASC Topic 606, "Revenue from Contracts with Customers". Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	March 31 2024	December 31 2023
Railcars and locomotives	$11,967.7	$11,700.8
Aircraft spare engines	769.7	769.7
Tank containers	237.8	237.7
Buildings, leasehold improvements, and other equipment	250.7	253.0
Other	94.2	120.7
	$13,320.1	$13,081.9
Less: allowance for depreciation	(3,700.3)	(3,670.7)
Net operating assets and facilities	$9,619.8	$9,411.2

Total depreciation expense was $100.5 million for the three months ended March 31, 2024 and $93.5 million for the three months ended March 31, 2023.

NOTE 5. Leases

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

The following table shows the components of our lease revenue (in millions):

	Three Months Ended March 31
	2024	2023
Operating lease revenue:
Fixed lease revenue	$305.1	$276.8
Variable lease revenue	24.6	22.5
Total operating lease revenue	$329.7	$299.3
Finance lease revenue	3.6	2.7
Total lease revenue	$333.3	$302.0

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $28.7 million for the three months ended March 31, 2024 and $23.9 million for the three months ended March 31, 2023.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2024 and December 31, 2023.

In addition, we review long-lived assets, such as operating assets and facilities, investments in affiliates, and goodwill, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows, independent appraisals, and market comparables, as applicable.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of March 31, 2024 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2023 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had nine instruments outstanding with an aggregate notional amount of $19.7 million as of March 31, 2024 that mature in 2024 and one instrument outstanding with an aggregate notional amount of $131.0 million as of December 31, 2023 that matured in 2024. Within the next 12 months, we expect to reclassify $1.5 million ($1.1 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other income (expense) immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $8.4 million as of March 31, 2024 and $8.0 million as of December 31, 2023. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value March 31, 2024	Fair Value December 31, 2023
Derivative Assets
Foreign exchange contracts (1)	Other assets	$—	$0.5
Foreign exchange contracts (2)	Other assets	0.2	—
Total derivative assets		$0.2	$0.5
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$8.4	$8.0
Foreign exchange contracts (2)	Other liabilities	11.2	10.5
Total derivative liabilities		$19.6	$18.5
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2024 and December 31, 2023, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Recourse debt	$(196.9)	$(196.8)	$(8.4)	$(8.0)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our statements of comprehensive income (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31
Derivative Designation	2024	2023
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$(3.4)	$1.5
Total	$(3.4)	$1.5

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended March 31
	2024	2023
Interest expense	$0.4	$0.4
Other income (expense)	(3.7)	1.6
Total	$(3.3)	$2.0

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31
	2024	2023
Total interest expense	$(77.8)	$(59.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	0.4	(2.3)
Derivatives designated as hedging instruments	(0.4)	2.3
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.4)	(0.4)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Income (Expense) on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended March 31
	2024	2023
Total other income (expense)	$0.8	$(4.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into earnings (1)	3.7	(1.6)
Gain (loss) on non-designated derivative contracts	(0.9)	(3.7)
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$7,082.7	$6,637.3	$7,026.6	$6,614.6
Recourse floating rate debt	541.8	545.8	361.5	362.9
Total	$7,624.5	$7,183.1	$7,388.1	$6,977.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended March 31, 2024 and 2023 (in millions):

	2024 Pension Benefits	2023 Pension Benefits	2024 Retiree Health and Life	2023 Retiree Health and Life
Service cost	$1.4	$1.3	$—	$—
Interest cost	4.0	4.2	0.2	0.2
Expected return on plan assets	(5.4)	(5.4)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	0.2	0.2	(0.1)	(0.1)
Net periodic cost	$0.2	$0.3	$—	$—
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $1.4 million for the three months ended March 31, 2024 and $1.3 million for the three months ended March 31, 2023 and is recorded in selling, general and administrative expense. The non-service components totaled income of $1.2 million for the three months ended March 31, 2024 and income of $1.0 million for the three months ended March 31, 2023 and are recorded in other income (expense) in the statements of comprehensive income.

NOTE 8. Share-Based Compensation

During the three months ended March 31, 2024, we granted 194,100 non-qualified employee stock options, 31,970 restricted stock units, 38,940 performance shares, and 1,838 restricted stock units awarded to non-employee directors. For the three months ended March 31, 2024, total share-based compensation expense was $5.4 million and the related tax benefits were $1.4 million. For the three months ended March 31, 2023, total share-based compensation expense was $3.5 million and the related tax benefits were $0.9 million.

The estimated fair value of our 2024 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2024
Weighted-average estimated fair value	$45.22
Quarterly dividend rate	$0.58
Expected term of stock options, in years	4.2
Risk-free interest rate	4.0%
Dividend yield	1.8%
Expected stock price volatility	34.7%
Present value of dividends	$8.87

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31:

	2024	2023
Effective income tax rate	25.4%	26.3%

The decrease in the effective rate for the current year compared to the prior year was primarily due to the incremental benefits associated with equity awards vested or exercised during the year, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 10. Commercial Commitments

We have entered into various commercial commitments, including standby letters of credit and performance bonds. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments (in millions):

	March 31 2024	December 31 2023
Standby letters of credit and performance bonds	$8.7	$8.7
Total commercial commitments (1)	$8.7	$8.7
_________
(1)    There were no liabilities recorded on the balance sheet for commercial commitments at March 31, 2024 and December 31, 2023. As of March 31, 2024, our outstanding commitments expire in 2024 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2024	2023
Basic earnings per share:
Net income	$74.3	$77.4
Less: Net income allocated to participating securities	(1.4)	—
Net income available to common shareholders	$72.9	$77.4
Weighted-average shares outstanding - basic	35.8	35.3
Basic earnings per share	$2.04	$2.19

Diluted earnings per share:
Net income	$74.3	$77.4
Less: Net income allocated to participating securities	(1.4)	—
Net income available to common shareholders	$72.9	$77.4
Weighted-average shares outstanding - basic	35.8	35.3
Effect of dilutive securities:
Equity compensation plans	0.1	0.5
Weighted-average shares outstanding - diluted	35.9	35.8
Diluted earnings per share	$2.03	$2.16

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2023	$(106.3)	$(9.9)	$(51.4)	$(167.6)
Change in component	(14.4)	3.4	6.0	(5.0)
Reclassification adjustments into earnings (1)	—	(3.3)	—	(3.3)
Income tax effect	—	—	(1.5)	(1.5)
Accumulated other comprehensive loss at March 31, 2024	$(120.7)	$(9.8)	$(46.9)	$(177.4)
_________
(1)    See "Note 6. Fair Value" and "Note 7. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

NOTE 13. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

On June 30, 2023, a third-party complaint was filed by Norfolk Southern Railway Company and Norfolk Southern Corporation (collectively, “Norfolk Southern”) against GATX and several other parties in the Northern District of Ohio (Eastern Division) for contribution and recovery of environmental damages related to the derailment of a Norfolk Southern train in East Palestine, Ohio that included railcars owned by GATX Corporation. The Company filed a motion to dismiss Norfolk Southern's third-party complaint on September 15, 2023. On March 6, 2024, the Court granted GATX's and the other third-party defendants’ motions and dismissed all Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") claims. The Court also dismissed all state law claims, declining to exercise supplemental jurisdiction over them in light of its dismissal of the CERCLA claims. On March 26, 2024, Norfolk Southern moved the Court for entry of partial final judgment as to the order dismissing the third-party complaint in order to appeal before final judgment the Court’s dismissal order as to GATX and the other third-party defendants.

On July 25, 2023, a separate third-party complaint was filed by Norfolk Southern against GATX and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs who had originally filed the complaint against Norfolk Southern ("Plaintiffs") themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint, and on September 26, 2023, filed a motion to dismiss the Plaintiffs' complaint. Briefing was completed on October 30, 2023, and the Court issued an order on March 13, 2024, denying in part, and granting in part, the Company’s motion against Norfolk Southern and Plaintiffs. The Court held that Norfolk Southern’s contribution action was premature and dismissed the claim without prejudice but otherwise allowed the remaining claims against GATX to proceed. The Court also dismissed Plaintiffs’ claim for medical monitoring but held that Plaintiffs could seek such damages through their other claims, which could proceed. The Court also consolidated an additional action filed against GATX and others titled Almasy, et al. v. Norfolk Southern Corp., et al. by over 40 individual residents, employees and property owners in East Palestine, Ohio. Plaintiffs and Norfolk Southern have announced a settlement in principle for $600 million to resolve the consolidated class action claims of those within a 20-mile radius from the derailment, and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. Norfolk Southern’s claims against GATX remain unchanged.

On December 8, 2023, GATX and three other defendants were named as additional defendants in a putative class action lawsuit originally filed in federal court in Pennsylvania against Norfolk Southern by Pennsylvania school districts and school children. The amended complaint seeks monetary damages for the Pennsylvania plaintiffs for personal injury and property damage allegedly related to the derailment. The Company filed a motion to dismiss on February 23, 2024.

The Company intends to vigorously defend itself against each of these lawsuits. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with any of these lawsuits and therefore has not established any accruals for potential liability related to this incident.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
For a full discussion of our other pending legal matters, please refer to "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 14. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing (previously named Portfolio Management). Financial results for Trifleet are reported in the Other segment.

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and until January 31, 2023, our rail business in Russia ("Rail Russia"). On January 31, 2023, we completed the sale of Rail Russia and recorded a gain of $0.3 million, which is presented in net gain on asset dispositions in the statements of comprehensive income. GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. Rail India primarily leases railcars to customers in India pursuant to net leases, under which the lessee assumes responsibility for maintenance of the railcars.

As previously disclosed, in the first quarter of 2024 we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of the segment. Historically, this business segment included marine operations from our Specialized Gas Vessels. As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations.

Engine Leasing is now almost entirely comprised of our engine leasing operations, which include our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GEL, our business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. The RRPF affiliates manage all of GEL's aircraft spare engines, for which we paid them a fee of $0.6 million for the three months ended March 31, 2024 and $0.5 million for the three months ended March 31, 2023.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended March 31, 2024
Revenues
Lease revenue	$236.5	$80.6	$8.1	$8.1	$333.3
Non-dedicated engine revenue	—	—	13.2	—	13.2
Other revenue	28.5	3.1	—	1.8	33.4
Total Revenues	265.0	83.7	21.3	9.9	379.9
Expenses
Maintenance expense	72.9	17.5	—	1.0	91.4
Depreciation expense	65.1	18.9	8.4	3.6	96.0
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.7	3.5	2.5	0.9	13.6
Total Expenses	153.7	39.9	10.9	5.5	210.0
Other Income (Expense)
Net gain on asset dispositions	34.2	1.3	0.6	0.1	36.2
Interest (expense) income, net	(53.3)	(16.7)	(9.3)	1.5	(77.8)
Other (expense) income	(2.1)	0.4	0.3	2.2	0.8
Share of affiliates' pre-tax earnings	0.2	—	23.7	—	23.9
Segment profit	$90.3	$28.8	$25.7	$8.2	$153.0
Less:
Selling, general and administrative expense					55.9
Income taxes (includes $4.2 related to affiliates' earnings)					22.8
Net income					$74.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$32.9	$0.1	$0.6	$0.1	$33.7
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	1.2	1.2	—	—	2.4
	$34.2	$1.3	$0.6	$0.1	$36.2

Capital Expenditures
Portfolio investments and capital additions	$321.7	$49.9	$—	$7.0	$378.6

Selected Balance Sheet Data at March 31, 2024
Investments in affiliated companies	$0.4	$—	$647.2	$—	$647.6
Identifiable assets	$7,245.6	$2,215.1	$1,376.1	$742.3	$11,579.1
_________
(1)    Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended March 31, 2023
Revenues
Lease revenue	$215.1	$70.4	$8.3	$8.2	$302.0
Non-dedicated engine revenue	—	—	4.5	—	4.5
Marine operating revenue	—	—	3.5	—	3.5
Other revenue	23.8	2.9	—	2.2	28.9
Total Revenues	238.9	73.3	16.3	10.4	338.9
Expenses
Maintenance expense	66.9	15.9	—	1.1	83.9
Marine operating expense	—	—	2.0	—	2.0
Depreciation expense	65.5	15.7	5.4	3.2	89.8
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	7.0	2.2	0.9	0.9	11.0
Total Expenses	148.4	33.8	8.3	5.2	195.7
Other Income (Expense)
Net gain (loss) on asset dispositions	47.8	0.8	(1.5)	—	47.1
Interest (expense) income, net	(42.3)	(12.5)	(5.7)	1.5	(59.0)
Other (expense) income	(0.4)	(4.3)	(0.5)	1.2	(4.0)
Share of affiliates' pre-tax (losses) earnings	(0.4)	—	28.0	—	27.6
Segment profit	$95.2	$23.5	$28.3	$7.9	$154.9
Less:
Selling, general and administrative expense					50.4
Income taxes (includes $6.9 related to affiliates' earnings)					27.1
Net income					$77.4

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains (losses) on disposition of owned assets	$44.7	$0.4	$(0.4)	$—	$44.7
Residual sharing income	0.1	—	0.1	—	0.2
Non-remarketing net gains (1)	3.0	0.4	—	—	3.4
Asset impairments	—	—	(1.2)	—	(1.2)
	$47.8	$0.8	$(1.5)	$—	$47.1

Capital Expenditures
Portfolio investments and capital additions	$296.5	$81.1	$—	$9.4	$387.0

Selected Balance Sheet Data at December 31, 2023
Investments in affiliated companies	$0.2	$—	$626.8	$—	$627.0
Identifiable assets	$6,993.8	$2,175.2	$1,355.1	$801.9	$11,326.0
_________
(1)    Includes net gains (losses) from scrapping of railcars

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report, Annual Report on Form 10-K for the year ended December 31, 2023, and in our other filings with the Securities and Exchange Commission ("SEC"). We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see "Non-GAAP Financial Measures" at the end of this item. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2023 that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing (previously named Portfolio Management). Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

In the first quarter of 2023, we sold our rail business in Russia ("Rail Russia") within the Rail International segment.

In the first quarter of 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely comprised of our engine leasing operations, which include our ownership in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2024. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

DISCUSSION OF OPERATING RESULTS

Net income for the three months ended March 31, 2024 was $74.3 million, or $2.03 per diluted share, compared to $77.4 million, or $2.16 per diluted share, for the same period in 2023. Results for the three months ended March 31, 2024 included a net positive impact of $0.6 million ($0.02 per diluted share) from tax adjustments and other items, compared to a net negative impact of $1.3 million ($0.04 per diluted share) from tax adjustments and other items for the three months ended March 31, 2023. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $5.0 million compared to the prior year, largely due to lower asset disposition gains at Rail North America and higher interest expense, partially offset by higher revenue at Rail North America and Rail International and higher non-dedicated engine revenue at Engine Leasing.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2024	2023
Segment Revenues
Rail North America	$265.0	$238.9
Rail International	83.7	73.3
Engine Leasing	21.3	16.3
Other	9.9	10.4
	$379.9	$338.9
Segment Profit
Rail North America	$90.3	$95.2
Rail International	28.8	23.5
Engine Leasing	25.7	28.3
Other	8.2	7.9
	153.0	154.9
Less:
Selling, general and administrative expense	55.9	50.4
Income taxes (includes $4.2 and $6.9 related to affiliates' earnings)	22.8	27.1
Net Income (GAAP)	$74.3	$77.4

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$73.7	$78.7
Diluted earnings per share (GAAP)	$2.03	$2.16
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.01	$2.20

Investment Volume	$378.6	$387.0

The following table shows our return on equity for the trailing 12 months ended March 31:

	2024	2023
Return on Equity (GAAP)	11.6%	7.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	11.4%	10.2%
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

RAIL NORTH AMERICA

Segment Summary

Demand for existing railcars was solid for most railcar types and Rail North America continued to capitalize on current market conditions for both lease rates and lease terms. Utilization was 99.4% at the end of the quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2024	2023
Revenues
Lease revenue	$236.5	$215.1
Other revenue	28.5	23.8
Total Revenues	265.0	238.9

Expenses
Maintenance expense	72.9	66.9
Depreciation expense	65.1	65.5
Operating lease expense	9.0	9.0
Other operating expense	6.7	7.0
Total Expenses	153.7	148.4

Other Income (Expense)
Net gain on asset dispositions	34.2	47.8
Interest expense, net	(53.3)	(42.3)
Other expense	(2.1)	(0.4)
Share of affiliates' pre-tax earnings (losses)	0.2	(0.4)
Segment Profit	$90.3	$95.2

Investment Volume	$321.7	$296.5

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2024	2023
Railcars	$213.7	$194.8
Boxcars	16.2	13.8
Locomotives	6.6	6.5
Total	$236.5	$215.1

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Beginning balance	100,954	101,219	100,585	100,656	101,167
Railcars added	1,816	358	791	1,688	1,422
Railcars scrapped	(324)	(316)	(292)	(354)	(375)
Railcars sold	(1,227)	(676)	(428)	(823)	(527)
Ending balance	101,219	100,585	100,656	101,167	101,687
Utilization rate at quarter end (1)	99.3%	99.3%	99.3%	99.3%	99.4%
Renewal success rate (2)	77.9%	85.3%	83.6%	87.1%	83.4%
Active railcars at quarter end (3)	100,475	99,871	99,933	100,498	101,106
Average active railcars (4)	100,552	100,230	99,796	100,197	100,677
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

As of March 31, 2024, leases for approximately 16,400 tank and freight cars and approximately 1,800 boxcars were scheduled to expire over the remainder of 2024. These amounts exclude railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At March 31, 2024, 3,605 railcars have been ordered pursuant to the terms of the agreement, of which 1,600 railcars have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. As of March 31, 2024, all 4,800 railcars have been ordered pursuant to the amended terms of the agreement, of which 4,621 railcars have been delivered. The remaining railcars covered under this agreement are expected to be delivered by the end of the second quarter of 2024.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of March 31, 2024, all 7,650 railcars have been ordered, of which 7,634 railcars have been delivered. All railcars covered under this agreement are expected to be delivered by the end of the second quarter of 2024.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q23
2Q23
3Q23
4Q23
1Q24
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

During the first quarter of 2024, the renewal rate change of the LPI was positive 33.0%, compared to positive 33.5% in the prior quarter, and positive 28.3% in the first quarter of 2023. Lease terms on renewals for railcars in the LPI averaged 64 months in the current quarter, compared to 65 months in the prior quarter, and 55 months in the first quarter of 2023.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
60%
50%
40%
30%
20%
10%
0%
70
60
50
40
30
55
61
65
65
64
28.3%
33.1%
33.4%
33.5%
33.0%
1Q23
2Q23
3Q23
4Q23
1Q24
Average Renewal Lease Rate Change
Average Renewal Lease Term

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Beginning balance	8,663	8,789	8,959	9,087	9,311
Boxcars added	229	279	316	424	587
Boxcars scrapped	(103)	(109)	(95)	(152)	(228)
Boxcars sold	—	—	(93)	(48)	—
Ending balance	8,789	8,959	9,087	9,311	9,670
Utilization rate at quarter end (1)	100.0%	99.8%	99.7%	100.0%	99.8%
Active boxcars at quarter end (2)	8,788	8,942	9,062	9,310	9,651
Average active railcars (3)	8,720	8,855	8,985	9,207	9,583
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

Comparison of Reported Results

Segment Profit

In the three months ended March 31, 2024, segment profit of $90.3 million decreased 5.1% compared to $95.2 million for the same period in the prior year. The decrease was primarily due to lower net gain on asset dispositions and higher interest expense, partially offset by higher lease revenue. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period.

Revenues

In the three months ended March 31, 2024, lease revenue increased $21.4 million, or 9.9%, driven by higher lease rates and more railcars on lease. Other revenue increased $4.7 million due to higher repair revenue.

Expenses

In the three months ended March 31, 2024, maintenance expense increased $6.0 million, driven by higher costs of repairs and more regulatory compliance events. Depreciation expense decreased $0.4 million due to a change in the useful lives of certain railcars, partially offset by the timing of new railcar investments and dispositions. Other operating expense decreased $0.3 million primarily due to lower switching and freight costs.

Other Income (Expense)

In the three months ended March 31, 2024, net gain on asset dispositions decreased $13.6 million due to fewer railcars sold, lower gains on railcars converted to finance leases, and lower net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $11.0 million, driven by a higher average interest rate and a higher average debt balance.

Investment Volume

During the three months ended March 31, 2024, investment volume was $321.7 million compared to $296.5 million in the same period in 2023. We acquired 1,073 newly built railcars and purchased 822 railcars in the secondary market in the three months ended March 31, 2024, compared to 781 newly built railcars and 1,021 railcars in the secondary market in the same period in 2023.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the first three months of 2024 and continued to grow its fleet. GRE experienced renewal lease rate increases for most railcar types in the period. Utilization was 95.3% at the end of the quarter.

Our rail business in India ("Rail India") increased its fleet size in the first three months of 2024 and continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained robust, driven by continued growth in the economy and infrastructure development. Utilization was 100.0% at the end of the quarter.

In the first quarter of 2023, we sold Rail Russia and recorded a gain of $0.3 million upon completion of the sale.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2024	2023
Revenues
Lease revenue	$80.6	$70.4
Other revenue	3.1	2.9
Total Revenues	83.7	73.3

Expenses
Maintenance expense	17.5	15.9
Depreciation expense	18.9	15.7
Other operating expense	3.5	2.2
Total Expenses	39.9	33.8

Other Income (Expense)
Net gain on asset dispositions	1.3	0.8
Interest expense, net	(16.7)	(12.5)
Other income (expense)	0.4	(4.3)
Segment Profit	$28.8	$23.5

Investment Volume	$49.9	$81.1

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Beginning balance	28,005	28,461	28,759	29,102	29,216
Railcars added	502	376	446	371	322
Railcars scrapped or sold	(46)	(78)	(103)	(257)	(167)
Ending balance	28,461	28,759	29,102	29,216	29,371
Utilization rate at quarter end (1)	98.5%	96.9%	96.0%	95.9%	95.3%
Active railcars at quarter end (2)	28,031	27,875	27,947	28,004	27,998
Average active railcars (3)	27,931	27,973	27,884	28,003	27,984
_________
(1)    Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2)    Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior quarters are impacted by the utilization of newly built railcars, railcars purchased in the secondary market, and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(3)    Average active railcars for the quarter is calculated using the number of active railcars at the end of each month.

The decline in GRE's fleet utilization was primarily due to weakness in the intermodal market. At March 31, 2024, GRE owned 2,159 intermodal railcars. As of March 31, 2024, leases for approximately 7,647 railcars were scheduled to expire over the remainder of 2024. This amount excludes railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

GRE Fleet
Fleet Size
Utilization
30,000
27,000
24,000
21,000
18,000
15,000
12,000
100.0%
97.5%
95.0%
92.5%
90.0%
1Q23
2Q23
3Q23
4Q23
1Q24
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Beginning balance	5,872	6,351	6,927	7,884	8,805
Railcars added	479	576	957	921	696
Ending balance	6,351	6,927	7,884	8,805	9,501
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	6,351	6,927	7,884	8,805	9,501
Average active railcars (3)	6,038	6,584	7,366	8,321	9,089
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

Rail India Fleet
10,000
7,500
5,000
2,500
0
100.0%
97.5%
95.0%
92.5%
90.0%
Fleet Size
Utilization
1Q23
2Q23
3Q23
4Q23
1Q24
Active Fleet
Idle
Utilization

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus the foreign currencies in which it conducts business, primarily the euro. In the three months ended March 31, 2024, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $1.0 million and negatively impacted segment profit, excluding other income (expense), by approximately $0.1 million compared to the same period in 2023.

Segment Profit

In the three months ended March 31, 2024, segment profit of $28.8 million increased 22.6% compared to $23.5 million for the same period in the prior year. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Excluding these items, results for Rail International were $5.6 million higher compared to the same period in the prior year. The increase was primarily due to more railcars on lease and higher lease rates at both GRE and Rail India, partially offset by higher interest and maintenance expense at GRE.

Revenues

In the three months ended March 31, 2024, lease revenue increased $10.2 million, or 14.5%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates. Other revenue increased $0.2 million, driven by higher repair revenue.

Expenses

In the three months ended March 31, 2024, maintenance expense increased $1.6 million, primarily due to more repairs performed, higher costs for repairs, higher wheelset costs, and the impact of foreign exchange rates. Depreciation expense increased $3.2 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the three months ended March 31, 2024, net gain on asset dispositions increased $0.5 million, driven by higher net scrapping gains due to more railcars scrapped at a higher scrap price per ton. Net interest expense increased $4.2 million, due to a higher average debt balance and a higher average interest rate. Other income (expense) was favorable by $4.7 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During the three months ended March 31, 2024, investment volume was $49.9 million compared to $81.1 million in the same period in 2023. In the three months ended March 31, 2024, GRE acquired 322 newly built railcars compared to 502 newly built railcars for the same period in 2023, and Rail India acquired 696 newly built railcars in the current year compared to 479 newly built railcars for the same period in 2023.

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

ENGINE LEASING

Segment Summary

As disclosed previously, as of December 31, 2023, we have sold all of our marine assets and no longer have any marine operations. As a result, we have changed the name of this business segment from Portfolio Management to Engine Leasing to reflect the prospective operations of the segment.

Engine Leasing's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce, a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $23.7 million for the three months ended March 31, 2024, compared to $28.0 million for the same periods in 2023. The operating environment for the RRPF affiliates was robust, and demand for international air passenger travel remained strong.

Engine Leasing also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. As of March 31, 2024, GEL owned 29 aircraft spare engines, with 14 on long-term leases with airline customers and 15 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $0.6 million for the three months ended March 31, 2024 and $0.5 million for the three months ended March 31, 2023.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended March 31
	2024	2023
Revenues
Lease revenue	$8.1	$8.3
Non-dedicated engine revenue	13.2	4.5
Marine operating revenue	—	3.5
Total Revenues	21.3	16.3

Expenses
Marine operating expense	—	2.0
Depreciation expense	8.4	5.4
Other operating expense	2.5	0.9
Total Expenses	10.9	8.3

Other Income (Expense)
Net gain (loss) on asset dispositions	0.6	(1.5)
Interest expense, net	(9.3)	(5.7)
Other income (expense)	0.3	(0.5)
Share of affiliates' pre-tax earnings	23.7	28.0
Segment Profit	$25.7	$28.3

The following table shows the net book values of Engine Leasing's assets (in millions):

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Investment in RRPF Affiliates	$597.2	$611.3	$626.5	$626.8	$647.2
GEL owned aircraft spare engines	469.6	702.5	722.4	714.0	705.6
Specialized Gas Vessels	15.2	8.9	11.4	—	—
Other owned assets	41.8	48.9	9.1	14.3	23.3
Total assets	$1,123.8	$1,371.6	$1,369.4	$1,355.1	$1,376.1

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Beginning balance	398	395	392	395	399
Engine acquisitions	1	3	5	5	8
Engine dispositions	(4)	(6)	(2)	(1)	(2)
Ending balance	395	392	395	399	405
Utilization rate at quarter end (1)	94.4%	95.9%	95.7%	95.5%	97.3%
Average leased engines (2)	374	375	377	379	386
Net book value of engines (in millions)	$4,088.2	$4,106.6	$4,100.9	$4,067.2	$4,157.2
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
1Q23
2Q23
3Q23
4Q23
1Q24
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Beginning balance	19	19	28	29	29
Engines added	—	9	1	—	—
Ending balance	19	28	29	29	29

Comparison of Reported Results

Segment Profit

In the three months ended March 31, 2024, segment profit was $25.7 million, compared to segment profit of $28.3 million for the same period in the prior year. Segment profit included $0.6 million of gains in 2024 and $1.6 million of losses in 2023 associated with the Specialized Gas Vessels. Excluding the impact of these items, results for Engine Leasing were $4.8 million lower than 2023. Lower earnings at the RRPF affiliates, resulting from lower remarketing income, was partially offset by higher earnings from GEL operations.

Revenues

In the three months ended March 31, 2024, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $8.7 million due to aircraft spare engines acquired in 2023 and utilized in the engine capacity agreement with Rolls-Royce. Marine operating revenue decreased $3.5 million, driven by the final sales of the Specialized Gas Vessels in 2023.

Expenses

In the three months ended March 31, 2024, marine operating expense decreased $2.0 million, due to the sale of the Specialized Gas Vessels in 2023. Depreciation expense increased $3.0 million, due to aircraft spare engines acquired in 2023.

Other Income (Expense)

In the three months ended March 31, 2024, net gain (loss) on asset dispositions was favorable by $2.1 million, driven by the absence of losses recorded in 2023 and the gain recorded in 2024 related to post-closing adjustments on the sales of the Specialized Gas Vessels.

In the three months ended March 31, 2024, income from our share of affiliates' earnings decreased $4.3 million, driven by lower remarketing income, partially offset by higher income from operations.

OTHER

Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2024	2023
Trifleet revenue	$9.9	$10.4

Trifleet segment profit	$2.7	$3.7
Unallocated interest income	3.5	3.0
Other income, including eliminations	2.0	1.2
Segment Profit	$8.2	$7.9

Selling, general and administrative expense	$55.9	$50.4

Investment Volume	$7.0	$9.4

Trifleet Summary

The tank container leasing market continued to experience softer demand across certain regions in the first quarter of 2024. However, Trifleet continued to find opportunities to place its tank containers with customers. Utilization was 85.5% at the end of the quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's tank containers for the quarter ended:

	March 31 2023	June 30 2023	September 30 2023	December 31 2023	March 31 2024
Ending balance - owned and managed	22,528	22,870	23,333	23,931	24,448
Utilization rate at quarter-end - owned and managed (1)	93.1%	91.5%	89.6%	87.3%	85.5%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $5.5 million for the three months ended March 31, 2024 compared to the same period in the prior year, driven by higher employee-related expenses, including higher share-based compensation expense.

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

As of March 31, 2024, we had an unrestricted cash balance of $479.1 million. We also have a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2028 and $250 million 3-year unsecured revolving credit facility in the United States that matures in 2026, both of which are fully available as of March 31, 2024.

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31 (in millions):

	2024	2023
Net cash provided by operating activities	$97.6	$95.0
Net cash used in investing activities	(311.6)	(122.9)
Net cash provided by (used in) financing activities	245.0	(98.3)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(0.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash during the period	$28.4	$(126.4)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 increased $2.6 million compared to the same period in 2023. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue and lower payments for income taxes and operating leases were partially offset by higher payments for maintenance and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the three months ended March 31 (in millions):

	2024	2023
Portfolio investments and capital additions (1)	$(378.6)	$(387.0)
Portfolio proceeds (2)	59.7	108.2
Proceeds from short-term investments (3)	—	150.0
Other investing activity	7.3	5.9
Net cash used in investing activities	$(311.6)	$(122.9)
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

The decrease in portfolio investments and capital additions of $8.4 million for the three months ended March 31, 2024 was primarily due to fewer railcars acquired at GRE and fewer tank containers acquired at Trifleet, partially offset by more railcars acquired at Rail North America. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds decreased by $48.5 million for the three months ended March 31, 2024, resulting from fewer railcars sold at Rail North America in the current year and the absence of proceeds from the sale of Rail Russia at Rail International and one Specialized Gas Vessel at Engine Leasing in the prior year.

Net Cash Provided by (Used in) Financing Activities

The following table shows our principal sources and uses of cash flows from financing activities for the three months ended March 31 (in millions):

	2024	2023
Net proceeds from issuance of debt (original maturities longer than 90 days)	$557.4	$165.4
Repayments of debt (original maturities longer than 90 days)	(300.0)	(250.0)
Net increase in debt with original maturities of 90 days or less	—	2.8
Dividends	(22.0)	(20.9)
Stock repurchases (1)	(4.6)	—
Other	14.2	4.4
Net cash provided by (used in) financing activities	$245.0	$(98.3)
_________
(1)    In the three months ended March 31, 2024 we repurchased 36,744 shares of common stock for $4.6 million. In the three months ended March 31, 2023, we did not repurchase any shares of common stock.

The following table shows the activity on our long-term debt principal in the three months ended March 31, 2024 (in millions):

	December 31 2023	Issuances	Payments	Impact of Foreign Exchange Rates	March 31 2024
U.S. debt	$6,450.0	$350.0	$(300.0)	$—	$6,500.0
Europe debt (1)	899.6	186.4	—	(22.1)	1,063.9
India debt (2)	101.0	24.1	—	(0.4)	124.7
Total debt principal	$7,450.6	$560.5	$(300.0)	$(22.5)	$7,688.6
__________
(1)    Denominated in euros, but presented in U.S. dollars in this table.
(2)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

In the three months ended March 31, 2024, we issued $350.0 million of 3-year unsecured debt in the U.S. at a fixed rate of 5.430%, $132.0 million of 2-year unsecured debt at Trifleet at a floating rate of 3-month Euribor plus 162.5 basis points, $54.4 million of 7-year unsecured debt at GRE at a floating rate of 6-month Euribor plus 175.0 basis points, and drew $24.1 million in two tranches from a 5-year delayed draw term loan at Rail India at fixed rates of 8.43% and 8.55%.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2024 (in millions):

	Material Cash Obligations by Period
	Total	2024 (1)	2025	2026	2027	2028	Thereafter
Recourse debt	$7,688.6	$221.2	$646.4	$608.5	$805.6	$733.7	$4,673.2
Interest on recourse debt (2)	2,753.3	254.7	317.4	296.8	264.8	231.4	1,388.2
Commercial paper and credit facilities	10.8	10.8	—	—	—	—	—
Operating lease obligations	244.9	26.0	36.8	45.3	38.7	25.3	72.8
Purchase commitments (3)	2,365.9	636.5	427.0	527.5	396.2	378.7	—
Total	$13,063.5	$1,149.2	$1,427.6	$1,478.1	$1,505.3	$1,369.1	$6,134.2
_________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2024.
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

We have a $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2028. As of March 31, 2024, the full $600 million was available under this facility. Additionally, we have a $250 million 3-year unsecured revolving credit facility in the United States, expiring in May 2026. As of March 31, 2024, the full $250 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of March 31, 2024, €25.0 million was available under these credit facilities. At March 31, 2024, we had $10.8 million of outstanding short-term borrowings under bank credit facilities at our European subsidiaries. The weighted average interest rate of these outstanding borrowings during the first three months ended March 31, 2024 was 4.5%.

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

At March 31, 2024, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €875.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At March 31, 2024, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of March 31, 2024:

Rating Agency
	Standard & Poor's	Moody's Investor Service	Fitch Ratings, Inc
Long-term unsecured debt	BBB	Baa2	BBB+
Short-term unsecured debt	A-2	P-2	F2
Rating outlook	Stable	Positive	Stable

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(479.1)	$(450.7)	$(203.1)	$(317.5)	$(177.4)
Commercial paper and bank credit facilities	10.8	11.0	12.3	10.9	20.3
Recourse debt	7,624.5	7,388.1	6,835.6	6,785.6	6,360.9
Operating lease obligations	215.2	226.8	233.2	241.1	246.2
Total debt and lease obligations, net of unrestricted cash	$7,371.4	$7,175.2	$6,878.0	$6,720.1	$6,450.0

Total recourse debt (1)	$7,371.4	$7,175.2	$6,878.0	$6,720.1	$6,450.0
Shareholders' Equity	$2,324.3	$2,273.0	$2,174.5	$2,178.9	$2,101.5
Recourse Leverage (2)	3.2	3.2	3.2	3.1	3.1
_________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. During the three months ended March 31, 2024, we repurchased 36,744 shares of common stock for $4.6 million, excluding commissions. No share repurchases were completed during the same period in 2023. As of March 31, 2024, $82.5 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2024. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended March 31
	2024	2023
Net income (GAAP)	$74.3	$77.4
Adjustments attributable to consolidated pre-tax income:
(Gain) loss on Specialized Gas Vessels at Engine Leasing (1)	$(0.6)	$1.6
Net gain on Rail Russia at Rail International (2)	—	(0.3)
Total adjustments attributable to consolidated pre-tax income	$(0.6)	$1.3
Net income, excluding tax adjustments and other items (non-GAAP)	$73.7	$78.7

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended March 31
	2024	2023
Diluted earnings per share (GAAP)	$2.03	$2.16
Adjustments attributable to consolidated income, net of taxes:
(Gain) loss on Specialized Gas Vessels at Engine Leasing (1)	(0.02)	0.05
Net gain on Rail Russia at Rail International (2)	—	(0.01)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$2.01	$2.20
_________
*    Sum of individual components may not be additive due to rounding.

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2024	2023
Net income (GAAP)	$256.1	$157.5

Adjustments attributable to consolidated pre-tax income:
Net loss on Specialized Gas Vessels at Engine Leasing (1)	$1.8	$35.9
Net loss on Rail Russia at Rail International (2)	—	14.3
Environmental remediation costs (3)	—	5.9
Total adjustments attributable to consolidated pre-tax income	$1.8	$56.1
Income taxes thereon, based on applicable effective tax rate	$—	$(1.5)

Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	$(3.0)	$—
Net operating loss valuation allowance adjustment (5)	(2.3)	—
Total other income tax adjustments attributable to consolidated income	$(5.3)	$—

Net income, excluding tax adjustments and other items (non-GAAP)	$252.6	$212.1
_________
(1)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(2)    In 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In the first quarter of 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(3)    Reserve recorded as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(4)    Deferred income tax adjustment attributable to state tax rate reductions in 2023.
(5)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.

	2024	2023
Return on Equity (GAAP)	11.6%	7.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	11.4%	10.2%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2023, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 13. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since December 31, 2023. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the first quarter of 2024, we repurchased 36,744 shares of common stock for $4.6 million under the share repurchase program compared to no share repurchases completed during the first quarter of 2023. As of March 31, 2024, $82.5 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the first quarter of 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	9,613	$124.21	9,613	$85.9
February 1, 2024 - February 29, 2024	27,131	$125.46	27,131	$82.5
Total	36,744	$125.13	36,744

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended March 31, 2024.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
10.1	Form of Performance Share Agreement for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers.*
10.2	Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers.*
10.3	Form of Corporate Officers' Incentive Plan under the GATX Corporation 2012 Incentive Award Plan.*
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: April 26, 2024