Form 10-Q
period 2024-06-30
GATX CORP
filed 2024-07-25
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

There were 35.6 million common shares outstanding at June 30, 2024.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2024

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequent reports on Form 10-Q, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2024	2023
Assets
Cash and Cash Equivalents	$823.6	$450.7
Restricted Cash	0.2	0.1
Receivables
Rent and other receivables	96.9	87.9
Finance leases (as lessor)	124.7	136.4
Less: allowance for losses	(5.3)	(5.9)
	216.3	218.4

Operating Assets and Facilities	13,675.9	13,081.9
Less: allowance for depreciation	(3,764.1)	(3,670.7)
	9,911.8	9,411.2
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	195.8	212.0
	195.8	212.0

Investments in Affiliated Companies	660.8	627.0
Goodwill	117.3	120.0
Other Assets (includes $1.8 and $0.8 related to assets held for sale)	296.8	286.6
Total Assets	$12,222.6	$11,326.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$209.1	$239.6
Debt
Commercial paper and borrowings under bank credit facilities	10.7	11.0
Recourse	8,235.7	7,388.1
	8,246.4	7,399.1
Lease Obligations (as lessee)
Operating leases	209.3	226.8
	209.3	226.8

Deferred Income Taxes	1,103.8	1,081.1
Other Liabilities	110.6	106.4
Total Liabilities	9,879.2	9,053.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,018,783 and 68,797,027 Outstanding shares — 35,616,553 and 35,464,841	42.7	42.5
Additional paid in capital	836.4	816.1
Retained earnings	3,085.4	3,009.5
Accumulated other comprehensive loss	(184.8)	(167.6)
Treasury stock at cost (33,402,230 and 33,332,186 shares)	(1,436.3)	(1,427.5)
Total Shareholders’ Equity	2,343.4	2,273.0
Total Liabilities and Shareholders’ Equity	$12,222.6	$11,326.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues
Lease revenue	$339.6	$308.6	$672.9	$610.6
Non-dedicated engine revenue	13.7	6.4	26.9	10.9
Marine operating revenue	—	2.0	—	5.5
Other revenue	33.4	26.2	66.8	55.1
Total Revenues	386.7	343.2	766.6	682.1
Expenses
Maintenance expense	96.6	82.3	188.0	166.2
Marine operating expense	—	2.4	—	4.4
Depreciation expense	98.5	92.1	194.5	181.9
Operating lease expense	9.0	9.0	18.0	18.0
Other operating expense	13.8	11.0	27.4	22.0
Selling, general and administrative expense	58.6	52.0	114.5	102.4
Total Expenses	276.5	248.8	542.4	494.9
Other Income (Expense)
Net gain on asset dispositions	25.6	41.1	61.8	88.2
Interest expense, net	(82.8)	(63.7)	(160.6)	(122.7)
Other expense	(10.8)	(4.9)	(10.0)	(8.9)
Income before Income Taxes and Share of Affiliates’ Earnings	42.2	66.9	115.4	143.8
Income taxes	(10.4)	(17.6)	(29.0)	(37.8)
Share of affiliates' earnings, net of taxes	12.6	14.0	32.3	34.7
Net Income	$44.4	$63.3	$118.7	$140.7
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	$(7.6)	$23.1	$(22.0)	$31.9
Unrealized gain (loss) on derivative instruments	0.2	(0.2)	0.3	0.6
Post-retirement benefit plans	—	1.1	4.5	1.0
Other comprehensive (loss) income	(7.4)	24.0	(17.2)	33.5
Comprehensive Income	$37.0	$87.3	$101.5	$174.2

Share Data
Basic earnings per share	$1.22	$1.74	$3.25	$3.88
Average number of common shares	35.8	35.6	35.8	35.6

Diluted earnings per share	$1.21	$1.74	$3.25	$3.87
Average number of common shares and common share equivalents	35.9	35.7	35.9	35.7

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2024	2023
Operating Activities
Net income	$118.7	$140.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	203.8	189.7
Net gains on disposition of owned assets	(61.6)	(89.0)
Asset impairments	—	1.2
Deferred income taxes	23.1	27.8
Share of affiliates’ earnings, net of dividends	(32.3)	(34.7)
Changes in working capital items	(15.8)	22.7
Net cash provided by operating activities	235.9	258.4
Investing Activities
Portfolio investments and capital additions	(820.6)	(873.6)
Portfolio proceeds	105.3	166.5
Proceeds from sales of other assets	15.9	10.9
Proceeds from short-term investments	—	150.0
Other	0.4	1.6
Net cash used in investing activities	(699.0)	(544.6)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,285.0	585.4
Repayments of debt (original maturities longer than 90 days)	(413.5)	(250.0)
Net decrease in debt with original maturities of 90 days or less	—	(6.8)
Stock repurchases	(8.9)	—
Dividends	(43.0)	(40.8)
Other	19.7	11.1
Net cash provided by financing activities	839.3	298.9
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.2)	1.0
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	373.0	13.7
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	450.8	304.0
Cash, Cash Equivalents, and Restricted Cash at end of the period	$823.8	$317.7

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30				Six Months Ended June 30
	2024		2023		2024		2023
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	68.9	$42.6	68.7	$42.4	68.8	$42.5	68.6	$42.4
Issuance of common stock	0.1	0.1	0.1	0.1	0.2	0.2	0.2	0.1
Balance at end of the period	69.0	42.7	68.8	42.5	69.0	42.7	68.8	42.5
Treasury Stock
Balance at beginning of the period	(33.4)	(1,432.1)	(33.3)	(1,424.9)	(33.3)	(1,427.5)	(33.3)	(1,424.9)
Stock repurchases	—	(4.2)	—	—	(0.1)	(8.8)	—	—
Balance at end of the period	(33.4)	(1,436.3)	(33.3)	(1,424.9)	(33.4)	(1,436.3)	(33.3)	(1,424.9)
Additional Paid In Capital
Balance at beginning of the period		828.8		797.5		816.1		792.2
Share-based compensation effects		7.6		10.3		20.3		15.6
Balance at end of the period		836.4		807.8		836.4		807.8
Retained Earnings
Balance at beginning of the period		3,062.4		2,888.6		3,009.5		2,831.5
Net income		44.4		63.3		118.7		140.7
Dividends declared ($0.58 and $0.55 per share QTR and $1.16 and $1.10 YTD)		(21.4)		(20.3)		(42.8)		(40.6)
Balance at end of the period		3,085.4		2,931.6		3,085.4		2,931.6
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(177.4)		(202.1)		(167.6)		(211.6)
Other comprehensive (loss) income		(7.4)		24.0		(17.2)		33.5
Balance at end of the period		(184.8)		(178.1)		(184.8)		(178.1)
Total Shareholders' Equity		$2,343.4		$2,178.9		$2,343.4		$2,178.9

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

In the first quarter of 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely comprised of our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

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

Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2024. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We continue to assess the effect the new guidance will have on our disclosures. We expect the primary impact to be the level of disaggregation disclosed in the effective rate reconciliation table and the addition of income taxes paid by jurisdiction.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	June 30 2024	December 31 2023
Railcars and locomotives	$12,233.7	$11,700.8
Aircraft spare engines	841.0	769.7
Tank containers	244.7	237.7
Buildings, leasehold improvements, and other equipment	252.4	253.0
Other	104.1	120.7
	$13,675.9	$13,081.9
Less: allowance for depreciation	(3,764.1)	(3,670.7)
Net operating assets and facilities	$9,911.8	$9,411.2

Total depreciation expense was $103.0 million and $203.5 million for the three and six months ended June 30, 2024 and $95.9 million and $189.4 million for the three and six months ended June 30, 2023.

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

The following table shows the components of our lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating lease revenue:
Fixed lease revenue	$311.1	$281.7	$616.2	$558.5
Variable lease revenue	25.1	23.9	49.7	46.4
Total operating lease revenue	$336.2	$305.6	$665.9	$604.9
Finance lease revenue	3.4	3.0	7.0	5.7
Total lease revenue	$339.6	$308.6	$672.9	$610.6

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $28.1 million and $56.8 million for the three and six months ended June 30, 2024 and $21.8 million and $45.7 million for the three and six months ended June 30, 2023.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2024 and December 31, 2023.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of June 30, 2024 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2023 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had six instruments outstanding with an aggregate notional amount of $13.1 million as of June 30, 2024 that mature in 2024 and one instrument outstanding with a notional amount of $131.0 million as of December 31, 2023 that matured in 2024. Within the next 12 months, we expect to reclassify $1.4 million ($1.0 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $7.5 million as of June 30, 2024 and $8.0 million as of December 31, 2023. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value June 30, 2024	Fair Value December 31, 2023
Derivative Assets
Foreign exchange contracts (1)	Other assets	$—	$0.5
Foreign exchange contracts (2)	Other assets	0.1	—
Total derivative assets		$0.1	$0.5
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$7.4	$8.0
Foreign exchange contracts (1)	Other liabilities	0.1	—
Foreign exchange contracts (2)	Other liabilities	11.3	10.5
Total derivative liabilities		$18.8	$18.5
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2024 and December 31, 2023, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Recourse debt	$(197.4)	$(196.8)	$(7.4)	$(8.0)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our statements of comprehensive income (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$—	$1.0	$(3.4)	$2.5
Total	$—	$1.0	$(3.4)	$2.5

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Interest expense	$0.4	$0.4	$0.8	$0.8
Other expense	—	0.8	(3.7)	2.4
Total	$0.4	$1.2	$(2.9)	$3.2

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Total interest expense	$(82.8)	$(63.7)	$(160.6)	$(122.7)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(1.0)	2.6	(0.6)	0.3
Derivatives designated as hedging instruments	1.0	(2.6)	0.6	(0.3)
Loss on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.4)	(0.4)	(0.8)	(0.8)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Total other expense	$(10.8)	$(4.9)	$(10.0)	$(8.9)
(Loss) gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into earnings (1)	—	(0.8)	3.7	(2.4)
Loss on non-designated derivative contracts	(0.3)	(7.5)	(1.2)	(11.2)
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$7,659.1	$7,171.3	$7,026.6	$6,614.6
Recourse floating rate debt	576.6	579.6	361.5	362.9
Total	$8,235.7	$7,750.9	$7,388.1	$6,977.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended June 30, 2024 and 2023 (in millions):

	2024 Pension Benefits	2023 Pension Benefits	2024 Retiree Health and Life	2023 Retiree Health and Life
Service cost	$1.6	$1.4	$0.1	$0.1
Interest cost	4.2	4.1	0.1	0.2
Expected return on plan assets	(5.4)	(5.3)	—	—
Settlement accounting adjustment	—	1.4	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.1)
Unrecognized net actuarial loss (gain)	0.3	0.3	(0.2)	(0.2)
Net periodic cost	$0.7	$1.9	$—	$—

The following table shows the components of net periodic cost for the six months ended June 30, 2024 and 2023 (in millions):

	2024 Pension Benefits	2023 Pension Benefits	2024 Retiree Health and Life	2023 Retiree Health and Life
Service cost	$3.0	$2.7	$0.1	$0.1
Interest cost	8.2	8.3	0.3	0.4
Expected return on plan assets	(10.8)	(10.7)	—	—
Settlement accounting adjustment	—	1.4	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.2)
Unrecognized net actuarial loss (gain)	0.5	0.5	(0.3)	(0.3)
Net periodic cost	$0.9	$2.2	$—	$—
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost that is recorded in selling, general and administrative expense was $1.7 million and $3.1 million for the three and six months ended June 30, 2024, and $1.5 million and $2.8 million for the three and six months ended June 30, 2023.

The non-service components totaled income of $1.0 million and $2.2 million for the three and six months ended June 30, 2024. The non-service components totaled expense of $0.4 million for the three months ended June 30, 2023 and income of $0.6 million for the six months ended June 30, 2023.

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $1.4 million of expense for the three and six months ended June 30, 2023.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Share-Based Compensation

During the six months ended June 30, 2024, we granted 194,100 non-qualified employee stock options, 31,970 restricted stock units, 38,940 performance shares, and 11,221 restricted stock units awarded to non-employee directors. For the three and six months ended June 30, 2024, total share-based compensation expense was $5.4 million and $10.8 million and the related tax benefits were $1.4 million and $2.6 million. For the three and six months ended June 30, 2023, total share-based compensation expense was $5.1 million and $8.6 million and the related tax benefits were $1.3 million and $2.2 million.

The estimated fair value of our 2024 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2024
Weighted-average estimated fair value	$45.22
Quarterly dividend rate	$0.58
Expected term of stock options, in years	4.2
Risk-free interest rate	4.0%
Dividend yield	1.8%
Expected stock price volatility	34.7%
Present value of dividends	$8.87

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the six months ended June 30:

	2024	2023
Effective income tax rate	25.1%	26.3%

The decrease in the effective rate for the current year compared to the prior year was primarily due to a release of a Canadian tax reserve, an increase in the incremental benefits associated with equity awards vested or exercised during the current year, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

The following table shows our commercial commitments (in millions):

	June 30 2024	December 31 2023
Standby letters of credit and performance bonds	$8.7	$8.7
Total commercial commitments (1)	$8.7	$8.7
_________
(1)    There were no liabilities recorded on the balance sheet for commercial commitments at June 30, 2024 and December 31, 2023. As of June 30, 2024, our outstanding commitments expire in 2024 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Basic earnings per share:
Net income	$44.4	$63.3	$118.7	$140.7
Less: Net income allocated to participating securities	(0.8)	(1.3)	(2.2)	(2.8)
Net income available to common shareholders	$43.6	$62.0	$116.5	$137.9
Weighted-average shares outstanding - basic	35.8	35.6	35.8	35.6
Basic earnings per share	$1.22	$1.74	$3.25	$3.88

Diluted earnings per share:
Net income	$44.4	$63.3	$118.7	$140.7
Less: Net income allocated to participating securities	(0.8)	(1.3)	(2.2)	(2.8)
Net income available to common shareholders	$43.6	$62.0	$116.5	$137.9
Weighted-average shares outstanding - basic	35.8	35.6	35.8	35.6
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.1	0.1
Weighted-average shares outstanding - diluted	35.9	35.7	35.9	35.7
Diluted earnings per share	$1.21	$1.74	$3.25	$3.87

NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2023	$(106.3)	$(9.9)	$(51.4)	$(167.6)
Change in component	(14.4)	3.4	6.0	(5.0)
Reclassification adjustments into earnings (1)	—	(3.3)	—	(3.3)
Income tax effect	—	—	(1.5)	(1.5)
Accumulated other comprehensive loss at March 31, 2024	$(120.7)	$(9.8)	$(46.9)	$(177.4)
Change in component	(7.6)	—	—	(7.6)
Reclassification adjustments into earnings (1)	—	0.4	0.1	0.5
Income tax effect	—	(0.2)	(0.1)	(0.3)
Accumulated other comprehensive loss at June 30, 2024	$(128.3)	$(9.6)	$(46.9)	$(184.8)
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

On June 30, 2023, a third-party complaint was filed by Norfolk Southern Railway Company and Norfolk Southern Corporation (collectively, “Norfolk Southern”) against GATX and several other parties in the Northern District of Ohio (Eastern Division) for contribution and recovery of environmental damages related to the derailment of a Norfolk Southern train in East Palestine, Ohio that included railcars owned by GATX Corporation. The Company filed a motion to dismiss Norfolk Southern's third-party complaint on September 15, 2023. On March 6, 2024, the Court granted GATX's and the other third-party defendants’ motions and dismissed all Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") claims. The Court also dismissed all state law claims, declining to exercise supplemental jurisdiction over them in light of its dismissal of the CERCLA claims. On March 26, 2024, Norfolk Southern moved the Court for entry of partial final judgment as to the order dismissing the third-party complaint in order to appeal before final judgment the Court’s dismissal order as to GATX and the other third-party defendants. The Court has not yet ruled on Norfolk Southern’s motion. In the interim, on May 23, 2024, Norfolk Southern entered into a Consent Decree settling claims with the United States Department of Justice and Environmental Protection Agency (but not the State of Ohio) to which GATX is not a party.

On July 25, 2023, a separate third-party complaint was filed by Norfolk Southern against GATX and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs who had originally filed the complaint against Norfolk Southern ("Plaintiffs") themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint, and on September 26, 2023, filed a motion to dismiss the Plaintiffs' complaint. Briefing was completed on October 30, 2023, and the Court issued an order on March 13, 2024, denying in part, and granting in part, the Company’s motion against Norfolk Southern and Plaintiffs. The Court held that Norfolk Southern’s contribution action was premature and dismissed the claim without prejudice but otherwise allowed the remaining claims against GATX to proceed. The Court also dismissed Plaintiffs’ claim for medical monitoring but held that Plaintiffs could seek such damages through their other claims, which could proceed. The Court also consolidated an additional action filed against GATX and others titled Almasy, et al. v. Norfolk Southern Corp., et al. by over 40 individual residents, employees and property owners in East Palestine, Ohio. Plaintiffs and Norfolk Southern reached a settlement for $600 million to resolve the consolidated class action claims of those within a 20-mile radius from the derailment, and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. The Court has granted preliminary approval of the settlement. The process is now open for eligible class members to decide whether they will participate or file an objection. The deadline to file a claim is August 22, 2024 and the final approval hearing is scheduled for September 25, 2024. To date, over 40 objections have been filed. Norfolk Southern’s claims against GATX remain unchanged. Trial is currently scheduled for March 31, 2025.

On December 8, 2023, GATX and three other defendants were named as additional defendants in a putative class action lawsuit originally filed in federal court in Pennsylvania against Norfolk Southern by four Pennsylvania school districts and their students. The allegations largely mirror those in the action filed in federal court in Ohio. The amended complaint seeks monetary damages for the Pennsylvania plaintiffs for personal injury and property damage allegedly related to the derailment. The Company and other defendants filed a motion to dismiss on February 23, 2024. Briefing has been completed and the motions remain pending and undecided. The Court has not set any further deadlines.

The Company is vigorously defending itself against each of these lawsuits. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with any of these lawsuits and has not established any accruals for potential liability related to this incident.

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

Engine Leasing is now almost entirely comprised of our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GEL, our business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. The RRPF affiliates manage all of GEL's aircraft spare engines, for which we paid them a fee of $0.9 million and $1.8 million for the three and six months ended June 30, 2024 and $0.5 million and $1.0 million for the three and six months ended June 30, 2023.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended June 30, 2024
Revenues
Lease revenue	$242.1	$82.0	$8.1	$7.4	$339.6
Non-dedicated engine revenue	—	—	13.7	—	13.7
Other revenue	28.3	3.2	—	1.9	33.4
Total Revenues	270.4	85.2	21.8	9.3	386.7
Expenses
Maintenance expense	77.4	18.2	—	1.0	96.6
Depreciation expense	66.8	19.4	8.6	3.7	98.5
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.4	3.6	1.9	1.9	13.8
Total Expenses	159.6	41.2	10.5	6.6	217.9
Other Income (Expense)
Net gain on asset dispositions	24.9	0.7	—	—	25.6
Interest (expense) income, net	(56.4)	(17.5)	(9.7)	0.8	(82.8)
Other expense	(0.3)	(0.7)	(0.1)	(9.7)	(10.8)
Share of affiliates' pre-tax (losses) earnings	(0.2)	—	16.9	—	16.7
Segment profit (loss)	$78.8	$26.5	$18.4	$(6.2)	$117.5
Less:
Selling, general and administrative expense					58.6
Income taxes (includes $4.1 related to affiliates' earnings)					14.5
Net income					$44.4

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$19.8	$—	$—	$—	$19.8
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	5.0	0.7	—	—	5.7
	$24.9	$0.7	$—	$—	$25.6

Capital Expenditures
Portfolio investments and capital additions	$308.1	$59.6	$71.3	$3.0	$442.0

Selected Balance Sheet Data at June 30, 2024
Investments in affiliated companies	$0.2	$—	$660.6	$—	$660.8
Identifiable assets	$7,427.5	$2,237.0	$1,442.0	$1,116.1	$12,222.6
_________
(1)    Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended June 30, 2023
Revenues
Lease revenue	$218.9	$73.1	$8.1	$8.5	$308.6
Non-dedicated engine revenue	—	—	6.4	—	6.4
Marine operating revenue	—	—	2.0	—	2.0
Other revenue	21.5	3.1	—	1.6	26.2
Total Revenues	240.4	76.2	16.5	10.1	343.2
Expenses
Maintenance expense	66.8	14.6	—	0.9	82.3
Marine operating expense	—	—	2.4	—	2.4
Depreciation expense	66.1	16.6	6.1	3.3	92.1
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.7	2.3	1.4	0.6	11.0
Total Expenses	148.6	33.5	9.9	4.8	196.8
Other Income (Expense)
Net gain on asset dispositions	34.1	0.7	6.0	0.3	41.1
Interest (expense) income, net	(44.5)	(13.5)	(6.5)	0.8	(63.7)
Other (expense) income	(2.1)	(2.6)	0.2	(0.4)	(4.9)
Share of affiliates' pre-tax earnings	—	—	20.3	—	20.3
Segment profit	$79.3	$27.3	$26.6	$6.0	$139.2
Less:
Selling, general and administrative expense					52.0
Income taxes (includes $6.3 related to affiliates' earnings)					23.9
Net income					$63.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$30.7	$0.1	$5.9	$0.2	$36.9
Residual sharing income	0.1	—	0.1	—	0.2
Non-remarketing net gains (1)	3.3	0.6	—	0.1	4.0
	$34.1	$0.7	$6.0	$0.3	$41.1

Capital Expenditures
Portfolio investments and capital additions	$161.3	$77.3	$239.0	$9.0	$486.6

Selected Balance Sheet Data at December 31, 2023
Investments in affiliated companies	$0.2	$—	$626.8	$—	$627.0
Identifiable assets	$6,993.8	$2,175.2	$1,355.1	$801.9	$11,326.0
_________
(1)    Includes net gains from scrapping of railcars

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Six Months Ended June 30, 2024
Revenues
Lease revenue	$478.6	$162.6	$16.2	$15.5	$672.9
Non-dedicated engine revenue	—	—	26.9	—	26.9
Other revenue	56.8	6.3	—	3.7	66.8
Total Revenues	535.4	168.9	43.1	19.2	766.6
Expenses
Maintenance expense	150.3	35.7	—	2.0	188.0
Depreciation expense	131.9	38.3	17.0	7.3	194.5
Operating lease expense	18.0	—	—	—	18.0
Other operating expense	13.1	7.1	4.4	2.8	27.4
Total Expenses	313.3	81.1	21.4	12.1	427.9
Other Income (Expense)
Net gain on asset dispositions	59.1	2.0	0.6	0.1	61.8
Interest (expense) income, net	(109.7)	(34.2)	(19.0)	2.3	(160.6)
Other (expense) income	(2.4)	(0.3)	0.2	(7.5)	(10.0)
Share of affiliates' pre-tax earnings	—	—	40.6	—	40.6
Segment profit	$169.1	$55.3	$44.1	$2.0	$270.5
Less:
Selling, general and administrative expense					114.5
Income taxes (includes $8.3 related to affiliates' earnings)					37.3
Net income					$118.7

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$52.7	$0.1	$0.6	$0.1	$53.5
Residual sharing income	0.2	—	—	—	0.2
Non-remarketing net gains (1)	6.2	1.9	—	—	8.1
	$59.1	$2.0	$0.6	$0.1	$61.8

Capital Expenditures
Portfolio investments and capital additions	$629.8	$109.5	$71.3	$10.0	$820.6
_________
(1)    Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Six Months Ended June 30, 2023
Revenues
Lease revenue	$434.0	$143.5	$16.4	$16.7	$610.6
Non-dedicated engine revenue	—	—	10.9	—	10.9
Marine operating revenue	—	—	5.5	—	5.5
Other revenue	45.3	6.0	—	3.8	55.1
Total Revenues	479.3	149.5	32.8	20.5	682.1
Expenses
Maintenance expense	133.7	30.5	—	2.0	166.2
Marine operating expense	—	—	4.4	—	4.4
Depreciation expense	131.6	32.3	11.5	6.5	181.9
Operating lease expense	18.0	—	—	—	18.0
Other operating expense	13.7	4.5	2.3	1.5	22.0
Total Expenses	297.0	67.3	18.2	10.0	392.5
Other Income (Expense)
Net gain on asset dispositions	81.9	1.5	4.5	0.3	88.2
Interest (expense) income, net	(86.8)	(26.0)	(12.2)	2.3	(122.7)
Other (expense) income	(2.5)	(6.9)	(0.3)	0.8	(8.9)
Share of affiliates' pre-tax (losses) earnings	(0.4)	—	48.3	—	47.9
Segment profit	$174.5	$50.8	$54.9	$13.9	$294.1
Less:
Selling, general and administrative expense					102.4
Income taxes (includes $13.2 related to affiliates' earnings)					51.0
Net income					$140.7

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$75.4	$0.5	$5.5	$0.2	$81.6
Residual sharing income	0.2	—	0.2	—	0.4
Non-remarketing net gains (1)	6.3	1.0	—	0.1	7.4
Asset impairments	—	—	(1.2)	—	(1.2)
	$81.9	$1.5	$4.5	$0.3	$88.2

Capital Expenditures
Portfolio investments and capital additions	$457.8	$158.4	$239.0	$18.4	$873.6
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

In the first quarter of 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely comprised of our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2024. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

DISCUSSION OF OPERATING RESULTS

Net income for the six months ended June 30, 2024 was $118.7 million, or $3.25 per diluted share, compared to $140.7 million, or $3.87 per diluted share, for the same period in 2023. Results for the six months ended June 30, 2024 included a net negative impact of $7.4 million ($0.20 per diluted share) from tax adjustments and other items, compared to a net negative impact of $1.1 million ($0.03 per diluted share) from tax adjustments and other items for the six months ended June 30, 2023. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $15.7 million compared to the prior year, largely due to lower asset disposition gains at Rail North America, the absence of the sale of natural gas holdings in the prior year, lower share of affiliates' earnings at the RRPF affiliates, and higher interest expense, partially offset by higher revenue at Rail North America and Rail International and higher non-dedicated engine revenue at Engine Leasing.

Net income for the three months ended June 30, 2024 was $44.4 million, or $1.21 per diluted share, compared to $63.3 million, or $1.74 per diluted share, for the same period in 2023. Results for the three months ended June 30, 2024 included a net negative impact of $8.0 million ($0.22 per diluted share), compared to a net positive impact of $0.2 million ($0.01 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $10.7 million compared to the prior year, largely due to lower asset disposition gains at Rail North America, the absence of the sale of natural gas holdings in the prior year, lower share of affiliates' earnings at the RRPF affiliates, and higher interest expense, partially offset by higher revenue at Rail North America and Rail International and higher non-dedicated engine revenue at Engine Leasing.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Segment Revenues
Rail North America	$270.4	$240.4	$535.4	$479.3
Rail International	85.2	76.2	168.9	149.5
Engine Leasing	21.8	16.5	43.1	32.8
Other	9.3	10.1	19.2	20.5
	$386.7	$343.2	$766.6	$682.1
Segment Profit (Loss)
Rail North America	$78.8	$79.3	$169.1	$174.5
Rail International	26.5	27.3	55.3	50.8
Engine Leasing	18.4	26.6	44.1	54.9
Other	(6.2)	6.0	2.0	13.9
	117.5	139.2	270.5	294.1
Less:
Selling, general and administrative expense	58.6	52.0	114.5	102.4
Income taxes (includes $4.1 and $6.3 QTR and $8.3 and $13.2 YTD related to affiliates' earnings)	14.5	23.9	37.3	51.0
Net Income (GAAP)	$44.4	$63.3	$118.7	$140.7

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$52.4	$63.1	$126.1	$141.8
Diluted earnings per share (GAAP)	$1.21	$1.74	$3.25	$3.87
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$1.43	$1.73	$3.45	$3.90

Investment Volume	$442.0	$486.6	$820.6	$873.6

The following table shows our return on equity for the trailing 12 months ended June 30:

	2024	2023
Return on Equity (GAAP)	10.5%	10.5%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	10.7%	11.4%
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

RAIL NORTH AMERICA

Segment Summary

Supply of existing railcars remained tight for most railcar types, and Rail North America continued to capitalize on current market conditions for both lease rates and lease terms. Utilization was 99.3% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues
Lease revenue	$242.1	$218.9	$478.6	$434.0
Other revenue	28.3	21.5	56.8	45.3
Total Revenues	270.4	240.4	535.4	479.3

Expenses
Maintenance expense	77.4	66.8	150.3	133.7
Depreciation expense	66.8	66.1	131.9	131.6
Operating lease expense	9.0	9.0	18.0	18.0
Other operating expense	6.4	6.7	13.1	13.7
Total Expenses	159.6	148.6	313.3	297.0

Other Income (Expense)
Net gain on asset dispositions	24.9	34.1	59.1	81.9
Interest expense, net	(56.4)	(44.5)	(109.7)	(86.8)
Other expense	(0.3)	(2.1)	(2.4)	(2.5)
Share of affiliates' pre-tax losses	(0.2)	—	—	(0.4)
Segment Profit	$78.8	$79.3	$169.1	$174.5

Investment Volume	$308.1	$161.3	$629.8	$457.8

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Railcars	$218.2	$198.2	$431.9	$393.0
Boxcars	17.1	14.2	33.3	28.0
Locomotives	6.8	6.5	13.4	13.0
Total	$242.1	$218.9	$478.6	$434.0

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Beginning balance	101,219	100,585	100,656	101,167	101,687
Railcars added	358	791	1,688	1,422	1,337
Railcars scrapped	(316)	(292)	(354)	(375)	(389)
Railcars sold	(676)	(428)	(823)	(527)	(549)
Ending balance	100,585	100,656	101,167	101,687	102,086
Utilization rate at quarter end (1)	99.3%	99.3%	99.3%	99.4%	99.3%
Renewal success rate (2)	85.3%	83.6%	87.1%	83.4%	84.1%
Active railcars at quarter end (3)	99,871	99,933	100,498	101,106	101,401
Average active railcars (4)	100,230	99,796	100,197	100,677	101,181
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

As of June 30, 2024, leases for approximately 11,700 tank and freight cars and approximately 1,400 boxcars were scheduled to expire over the remainder of 2024. These amounts exclude railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, will be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At June 30, 2024, 4,319 railcars have been ordered pursuant to the terms of the agreement, of which 2,312 railcars have been delivered.

In 2018, we amended a long-term supply agreement with Trinity to extend the term to December 2023, and we agreed to purchase 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through 2023. As of June 30, 2024, all 4,800 railcars have been ordered and delivered.

In 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we agreed to purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019 and ending in December 2023. ARI's railcar manufacturing business was acquired by a subsidiary of The Greenbrier Companies, Inc. on July 26, 2019, and such subsidiary assumed all of ARI's obligations under our long-term supply agreement. As of June 30, 2024, all 7,650 railcars have been ordered and delivered.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q23
3Q23
4Q23
1Q24
2Q24
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

During the second quarter of 2024, the renewal rate change of the LPI was positive 29.4%, compared to positive 33.0% in the prior quarter, and positive 33.1% in the second quarter of 2023. Lease terms on renewals for railcars in the LPI averaged 61 months in the current quarter, compared to 64 months in the prior quarter, and 61 months in the second quarter of 2023.

Lease Price Index
60%
50%
40%
30%
20%
10%
0%
Avg Renewal Lease Rate Change
70
60
50
40
30
Avg Renewal Term (months)
61
65
65
64
61
33.1%
33.4%
33.5%
33.0%
29.4%
2Q23
3Q23
4Q23
1Q24
2Q24
Average Renewal Lease Rate Change
Average Renewal Lease Term

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Beginning balance	8,789	8,959	9,087	9,311	9,670
Boxcars added	279	316	424	587	—
Boxcars scrapped	(109)	(95)	(152)	(228)	(555)
Boxcars sold	—	(93)	(48)	—	(125)
Ending balance	8,959	9,087	9,311	9,670	8,990
Utilization rate at quarter end (1)	99.8%	99.7%	100.0%	99.8%	99.8%
Active boxcars at quarter end (2)	8,942	9,062	9,310	9,651	8,971
Average active railcars (3)	8,855	8,985	9,207	9,583	9,304
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

Comparison of Reported Results for the First Six Months of 2024 to the First Six Months of 2023

Segment Profit

In the six months ended June 30, 2024, segment profit of $169.1 million decreased 3.1% compared to $174.5 million for the same period in the prior year. The decrease was primarily due to lower net gain on asset dispositions and higher interest expense, largely offset by higher lease revenue. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period.

Revenues

In the six months ended June 30, 2024, lease revenue increased $44.6 million, or 10.3%, driven by higher lease rates and more railcars on lease. Other revenue increased $11.5 million due to higher repair revenue.

Expenses

In the six months ended June 30, 2024, maintenance expense increased $16.6 million, driven by higher costs of repairs, more regulatory compliance events, and more repairs performed by the railroads. Depreciation expense increased $0.3 million due to the timing of new railcar investments and dispositions, offset by a change in the useful lives of certain railcars. Other operating expense decreased $0.6 million primarily due to lower switching and freight costs.

Other Income (Expense)

In the six months ended June 30, 2024, net gain on asset dispositions decreased $22.8 million due to fewer railcars sold, lower gains on railcars converted to finance leases, and lower net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $22.9 million, driven by a higher average interest rate and a higher average debt balance.

Investment Volume

During the six months ended June 30, 2024, investment volume was $629.8 million compared to $457.8 million in the same period in 2023. We acquired 2,200 newly built railcars and purchased 1,247 railcars in the secondary market in the six months ended June 30, 2024, compared to 1,619 newly built railcars and 1,021 railcars in the secondary market in the same period in 2023.

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

Comparison of Reported Results for the Second Quarter of 2024 to the Second Quarter of 2023

Segment Profit

In the three months ended June 30, 2024, segment profit of $78.8 million decreased 0.6% compared to $79.3 million for the same period in the prior year. The decrease was primarily due to lower net gain on asset dispositions, higher interest expense, and higher maintenance expense, largely offset by higher lease revenue. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period.

Revenues

In the three months ended June 30, 2024, lease revenue increased $23.2 million, or 10.6%, driven by higher lease rates and more railcars on lease. Other revenue increased $6.8 million due to higher repair revenue.

Expenses

In the three months ended June 30, 2024, maintenance expense increased $10.6 million, driven by higher costs of repairs, more regulatory compliance events, and more repairs performed by the railroads. Depreciation expense increased $0.7 million due to the timing of new railcar investments and dispositions, offset by a change in the useful lives of certain railcars. Other operating expense decreased $0.3 million primarily due to lower switching and freight costs.

Other Income (Expense)

In the three months ended June 30, 2024, net gain on asset dispositions decreased $9.2 million due primarily to lower net gains on railcars sold in the current year, partially offset by higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $11.9 million, driven by a higher average interest rate and a higher average debt balance.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the six months of 2024 and continued to grow its fleet. GRE experienced renewal lease rate increases for most railcar types in the period. Utilization was 95.8% at the end of the current quarter.

Our rail business in India ("Rail India") increased its fleet size in the first six months of 2024 and continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained robust, driven by continued growth in the economy and infrastructure development. Utilization was 100.0% at the end of the current quarter.

In the first quarter of 2023, we sold Rail Russia and recorded a gain of $0.3 million upon completion of the sale.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues
Lease revenue	$82.0	$73.1	$162.6	$143.5
Other revenue	3.2	3.1	6.3	6.0
Total Revenues	85.2	76.2	168.9	149.5

Expenses
Maintenance expense	18.2	14.6	35.7	30.5
Depreciation expense	19.4	16.6	38.3	32.3
Other operating expense	3.6	2.3	7.1	4.5
Total Expenses	41.2	33.5	81.1	67.3

Other Income (Expense)
Net gain on asset dispositions	0.7	0.7	2.0	1.5
Interest expense, net	(17.5)	(13.5)	(34.2)	(26.0)
Other expense	(0.7)	(2.6)	(0.3)	(6.9)
Segment Profit	$26.5	$27.3	$55.3	$50.8

Investment Volume	$59.6	$77.3	$109.5	$158.4

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Beginning balance	28,461	28,759	29,102	29,216	29,371
Railcars added	376	446	371	322	388
Railcars scrapped or sold	(78)	(103)	(257)	(167)	(110)
Ending balance	28,759	29,102	29,216	29,371	29,649
Utilization rate at quarter end (1)	96.9%	96.0%	95.9%	95.3%	95.8%
Active railcars at quarter end (2)	27,875	27,947	28,004	27,998	28,417
Average active railcars (3)	27,973	27,884	28,003	27,984	28,198
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

The general decline in GRE's fleet utilization was primarily due to weakness in the intermodal market. At June 30, 2024, GRE owned 2,210 intermodal railcars.

As of June 30, 2024, leases for approximately 5,969 railcars were scheduled to expire over the remainder of 2024. This amount excludes railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q23
3Q23
4Q23
1Q24
2Q24
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Beginning balance	6,351	6,927	7,884	8,805	9,501
Railcars added	576	957	921	696	408
Railcars scrapped or sold	—	—	—	—	(5)
Ending balance	6,927	7,884	8,805	9,501	9,904
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	6,927	7,884	8,805	9,501	9,904
Average active railcars (3)	6,584	7,366	8,321	9,089	9,711
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

Rail India Fleet
10,000
7,500
5,000
2,500
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q23
3Q23
4Q23
1Q24
2Q24
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Six Months of 2024 to the First Six Months of 2023

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the six months ended June 30, 2024, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $0.3 million and negatively impacted segment profit, excluding other income (expense), by approximately $1.1 million compared to the same period in 2023.

Segment Profit

In the six months ended June 30, 2024, segment profit of $55.3 million increased 8.9% compared to $50.8 million for the same period in the prior year. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Excluding these items, results for Rail International were $4.8 million higher compared to the same period in the prior year. The increase was primarily due to more railcars on lease and higher lease rates at both GRE and Rail India, partially offset by higher maintenance expense at GRE and higher interest expense.

Revenues

In the six months ended June 30, 2024, lease revenue increased $19.1 million, or 13.3%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates. Other revenue increased $0.3 million, driven by higher line haul revenue, partially offset by lower repair revenue.

Expenses

In the six months ended June 30, 2024, maintenance expense increased $5.2 million, primarily due to more repairs performed, higher costs for repairs, higher wheelset costs, and the impact of foreign exchange rates. Depreciation expense increased $6.0 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the six months ended June 30, 2024, net gain on asset dispositions increased $0.5 million, driven by higher net scrapping gains due to more railcars scrapped at a higher scrap price per ton. Net interest expense increased $8.2 million, due to a higher average debt balance and a higher average interest rate. Other expense was favorable by $6.6 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During the six months ended June 30, 2024, investment volume was $109.5 million compared to $158.4 million in the same period in 2023. In the six months ended June 30, 2024, GRE acquired 710 newly built railcars compared to 878 newly built railcars for the same period in 2023, and Rail India acquired 1,104 newly built railcars in the current year compared to 1,055 newly built railcars for the same period in 2023.

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

Comparison of Reported Results for the Second Quarter of 2024 to the Second Quarter of 2023

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended June 30, 2024, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $0.7 million and negatively impacted segment profit, excluding other income (expense), by approximately $1.1 million compared to the same period in 2023.

Segment Profit

In the three months ended June 30, 2024, segment profit of $26.5 million decreased 2.9% compared to $27.3 million for the same period in the prior year. The decrease was primarily due to higher maintenance expense at GRE and higher interest expense, offset by more railcars on lease and higher lease rates at both GRE and Rail India.

Revenues

In the three months ended June 30, 2024, lease revenue increased $8.9 million, or 12.2%, due to more railcars on lease and higher lease rates at GRE and Rail India, partially offset by the impact of foreign exchange rates. Other revenue was comparable to the same period in the prior year, as higher line haul revenue was offset by lower repair revenue.

Expenses

In the three months ended June 30, 2024, maintenance expense increased $3.6 million, primarily due to more repairs performed, higher costs for repairs, higher wheelset costs, and the impact of foreign exchange rates. Depreciation expense increased $2.8 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the three months ended June 30, 2024, net gain on asset dispositions was comparable to the same period in the prior year. Net interest expense increased $4.0 million, due to a higher average debt balance and a higher average interest rate. Other expense was favorable by $1.9 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

ENGINE LEASING

Segment Summary

As disclosed previously, as of December 31, 2023, we have sold all of our marine assets and no longer have any marine operations. As a result, we have changed the name of this business segment from Portfolio Management to Engine Leasing to reflect the prospective operations of the segment.

Engine Leasing's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce, a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $40.6 million and $16.9 million for the six months and three months ended June 30, 2024, compared to $48.3 million and $20.3 million for the same periods in 2023. The operating environment for the RRPF affiliates was robust, and demand for international air passenger travel remained strong.

Engine Leasing also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. In the second quarter of 2024, GEL acquired three aircraft spare engines for $71.3 million. As of June 30, 2024, GEL owned 32 aircraft spare engines, with 14 on long-term leases with airline customers and 18 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.8 million and $0.9 million for the six months and three months ended June 30, 2024 and $1.0 million and $0.5 million for the same periods in 2023.

During the second quarter of 2023, we sold our natural gas holdings and recorded a gain of $5.7 million.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues
Lease revenue	$8.1	$8.1	$16.2	$16.4
Non-dedicated engine revenue	13.7	6.4	26.9	10.9
Marine operating revenue	—	2.0	—	5.5
Total Revenues	21.8	16.5	43.1	32.8

Expenses
Marine operating expense	—	2.4	—	4.4
Depreciation expense	8.6	6.1	17.0	11.5
Other operating expense	1.9	1.4	4.4	2.3
Total Expenses	10.5	9.9	21.4	18.2

Other Income (Expense)
Net gain on asset dispositions	—	6.0	0.6	4.5
Interest expense, net	(9.7)	(6.5)	(19.0)	(12.2)
Other (expense) income	(0.1)	0.2	0.2	(0.3)
Share of affiliates' pre-tax earnings	16.9	20.3	40.6	48.3
Segment Profit	$18.4	$26.6	$44.1	$54.9

Investment Volume	$71.3	$239.0	$71.3	$239.0

The following table shows the net book values of Engine Leasing's assets (in millions):

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Investment in RRPF Affiliates	$611.3	$626.5	$626.8	$647.2	$660.6
GEL owned aircraft spare engines	702.5	722.4	714.0	705.6	768.4
Specialized Gas Vessels	8.9	11.4	—	—	—
Other owned assets	48.9	9.1	14.3	23.3	13.0
Total assets	$1,371.6	$1,369.4	$1,355.1	$1,376.1	$1,442.0

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Beginning balance	395	392	395	399	405
Engine acquisitions	3	5	5	8	6
Engine dispositions	(6)	(2)	(1)	(2)	(3)
Ending balance	392	395	399	405	408
Utilization rate at quarter end (1)	95.9%	95.7%	95.5%	97.3%	97.3%
Average leased engines (2)	375	377	379	386	395
Net book value of engines (in millions)	$4,106.6	$4,100.9	$4,067.2	$4,157.2	$4,170.0
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
2Q23
3Q23
4Q23
1Q24
2Q24
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Beginning balance	19	28	29	29	29
Engines added	9	1	—	—	3
Ending balance	28	29	29	29	32

Comparison of Reported Results for the First Six Months of 2024 to the First Six Months of 2023

Segment Profit

In the six months ended June 30, 2024, segment profit was $44.1 million, compared to segment profit of $54.9 million for the same period in the prior year. Segment profit included $0.6 million of gains in 2024 and $1.4 million of losses in 2023 associated with the Specialized Gas Vessels. Excluding the impact of these items, results for Engine Leasing were $12.8 million lower than 2023. Lower earnings at the RRPF affiliates, resulting from lower remarketing income, and the absence of the gain on the sale of natural gas holdings recorded in the prior year, were partially offset by higher earnings from GEL operations.

Revenues

In the six months ended June 30, 2024, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $16.0 million due to aircraft spare engines acquired in 2023 and 2024 and utilized in the engine capacity agreement with Rolls-Royce. Marine operating revenue decreased $5.5 million, driven by the final sales of the Specialized Gas Vessels in 2023.

Expenses

In the six months ended June 30, 2024, marine operating expense decreased $4.4 million, due to the sale of the Specialized Gas Vessels in 2023. Depreciation expense increased $5.5 million, due to aircraft spare engines acquired in 2023 and 2024.

Other Income (Expense)

In the six months ended June 30, 2024, net gain on asset dispositions was unfavorable by $3.9 million, driven by the absence of gains recorded in 2023 for the sale of natural gas holdings and gains on the sales of the Specialized Gas Vessels in 2023 and related post-closing adjustments recorded in both 2023 and 2024.

In the six months ended June 30, 2024, income from our share of affiliates' earnings decreased $7.7 million, driven by lower remarketing income, partially offset by higher income from operations.

Investment Volume

In the six months ended June 30, 2024, investment volume was $71.3 million, compared to $239.0 million in the same period in 2023. In the six months ended June 30, 2024, GEL acquired three aircraft spare engines compared to nine in the same period in 2023.

Comparison of Reported Results for the Second Quarter of 2024 to the Second Quarter of 2023

Segment Profit

In the three months ended June 30, 2024, segment profit was $18.4 million, compared to segment profit of $26.6 million for the same period in the prior year. Segment profit in 2023 included $0.2 million of gains associated with the Specialized Gas Vessels. Excluding the impact of these items, results for Engine Leasing were $8.0 million lower than 2023. The absence of the gain on the sale of natural gas holdings recorded in the prior year and lower earnings at the RRPF affiliates, resulting from lower remarketing income, were partially offset by higher earnings from GEL operations.

Revenues

In the three months ended June 30, 2024, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $7.3 million due to aircraft spare engines acquired in 2023 and 2024 and utilized in the engine capacity agreement with Rolls-Royce. Marine operating revenue decreased $2.0 million, driven by the final sales of the Specialized Gas Vessels in 2023.

Expenses

In the three months ended June 30, 2024, marine operating expense decreased $2.4 million, due to the sale of the Specialized Gas Vessels in 2023. Depreciation expense increased $2.5 million, due to aircraft spare engines acquired in 2023 and 2024.

Other Income (Expense)

In the three months ended June 30, 2024, net gain on asset dispositions was unfavorable by $6.0 million, driven by the absence of gains recorded in 2023 for both the sale of natural gas holdings and the sale of the Specialized Gas Vessel.

In the three months ended June 30, 2024, income from our share of affiliates' earnings decreased $3.4 million, driven by lower remarketing income, partially offset by higher income from operations.

OTHER

Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

In the second quarter of 2024, GATX recorded reserves of $10.7 million for its share of anticipated environmental remediation costs arising out of prior operations and legacy businesses. The majority of the amount relates to a previously owned facility that GATX sold in 1974, while the remainder of the amount relates to a landfill that GATX entities previously utilized, which was closed in 1986.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Trifleet revenue	$9.3	$10.1	$19.2	$20.5

Trifleet segment profit	$0.5	$3.5	$3.2	$7.2
Unallocated interest income	2.9	2.7	6.4	5.7
Other (expense) income, including eliminations	(9.6)	(0.2)	(7.6)	1.0
Segment (Loss) Profit	$(6.2)	$6.0	$2.0	$13.9

Selling, general and administrative expense	$58.6	$52.0	$114.5	$102.4

Investment Volume	$3.0	$9.0	$10.0	$18.4

Trifleet Summary

The tank container leasing market remained soft across certain regions in the second quarter of 2024, but has shown some early signs of improvement. Utilization was 86.0% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's tank containers for the quarter ended:

	June 30 2023	September 30 2023	December 31 2023	March 31 2024	June 30 2024
Ending balance - owned and managed	22,870	23,333	23,931	24,448	24,663
Utilization rate at quarter-end - owned and managed (1)	91.5%	89.6%	87.3%	85.5%	86.0%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $12.1 million for the six months ended June 30, 2024 compared to the same period in the prior year. SG&A increased $6.6 million for the three months ended June 30, 2024 compared to the same period in the prior year. Both variances were driven by higher employee-related expenses, including higher share-based compensation expense, and higher information technology expense.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other (expense) income, including eliminations was unfavorable by $8.6 million for the six months ended June 30, 2024 compared to the same period in the prior year. Other (expense) income, including eliminations was unfavorable by $9.4 million in the three months ended June 30, 2024 compared to the same period in the prior year. Both variances were driven by environmental reserves recorded, as noted above, partially offset by the absence of pension settlement charges recorded in the prior year.

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

As of June 30, 2024, we had an unrestricted cash balance of $823.6 million. We also have a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2029 and a $350 million 3-year unsecured revolving credit facility in the United States that matures in 2027, both of which are fully available as of June 30, 2024.

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30 (in millions):

	2024	2023
Net cash provided by operating activities	$235.9	$258.4
Net cash used in investing activities	(699.0)	(544.6)
Net cash provided by financing activities	839.3	298.9
Effect of exchange rate changes on cash and cash equivalents	(3.2)	1.0
Net increase in cash, cash equivalents, and restricted cash during the period	$373.0	$13.7

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 decreased $22.5 million compared to the same period in 2023. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher payments for interest, income taxes, maintenance, and other operating expenses were partially offset by higher cash receipts from revenue.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the six months ended June 30 (in millions):

	2024	2023
Portfolio investments and capital additions (1)	$(820.6)	$(873.6)
Portfolio proceeds (2)	105.3	166.5
Proceeds from short-term investments (3)	—	150.0
Other investing activity	16.3	12.5
Net cash used in investing activities	$(699.0)	$(544.6)
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

The decrease in portfolio investments and capital additions of $53.0 million for the six months ended June 30, 2024 was primarily due to fewer aircraft spare engines acquired at GEL, fewer railcars acquired at GRE, and fewer tank containers acquired at Trifleet, partially offset by more railcars acquired at Rail North America. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds decreased by $61.2 million for the six months ended June 30, 2024, resulting from fewer railcars sold at Rail North America in the current year and the absence of proceeds from the sales of two Specialized Gas Vessels at Engine Leasing and the sale of Rail Russia at Rail International in the prior year.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows from financing activities for the six months ended June 30 (in millions):

	2024	2023
Net proceeds from issuance of debt (original maturities longer than 90 days)	$1,285.0	$585.4
Repayments of debt (original maturities longer than 90 days)	(413.5)	(250.0)
Net decrease in debt with original maturities of 90 days or less	—	(6.8)
Dividends	(43.0)	(40.8)
Stock repurchases (1)	(8.9)	—
Other	19.7	11.1
Net cash provided by financing activities	$839.3	$298.9
_________
(1)    In the six months ended June 30, 2024 we repurchased 70,044 shares of common stock for $8.9 million. We did not repurchase any shares of common stock during the same period in 2023.

The following table shows the activity on our long-term debt principal in the six months ended June 30, 2024 (in millions):

	December 31 2023	Issuances	Payments	Impact of Foreign Exchange Rates	June 30 2024
U.S. debt	$6,450.0	$950.0	$(300.0)	$—	$7,100.0
Europe debt (1)	899.6	305.3	(113.5)	(29.8)	1,061.6
India debt (2)	101.0	36.1	—	(0.3)	136.8
Total debt principal	$7,450.6	$1,291.4	$(413.5)	$(30.1)	$8,298.4
__________
(1)    Denominated in euros, but presented in U.S. dollars in this table.
(2)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued during the six months ended June 30, 2024:

U.S. debt
•$350.0 million of 3-year unsecured fixed rate debt at a 5.430% yield
•$200.0 million of 10-year unsecured fixed rate debt at a 5.700% yield
•$400.0 million of 30-year unsecured fixed rate debt at a 6.053% yield

Europe debt
•€121.0 million ($132.0 million) of 2-year unsecured floating rate debt at Trifleet, currently 5.437%*
•€50.0 million ($54.4 million) of 7-year unsecured floating rate debt at GRE, currently 5.642%*
•€75.0 million ($81.1 million) of 5-year unsecured floating rate debt at GRE, currently 5.359%*
•€35.0 million ($37.8 million) of 3-year unsecured fixed rate debt at GRE at a 4.371% yield

India debt
•INR 2.0 billion ($24.1 million) in two tranches from a 5-year delayed draw term loan at fixed rates of 8.43% and 8.55%
•INR 1.0 billion ($12.0 million) from a separate 5-year delayed draw term loan at a fixed rate of 8.88%
__________
(*)    Floating rates are based on the applicable interest rate as of June 30, 2024

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2024 (in millions):

	Material Cash Obligations by Period
	Total	2024 (1)	2025	2026	2027	2028	Thereafter
Recourse debt	$8,298.4	$107.1	$655.9	$607.5	$842.2	$733.3	$5,352.4
Interest on recourse debt (2)	3,541.5	182.0	360.3	339.9	311.8	272.9	2,074.6
Commercial paper and credit facilities	10.7	10.7	—	—	—	—	—
Operating lease obligations	237.0	17.5	37.0	45.4	38.8	25.4	72.9
Purchase commitments (3)	2,402.9	517.0	583.5	527.5	396.2	378.7	—
Total	$14,490.5	$834.3	$1,636.7	$1,520.3	$1,589.0	$1,410.3	$7,499.9
_________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2024.
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

During the second quarter of 2024, we entered into a new $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2029. The new credit facility contains two one-year extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of June 30, 2024, the full $600 million was available under this facility. We also entered into a new $350 million, 3-year unsecured revolving credit facility in the United States, expiring in May 2027. This facility also has two one-year extension options. This replaced our prior $250 million 3-year unsecured revolving credit facility, which was terminated upon entry into the new credit facility. As of June 30, 2024, the full $350 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of June 30, 2024, €25.0 million was available under these credit facilities. At June 30, 2024, we had $10.7 million of outstanding short-term borrowings under bank credit facilities at our European subsidiaries. The weighted average interest rate of these outstanding borrowings during the six months ended June 30, 2024 was 4.5%.

Delayed Draw Term Loans

As of June 30, 2024, we had INR 3.0 billion ($36.0 million) available under an outstanding delayed draw term loan in India.

Restrictive Covenants

Our $600 million and $350 million revolving credit facilities contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Some of our bank term loans and other loan agreements have the same financial covenants as these facilities.

The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

At June 30, 2024, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €870.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At June 30, 2024, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of June 30, 2024:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(823.6)	$(479.1)	$(450.7)	$(203.1)	$(317.5)
Commercial paper and bank credit facilities	10.7	10.8	11.0	12.3	10.9
Recourse debt	8,235.7	7,624.5	7,388.1	6,835.6	6,785.6
Operating lease obligations	209.3	215.2	226.8	233.2	241.1
Total debt and lease obligations, net of unrestricted cash	$7,632.1	$7,371.4	$7,175.2	$6,878.0	$6,720.1

Total recourse debt (1)	$7,632.1	$7,371.4	$7,175.2	$6,878.0	$6,720.1
Shareholders' Equity	$2,343.4	$2,324.3	$2,273.0	$2,174.5	$2,178.9
Recourse Leverage (2)	3.3	3.2	3.2	3.2	3.1
_________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. During the six months ended June 30, 2024, we repurchased 70,044 shares of common stock for $8.9 million, excluding commissions. No share repurchases were completed during the same period in 2023. As of June 30, 2024, $78.2 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2024. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net income (GAAP)	$44.4	$63.3	$118.7	$140.7
Adjustments attributable to consolidated pre-tax income:
Environmental reserves (1)	$10.7	$—	$10.7	$—
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (2)	—	(0.2)	(0.6)	1.4
Net gain on Rail Russia at Rail International (3)	—	—	—	(0.3)
Total adjustments attributable to consolidated pre-tax income	$10.7	$(0.2)	$10.1	$1.1
Income taxes thereon, based on applicable effective tax rate	$(2.7)	$—	$(2.7)	$—
Net income, excluding tax adjustments and other items (non-GAAP)	$52.4	$63.1	$126.1	$141.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Diluted earnings per share (GAAP)	$1.21	$1.74	$3.25	$3.87
Adjustments attributable to consolidated income, net of taxes:
Environmental reserves (1)	0.22	—	0.22	—
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (2)	—	(0.01)	(0.02)	0.04
Net gain on Rail Russia at Rail International (3)	—	—	—	(0.01)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.43	$1.73	$3.45	$3.90

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2024	2023
Net income (GAAP)	$237.2	$218.2

Adjustments attributable to consolidated pre-tax income:
Environmental reserves (1)	$10.7	$—
Net loss on Specialized Gas Vessels at Engine Leasing (2)	2.0	4.2
Net loss on Rail Russia at Rail International (3)	—	14.3
Total adjustments attributable to consolidated pre-tax income	$12.7	$18.5
Income taxes thereon, based on applicable effective tax rate	$(2.7)	$—

Other income tax adjustments attributable to consolidated income:
Income tax rate change (4)	$(3.0)	$—
Net operating loss valuation allowance adjustment (5)	(2.3)	—
Total other income tax adjustments attributable to consolidated income	$(5.3)	$—

Net income, excluding tax adjustments and other items (non-GAAP)	$241.9	$236.7
_________
(1)    Reserves recorded for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses.
(2)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(3)    In 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In the first quarter of 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(4)    Deferred income tax adjustment attributable to state tax rate reductions in 2023.
(5)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.

	2024	2023
Return on Equity (GAAP)	10.5%	10.5%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	10.7%	11.4%

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2024, we repurchased 33,300 shares of common stock for $4.3 million under the share repurchase program compared to no share repurchases completed during the second quarter of 2023. As of June 30, 2024, $78.2 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the second quarter of 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	22,489	$126.42	22,489	$79.6
May 1, 2024 - May 31, 2024	4,746	$134.66	4,746	$79.0
June 1, 2024 - June 30, 2024	6,065	$128.31	6,065	$78.2
Total	33,300	$127.94	33,300

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended June 30, 2024.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

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

10.1
Five Year Credit Agreement dated as of May 21, 2024, among GATX Corporation, as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, BMO Bank N.A., CIBC Bank USA, KeyBank National Association, Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, National Association and U.S. Bank, National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto, is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K filed May 22, 2024, file number 1-2328.

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

Date: July 25, 2024