Form 10-Q
period 2024-09-30
GATX CORP
filed 2024-10-24
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

There were 35.5 million common shares outstanding at September 30, 2024.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30	December 31
	2024	2023
Assets
Cash and Cash Equivalents	$503.7	$450.7
Restricted Cash	0.1	0.1
Receivables
Rent and other receivables	93.9	87.9
Finance leases (as lessor)	124.8	136.4
Less: allowance for losses	(5.3)	(5.9)
	213.4	218.4

Operating Assets and Facilities	14,243.1	13,081.9
Less: allowance for depreciation	(3,866.7)	(3,670.7)
	10,376.4	9,411.2
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	173.5	212.0
	173.5	212.0

Investments in Affiliated Companies	690.3	627.0
Goodwill	120.9	120.0
Other Assets (includes $0.4 and $0.8 related to assets held for sale)	301.6	286.6
Total Assets	$12,379.9	$11,326.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$210.1	$239.6
Debt
Commercial paper and borrowings under bank credit facilities	11.1	11.0
Recourse	8,293.5	7,388.1
	8,304.6	7,399.1
Lease Obligations (as lessee)
Operating leases	187.5	226.8
	187.5	226.8

Deferred Income Taxes	1,132.2	1,081.1
Other Liabilities	108.8	106.4
Total Liabilities	9,943.2	9,053.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,037,897 and 68,797,027 Outstanding shares — 35,539,311 and 35,464,841	42.7	42.5
Additional paid in capital	840.9	816.1
Retained earnings	3,153.0	3,009.5
Accumulated other comprehensive loss	(150.6)	(167.6)
Treasury stock at cost (33,498,586 and 33,332,186 shares)	(1,449.3)	(1,427.5)
Total Shareholders’ Equity	2,436.7	2,273.0
Total Liabilities and Shareholders’ Equity	$12,379.9	$11,326.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues
Lease revenue	$351.7	$317.2	$1,024.6	$927.8
Non-dedicated engine revenue	18.1	13.6	45.0	24.5
Marine operating revenue	—	0.6	—	6.1
Other revenue	35.6	28.7	102.4	83.8
Total Revenues	405.4	360.1	1,172.0	1,042.2
Expenses
Maintenance expense	95.9	87.9	283.9	254.1
Marine operating expense	—	1.0	—	5.4
Depreciation expense	103.4	96.2	297.9	278.1
Operating lease expense	8.0	9.0	26.0	27.0
Other operating expense	14.1	12.0	41.5	34.0
Selling, general and administrative expense	57.2	51.0	171.7	153.4
Total Expenses	278.6	257.1	821.0	752.0
Other Income (Expense)
Net gain on asset dispositions	48.5	16.9	110.3	105.1
Interest expense, net	(88.9)	(68.1)	(249.5)	(190.8)
Other (expense) income	(0.9)	1.8	(10.9)	(7.1)
Income before Income Taxes and Share of Affiliates’ Earnings	85.5	53.6	200.9	197.4
Income taxes	(22.9)	(14.5)	(51.9)	(52.3)
Share of affiliates' earnings, net of taxes	26.4	13.4	58.7	48.1
Net Income	$89.0	$52.5	$207.7	$193.2
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	$33.8	$(40.6)	$11.8	$(8.7)
Unrealized gain on derivative instruments	0.4	0.8	0.7	1.4
Post-retirement benefit plans	—	(2.0)	4.5	(1.0)
Other comprehensive income (loss)	34.2	(41.8)	17.0	(8.3)
Comprehensive Income	$123.2	$10.7	$224.7	$184.9

Share Data
Basic earnings per share	$2.44	$1.44	$5.70	$5.32
Average number of common shares	35.8	35.7	35.8	35.6

Diluted earnings per share	$2.43	$1.44	$5.68	$5.30
Average number of common shares and common share equivalents	35.9	35.8	35.9	35.7

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2024	2023
Operating Activities
Net income	$207.7	$193.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	311.8	289.8
Net gains on disposition of owned assets	(110.0)	(105.6)
Asset impairments	—	1.2
Deferred income taxes	42.0	38.7
Share of affiliates’ earnings, net of dividends	(58.7)	(48.1)
Changes in working capital items	3.3	30.9
Net cash provided by operating activities	396.1	400.1
Investing Activities
Portfolio investments and capital additions	(1,325.1)	(1,237.5)
Portfolio proceeds	171.7	208.2
Proceeds from sales of other assets	20.2	16.4
Proceeds from short-term investments	—	150.0
Other	1.8	2.3
Net cash used in investing activities	(1,131.4)	(860.6)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,297.0	909.2
Repayments of debt (original maturities longer than 90 days)	(413.5)	(500.0)
Net decrease in debt with original maturities of 90 days or less	—	(5.0)
Stock repurchases	(21.8)	—
Dividends	(63.9)	(60.7)
Purchases of assets previously on finance leases	(30.4)	—
Other	21.7	16.4
Net cash provided by financing activities	789.1	359.9
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(0.8)	(0.2)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the period	53.0	(100.8)
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	450.8	304.0
Cash, Cash Equivalents, and Restricted Cash at end of the period	$503.8	$203.2

Non-Cash Financing Transactions
Non-cash financing lease transactions (1)	$30.1	$—
_________
(1)    Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30				Nine Months Ended September 30
	2024		2023		2024		2023
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	69.0	$42.7	68.8	$42.5	68.8	$42.5	68.6	$42.4
Issuance of common stock	—	—	—	—	0.2	0.2	0.2	0.1
Balance at end of the period	69.0	42.7	68.8	42.5	69.0	42.7	68.8	42.5
Treasury Stock
Balance at beginning of the period	(33.4)	(1,436.3)	(33.3)	(1,424.9)	(33.3)	(1,427.5)	(33.3)	(1,424.9)
Stock repurchases	(0.1)	(13.0)	—	—	(0.2)	(21.8)	—	—
Balance at end of the period	(33.5)	(1,449.3)	(33.3)	(1,424.9)	(33.5)	(1,449.3)	(33.3)	(1,424.9)
Additional Paid In Capital
Balance at beginning of the period		836.4		807.8		816.1		792.2
Share-based compensation effects		4.5		5.3		24.8		20.9
Balance at end of the period		840.9		813.1		840.9		813.1
Retained Earnings
Balance at beginning of the period		3,085.4		2,931.6		3,009.5		2,831.5
Net income		89.0		52.5		207.7		193.2
Dividends declared ($0.58 and $0.55 per share QTR and $1.74 and $1.65 YTD)		(21.4)		(20.4)		(64.2)		(61.0)
Balance at end of the period		3,153.0		2,963.7		3,153.0		2,963.7
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(184.8)		(178.1)		(167.6)		(211.6)
Other comprehensive income (loss)		34.2		(41.8)		17.0		(8.3)
Balance at end of the period		(150.6)		(219.9)		(150.6)		(219.9)
Total Shareholders' Equity		$2,436.7		$2,174.5		$2,436.7		$2,174.5

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

In the first quarter of 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely composed of our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

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

Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2024. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

	The new guidance is effective for us beginning with our 2024 Form 10-K, with early adoption permitted. We plan to adopt this standard for our 2024 Form 10-K.	We have completed a preliminary assessment and do not anticipate any significant changes in our existing segment disclosures upon adoption.
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

Other Revenue

Other revenue is composed of customer liability repair revenue, termination fees, interest income, and other miscellaneous revenues. Select components of other revenue are within the scope of ASC Topic 606, "Revenue from Contracts with Customers". Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	September 30 2024	December 31 2023
Railcars and locomotives	$12,703.5	$11,700.8
Aircraft spare engines	935.8	769.7
Tank containers	256.4	237.7
Buildings, leasehold improvements, and other equipment	257.1	253.0
Other	90.3	120.7
	$14,243.1	$13,081.9
Less: allowance for depreciation	(3,866.7)	(3,670.7)
Net operating assets and facilities	$10,376.4	$9,411.2

Total depreciation expense was $108.0 million and $311.5 million for the three and nine months ended September 30, 2024 and $100.0 million and $289.4 million for the three and nine months ended September 30, 2023.

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

The following table shows the components of our lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Operating lease revenue:
Fixed lease revenue	$320.8	$289.7	$937.0	$848.2
Variable lease revenue	27.6	24.2	77.3	70.6
Total operating lease revenue	$348.4	$313.9	$1,014.3	$918.8
Finance lease revenue	3.3	3.3	10.3	9.0
Total lease revenue	$351.7	$317.2	$1,024.6	$927.8

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $29.7 million and $86.5 million for the three and nine months ended September 30, 2024 and $23.1 million and $68.8 million for the three and nine months ended September 30, 2023.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at September 30, 2024 and December 31, 2023.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of September 30, 2024 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2023 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had three instruments outstanding with a notional amount of $6.6 million as of September 30, 2024 that mature in 2024 and one instrument outstanding with a notional amount of $131.0 million as of December 31, 2023 that matured in 2024. Within the next 12 months, we expect to reclassify $1.2 million ($0.9 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $4.3 million as of September 30, 2024 and $8.0 million as of December 31, 2023. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our the fair value and notional amounts of our derivative assets and liabilities (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value September 30, 2024	Fair Value December 31, 2023
Derivative Assets
Foreign exchange contracts (1)	Other assets	$—	$0.5
Total derivative assets		$—	$0.5
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$4.3	$8.0
Foreign exchange contracts (2)	Other liabilities	10.8	10.5
Total derivative liabilities		$15.1	$18.5
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of September 30, 2024 and December 31, 2023, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Recourse debt	$(198.5)	$(196.8)	$(4.3)	$(8.0)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our statements of comprehensive income (in millions):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$—	$(6.1)	$(3.4)	$(3.6)
Total	$—	$(6.1)	$(3.4)	$(3.6)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Interest expense	$0.4	$0.4	$1.2	$1.2
Other (expense) income	—	(5.7)	(3.7)	(3.3)
Total	$0.4	$(5.3)	$(2.5)	$(2.1)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (in millions):

	Amount of (Loss) Gain Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Total interest expense	$(88.9)	$(68.1)	$(249.5)	$(190.8)
(Loss) gain on fair value hedging relationships
Interest rate contracts:
Hedged items	(3.1)	(0.2)	(3.7)	0.1
Derivatives designated as hedging instruments	3.1	0.2	3.7	(0.1)
Loss on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.4)	(0.4)	(1.2)	(1.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of (Loss) Gain Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Total other (expense) income	$(0.9)	$1.8	$(10.9)	$(7.1)
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into earnings (1)	—	5.7	3.7	3.3
Gain (loss) on non-designated derivative contracts (2)	0.9	3.2	(0.3)	(8.0)
_________
(1)    These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other expense.
(2)    Foreign exchange contracts.

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$7,701.8	$7,530.6	$7,026.6	$6,614.6
Recourse floating rate debt	591.7	600.9	361.5	362.9
Total	$8,293.5	$8,131.5	$7,388.1	$6,977.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended September 30, 2024 and 2023 (in millions):

	2024 Pension Benefits	2023 Pension Benefits	2024 Retiree Health and Life	2023 Retiree Health and Life
Service cost	$1.6	$1.3	$—	$—
Interest cost	4.1	4.1	0.2	0.1
Expected return on plan assets	(5.4)	(5.2)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	—
Unrecognized net actuarial loss (gain)	0.3	0.2	(0.1)	(0.1)
Net periodic cost	$0.6	$0.4	$—	$—

The following table shows the components of net periodic cost for the nine months ended September 30, 2024 and 2023 (in millions):

	2024 Pension Benefits	2023 Pension Benefits	2024 Retiree Health and Life	2023 Retiree Health and Life
Service cost	$4.6	$4.0	$0.1	$0.1
Interest cost	12.3	12.4	0.5	0.5
Expected return on plan assets	(16.2)	(15.9)	—	—
Settlement accounting adjustment	—	1.4	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.2)	(0.2)
Unrecognized net actuarial loss (gain)	0.8	0.7	(0.4)	(0.4)
Net periodic cost	$1.5	$2.6	$—	$—
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost that is recorded in selling, general and administrative expense was $1.6 million and $4.7 million for the three and nine months ended September 30, 2024, and $1.3 million and $4.1 million for the three and nine months ended September 30, 2023.

The non-service components totaled income of $1.0 million and $3.2 million for the three and nine months ended September 30, 2024, and $0.9 million and $1.5 million for the three and nine months ended September 30, 2023.

Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $1.4 million of expense for the nine months ended September 30, 2023.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Share-Based Compensation

During the nine months ended September 30, 2024, we granted 194,100 non-qualified employee stock options, 32,114 restricted stock units, 38,940 performance shares, and 12,712 restricted stock units awarded to non-employee directors. For the three and nine months ended September 30, 2024, total share-based compensation expense was $4.8 million and $15.6 million and the related tax benefits were $1.2 million and $3.7 million. For the three and nine months ended September 30, 2023, total share-based compensation expense was $2.8 million and $11.4 million and the related tax benefits were $0.7 million and $2.9 million.

The estimated fair value of our 2024 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2024
Weighted-average estimated fair value	$45.22
Quarterly dividend rate	$0.58
Expected term of stock options, in years	4.2
Risk-free interest rate	4.0%
Dividend yield	1.8%
Expected stock price volatility	34.7%
Present value of dividends	$8.87

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the nine months ended September 30:

	2024	2023
Effective income tax rate	25.8%	26.5%

The decrease in the effective rate for the current year compared to the prior year was primarily due to an increase in the incremental benefits associated with equity awards vested or exercised during the current year, a release of a Canadian tax reserve, as well as the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

The following table shows our commercial commitments (in millions):

	September 30 2024	December 31 2023
Standby letters of credit and performance bonds	$8.7	$8.7
Total commercial commitments (1)	$8.7	$8.7
_________
(1)    There were no liabilities recorded on the balance sheet for commercial commitments at September 30, 2024 and December 31, 2023. As of September 30, 2024, our outstanding commitments expire in 2024 through 2026. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Basic earnings per share:
Net income	$89.0	$52.5	$207.7	$193.2
Less: Net income allocated to participating securities	(1.5)	(0.9)	(3.7)	(3.7)
Net income available to common shareholders	$87.5	$51.6	$204.0	$189.5
Weighted-average shares outstanding - basic	35.8	35.7	35.8	35.6
Basic earnings per share	$2.44	$1.44	$5.70	$5.32

Diluted earnings per share:
Net income	$89.0	$52.5	$207.7	$193.2
Less: Net income allocated to participating securities	(1.5)	(0.9)	(3.7)	(3.7)
Net income available to common shareholders	$87.5	$51.6	$204.0	$189.5
Weighted-average shares outstanding - basic	35.8	35.7	35.8	35.6
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.1	0.1
Weighted-average shares outstanding - diluted	35.9	35.8	35.9	35.7
Diluted earnings per share	$2.43	$1.44	$5.68	$5.30

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2023	$(106.3)	$(9.9)	$(51.4)	$(167.6)
Change in component	(14.4)	3.4	6.0	(5.0)
Reclassification adjustments into earnings (1)	—	(3.3)	—	(3.3)
Income tax effect	—	—	(1.5)	(1.5)
Accumulated other comprehensive loss at March 31, 2024	$(120.7)	$(9.8)	$(46.9)	$(177.4)
Change in component	(7.6)	—	—	(7.6)
Reclassification adjustments into earnings (1)	—	0.4	0.1	0.5
Income tax effect	—	(0.2)	(0.1)	(0.3)
Accumulated other comprehensive loss at June 30, 2024	$(128.3)	$(9.6)	$(46.9)	$(184.8)
Change in component	33.8	—	—	33.8
Reclassification adjustments into earnings (1)	—	0.4	0.1	0.5
Income tax effect	—	—	(0.1)	(0.1)
Accumulated other comprehensive loss at September 30, 2024	$(94.5)	$(9.2)	$(46.9)	$(150.6)
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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
On July 25, 2023, a separate third-party complaint was filed by Norfolk Southern against GATX and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs who had originally filed the complaint against Norfolk Southern ("Plaintiffs") themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint, and on September 26, 2023, filed a motion to dismiss the Plaintiffs' complaint. Briefing was completed on October 30, 2023, and the Court issued an order on March 13, 2024, denying in part, and granting in part, the Company’s motion against Norfolk Southern and Plaintiffs. The Court held that Norfolk Southern’s contribution action was premature and dismissed the claim without prejudice but otherwise allowed the remaining claims against GATX to proceed. The Court also dismissed Plaintiffs’ claim for medical monitoring but held that Plaintiffs could seek such damages through their other claims, which could proceed. The Court also consolidated an additional action filed against GATX and others titled Almasy, et al. v. Norfolk Southern Corp., et al. by over 40 individual residents, employees and property owners in East Palestine, Ohio. Plaintiffs and Norfolk Southern reached a settlement for $600 million to resolve the consolidated class action claims of those within a 20-mile radius from the derailment, and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. On September 25, 2024, the Court held a final approval hearing and two days later issued its final approval order for the settlement. To date, a handful of appeals challenging the fairness, reasonableness and adequacy of the settlement have been filed with the Sixth Circuit Court of Appeals. On October 9, 2024, all parties to the litigation filed motions for summary judgment for the pending claims. Norfolk Southern has requested leave to reinstate its contribution claims against GATX and others. Trial is currently scheduled for March 31, 2025.

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

As previously disclosed, in the first quarter of 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of the segment. Historically, this business segment included marine operations from our Specialized Gas Vessels. As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations.

Engine Leasing is now almost entirely composed of our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GEL, our business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. The RRPF affiliates manage all of GEL's aircraft spare engines, for which we paid them a fee of $1.1 million and $2.9 million for the three and nine months ended September 30, 2024 and $0.9 million and $1.9 million for the three and nine months ended September 30, 2023.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended September 30, 2024
Revenues
Lease revenue	$249.2	$86.3	$8.1	$8.1	$351.7
Non-dedicated engine revenue	—	—	18.1	—	18.1
Other revenue	29.3	4.3	—	2.0	35.6
Total Revenues	278.5	90.6	26.2	10.1	405.4
Expenses
Maintenance expense	77.7	17.0	—	1.2	95.9
Depreciation expense	69.2	20.3	10.1	3.8	103.4
Operating lease expense	8.0	—	—	—	8.0
Other operating expense	7.0	3.7	2.6	0.8	14.1
Total Expenses	161.9	41.0	12.7	5.8	221.4
Other Income (Expense)
Net gain on asset dispositions	46.7	1.7	—	0.1	48.5
Interest (expense) income, net	(60.2)	(18.5)	(11.3)	1.1	(88.9)
Other (expense) income	(0.8)	1.1	0.1	(1.3)	(0.9)
Share of affiliates' pre-tax earnings	0.1	—	35.2	—	35.3
Segment profit	$102.4	$33.9	$37.5	$4.2	$178.0
Less:
Selling, general and administrative expense					57.2
Income taxes (includes $8.9 related to affiliates' earnings)					31.8
Net income					$89.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$43.6	$1.2	$—	$0.1	$44.9
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	3.0	0.5	—	—	3.5
	$46.7	$1.7	$—	$0.1	$48.5

Capital Expenditures
Portfolio investments and capital additions	$325.9	$80.6	$94.8	$3.2	$504.5

Selected Balance Sheet Data at September 30, 2024
Investments in affiliated companies	$0.3	$—	$690.0	$—	$690.3
Identifiable assets	$7,654.8	$2,358.5	$1,576.7	$789.9	$12,379.9
_________
(1)    Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended September 30, 2023
Revenues
Lease revenue	$225.2	$75.6	$8.1	$8.3	$317.2
Non-dedicated engine revenue	—	—	13.6	—	13.6
Marine operating revenue	—	—	0.6	—	0.6
Other revenue	22.7	3.6	0.1	2.3	28.7
Total Revenues	247.9	79.2	22.4	10.6	360.1
Expenses
Maintenance expense	69.4	17.1	—	1.4	87.9
Marine operating expense	—	—	1.0	—	1.0
Depreciation expense	66.9	17.5	8.4	3.4	96.2
Operating lease expense	9.0	—	—	—	9.0
Other operating expense	6.5	2.7	2.1	0.7	12.0
Total Expenses	151.8	37.3	11.5	5.5	206.1
Other Income (Expense)
Net gain on asset dispositions	15.5	0.9	0.2	0.3	16.9
Interest (expense) income, net	(46.6)	(14.5)	(8.7)	1.7	(68.1)
Other income (expense)	1.2	(0.1)	(0.2)	0.9	1.8
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	18.0	—	17.9
Segment profit	$66.1	$28.2	$20.2	$8.0	$122.5
Less:
Selling, general and administrative expense					51.0
Income taxes (includes $4.5 related to affiliates' earnings)					19.0
Net income					$52.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$13.0	$—	$—	$0.1	$13.1
Residual sharing income	0.1	—	0.2	—	0.3
Non-remarketing net gains (1)	2.4	0.9	—	0.2	3.5
	$15.5	$0.9	$0.2	$0.3	$16.9

Capital Expenditures
Portfolio investments and capital additions	$197.0	$129.6	$28.3	$9.0	$363.9

Selected Balance Sheet Data at December 31, 2023
Investments in affiliated companies	$0.2	$—	$626.8	$—	$627.0
Identifiable assets	$6,993.8	$2,175.2	$1,355.1	$801.9	$11,326.0
_________
(1)    Includes net gains from scrapping of railcars

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Nine Months Ended September 30, 2024
Revenues
Lease revenue	$727.8	$248.9	$24.3	$23.6	$1,024.6
Non-dedicated engine revenue	—	—	45.0	—	45.0
Other revenue	86.1	10.6	—	5.7	102.4
Total Revenues	813.9	259.5	69.3	29.3	1,172.0
Expenses
Maintenance expense	228.0	52.7	—	3.2	283.9
Depreciation expense	201.1	58.6	27.1	11.1	297.9
Operating lease expense	26.0	—	—	—	26.0
Other operating expense	20.1	10.8	7.0	3.6	41.5
Total Expenses	475.2	122.1	34.1	17.9	649.3
Other Income (Expense)
Net gain on asset dispositions	105.8	3.7	0.6	0.2	110.3
Interest (expense) income, net	(169.9)	(52.7)	(30.3)	3.4	(249.5)
Other (expense) income	(3.2)	0.8	0.3	(8.8)	(10.9)
Share of affiliates' pre-tax earnings	0.1	—	75.8	—	75.9
Segment profit	$271.5	$89.2	$81.6	$6.2	$448.5
Less:
Selling, general and administrative expense					171.7
Income taxes (includes $17.2 related to affiliates' earnings)					69.1
Net income					$207.7

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$96.3	$1.3	$0.6	$0.2	$98.4
Residual sharing income	0.3	—	—	—	0.3
Non-remarketing net gains (1)	9.2	2.4	—	—	11.6
	$105.8	$3.7	$0.6	$0.2	$110.3

Capital Expenditures
Portfolio investments and capital additions	$955.7	$190.1	$166.1	$13.2	$1,325.1
_________
(1)    Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Nine Months Ended September 30, 2023
Revenues
Lease revenue	$659.2	$219.1	$24.5	$25.0	$927.8
Non-dedicated engine revenue	—	—	24.5	—	24.5
Marine operating revenue	—	—	6.1	—	6.1
Other revenue	68.0	9.6	0.1	6.1	83.8
Total Revenues	727.2	228.7	55.2	31.1	1,042.2
Expenses
Maintenance expense	203.1	47.6	—	3.4	254.1
Marine operating expense	—	—	5.4	—	5.4
Depreciation expense	198.5	49.8	19.9	9.9	278.1
Operating lease expense	27.0	—	—	—	27.0
Other operating expense	20.2	7.2	4.4	2.2	34.0
Total Expenses	448.8	104.6	29.7	15.5	598.6
Other Income (Expense)
Net gain on asset dispositions	97.4	2.4	4.7	0.6	105.1
Interest (expense) income, net	(133.4)	(40.5)	(20.9)	4.0	(190.8)
Other (expense) income	(1.3)	(7.0)	(0.5)	1.7	(7.1)
Share of affiliates' pre-tax (losses) earnings	(0.5)	—	66.3	—	65.8
Segment profit	$240.6	$79.0	$75.1	$21.9	$416.6
Less:
Selling, general and administrative expense					153.4
Income taxes (includes $17.7 related to affiliates' earnings)					70.0
Net income					$193.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$88.4	$0.5	$5.5	$0.3	$94.7
Residual sharing income	0.3	—	0.4	—	0.7
Non-remarketing net gains (1)	8.7	1.9	—	0.3	10.9
Asset impairments	—	—	(1.2)	—	(1.2)
	$97.4	$2.4	$4.7	$0.6	$105.1

Capital Expenditures
Portfolio investments and capital additions	$654.8	$288.0	$267.3	$27.4	$1,237.5
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

In the first quarter of 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely composed of our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2024. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023.

DISCUSSION OF OPERATING RESULTS

Net income for the nine months ended September 30, 2024 was $207.7 million, or $5.68 per diluted share, compared to $193.2 million, or $5.30 per diluted share, for the same period in 2023. Results for the nine months ended September 30, 2024 included a net negative impact of $9.9 million ($0.27 per diluted share) from tax adjustments and other items, compared to a net negative impact of $1.1 million ($0.03 per diluted share) from tax adjustments and other items for the nine months ended September 30, 2023. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $23.3 million compared to the prior year, largely due to higher revenue at Rail North America and Rail International, higher non-dedicated engine revenue at Engine Leasing, higher asset disposition gains at Rail North America, and higher share of affiliates' earnings at the RRPF affiliates, partially offset by higher maintenance and interest expense and the absence of the sale of natural gas holdings in the prior year.

Net income for the three months ended September 30, 2024 was $89.0 million, or $2.43 per diluted share, compared to $52.5 million, or $1.44 per diluted share, for the same period in 2023. Results for the three months ended September 30, 2024 included a net negative impact of $2.5 million ($0.07 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $39.0 million compared to the prior year, largely due to higher revenue at Rail North America and Rail International, higher non-dedicated engine revenue at Engine Leasing, higher asset disposition gains at Rail North America, and higher share of affiliates' earnings at the RRPF affiliates, partially offset by higher maintenance and interest expense and the absence of the sale of natural gas holdings in the prior year.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Segment Revenues
Rail North America	$278.5	$247.9	$813.9	$727.2
Rail International	90.6	79.2	259.5	228.7
Engine Leasing	26.2	22.4	69.3	55.2
Other	10.1	10.6	29.3	31.1
	$405.4	$360.1	$1,172.0	$1,042.2
Segment Profit
Rail North America	$102.4	$66.1	$271.5	$240.6
Rail International	33.9	28.2	89.2	79.0
Engine Leasing	37.5	20.2	81.6	75.1
Other	4.2	8.0	6.2	21.9
	178.0	122.5	448.5	416.6
Less:
Selling, general and administrative expense	57.2	51.0	171.7	153.4
Income taxes (includes $8.9 and $4.5 QTR and $17.2 and $17.7 YTD related to affiliates' earnings)	31.8	19.0	69.1	70.0
Net Income (GAAP)	$89.0	$52.5	$207.7	$193.2

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$91.5	$52.5	$217.6	$194.3
Diluted earnings per share (GAAP)	$2.43	$1.44	$5.68	$5.30
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.50	$1.44	$5.95	$5.33

Investment Volume	$504.5	$363.9	$1,325.1	$1,237.5

The following table shows our return on equity for the trailing 12 months ended September 30:

	2024	2023
Return on Equity (GAAP)	11.9%	11.7%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	12.2%	12.1%
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

RAIL NORTH AMERICA

Segment Summary

The railcar leasing market remained relatively strong and the supply of existing railcars remained tight for most railcar types. Rail North America continued to capitalize on current market conditions for both lease rates and lease terms. Utilization was 99.3% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues
Lease revenue	$249.2	$225.2	$727.8	$659.2
Other revenue	29.3	22.7	86.1	68.0
Total Revenues	278.5	247.9	813.9	727.2

Expenses
Maintenance expense	77.7	69.4	228.0	203.1
Depreciation expense	69.2	66.9	201.1	198.5
Operating lease expense	8.0	9.0	26.0	27.0
Other operating expense	7.0	6.5	20.1	20.2
Total Expenses	161.9	151.8	475.2	448.8

Other Income (Expense)
Net gain on asset dispositions	46.7	15.5	105.8	97.4
Interest expense, net	(60.2)	(46.6)	(169.9)	(133.4)
Other (expense) income	(0.8)	1.2	(3.2)	(1.3)
Share of affiliates' pre-tax earnings (losses)	0.1	(0.1)	0.1	(0.5)
Segment Profit	$102.4	$66.1	$271.5	$240.6

Investment Volume	$325.9	$197.0	$955.7	$654.8

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Railcars	$225.7	$204.0	$657.6	$597.0
Boxcars	16.1	14.6	49.4	42.6
Locomotives	7.4	6.6	20.8	19.6
Total	$249.2	$225.2	$727.8	$659.2

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Beginning balance	100,585	100,656	101,167	101,687	102,086
Railcars added	791	1,688	1,422	1,337	1,474
Railcars scrapped	(292)	(354)	(375)	(389)	(360)
Railcars sold	(428)	(823)	(527)	(549)	(503)
Ending balance	100,656	101,167	101,687	102,086	102,697
Utilization rate at quarter end (1)	99.3%	99.3%	99.4%	99.3%	99.3%
Renewal success rate (2)	83.6%	87.1%	83.4%	84.1%	82.0%
Active railcars at quarter end (3)	99,933	100,498	101,106	101,401	101,939
Average active railcars (4)	99,796	100,197	100,677	101,181	101,629
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

As of September 30, 2024, leases for approximately 7,200 tank and freight cars and approximately 1,000 boxcars were scheduled to expire over the remainder of 2024. These amounts exclude railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At September 30, 2024, 5,014 railcars have been ordered pursuant to the terms of the agreement, of which 2,833 railcars have been delivered.

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

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q23
4Q23
1Q24
2Q24
3Q24
Active Fleet
Idle
Fleet Utilization

Lease Price Index

Our Lease Price Index ("LPI") is an internally-generated business indicator that measures renewal activity for our North American railcar fleet, excluding boxcars. The LPI calculation includes all renewal activity based on a 12-month trailing average, and the renewals are weighted by the count of all renewals over the 12-month period. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate. The average renewal lease term is reported in months and reflects the average renewal lease term in the LPI.

During the third quarter of 2024, the renewal rate change of the LPI was positive 26.6%, compared to positive 29.4% in the prior quarter, and positive 33.4% in the third quarter of 2023. Lease terms on renewals for railcars in the LPI averaged 59 months in the current quarter, compared to 61 months in the prior quarter, and 65 months in the third quarter of 2023.

Lease Price Index
Avg Renewal Lease Rate Change
Avg Renewal Term (months)
60%
50%
40%
30%
20%
10%
0%
70
60
50
40
30
65
65
64
61
59
33.4%
33.5%
33.0%
29.4%
26.6%
3Q23
4Q23
1Q24
2Q24
3Q24
Average Renewal Lease Rate Change
Average Renewal Lease Term

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Beginning balance	8,959	9,087	9,311	9,670	8,990
Boxcars added	316	424	587	—	—
Boxcars scrapped	(95)	(152)	(228)	(555)	(211)
Boxcars sold	(93)	(48)	—	(125)	—
Ending balance	9,087	9,311	9,670	8,990	8,779
Utilization rate at quarter end (1)	99.7%	100.0%	99.8%	99.8%	99.8%
Active boxcars at quarter end (2)	9,062	9,310	9,651	8,971	8,760
Average active railcars (3)	8,985	9,207	9,583	9,304	8,848
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

Comparison of Reported Results for the First Nine Months of 2024 to the First Nine Months of 2023

Segment Profit

In the nine months ended September 30, 2024, segment profit of $271.5 million increased 12.8% compared to $240.6 million for the same period in the prior year. The increase was primarily due to higher lease revenue and higher net gain on asset dispositions, partially offset by higher interest expense and higher maintenance expense. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period.

Revenues

In the nine months ended September 30, 2024, lease revenue increased $68.6 million, or 10.4%, driven by higher lease rates and more railcars on lease. Other revenue increased $18.1 million, primarily due to higher repair revenue.

Expenses

In the nine months ended September 30, 2024, maintenance expense increased $24.9 million, driven by higher costs of repairs, more regulatory compliance events, and more repairs performed by the railroads. Depreciation expense increased $2.6 million, due to the timing of new railcar investments and dispositions, partially offset by a change in the useful lives of certain railcars.

Other Income (Expense)

In the nine months ended September 30, 2024, net gain on asset dispositions increased $8.4 million, driven by higher net gains on railcars sold and higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $36.5 million, due to a higher average interest rate and a higher average debt balance.

Investment Volume

During the nine months ended September 30, 2024, investment volume was $955.7 million compared to $654.8 million in the same period in 2023. We acquired 2,987 newly built railcars, purchased 2,005 railcars in the secondary market, and purchased 156 locomotives in the secondary market in the nine months ended September 30, 2024, compared to 2,506 newly built railcars, 1,266 railcars in the secondary market, and no locomotives in the same period in 2023.

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

Comparison of Reported Results for the Third Quarter of 2024 to the Third Quarter of 2023

Segment Profit

In the three months ended September 30, 2024, segment profit of $102.4 million increased 54.9% compared to $66.1 million for the same period in the prior year. The increase was primarily due to higher net gain on asset dispositions and higher lease revenue, partially offset by higher interest and maintenance expense. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period.

Revenues

In the three months ended September 30, 2024, lease revenue increased $24.0 million, or 10.7%, driven by more railcars on lease and higher lease rates. Other revenue increased $6.6 million, primarily due to higher repair revenue.

Expenses

In the three months ended September 30, 2024, maintenance expense increased $8.3 million, driven by more repair events, including more repairs performed by the railroads, and higher costs of repairs. Depreciation expense increased $2.3 million, due to the timing of new railcar investments and dispositions, partially offset by a change in the useful lives of certain railcars.

Other Income (Expense)

In the three months ended September 30, 2024, net gain on asset dispositions increased $31.2 million, driven by higher net gains on railcars sold in the current year and higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $13.6 million, due to a higher average debt balance and higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the nine months of 2024 and continued to grow its fleet. GRE experienced renewal lease rate increases for a majority of railcar types in the period. Utilization was 95.9% at the end of the current quarter.

The fleet size of our rail business in India ("Rail India") surpassed 10,000 railcars during the current quarter, and Rail India continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained robust, driven by continued growth in the economy and infrastructure development. Utilization was 100.0% at the end of the current quarter.

In the first quarter of 2023, we sold Rail Russia and recorded a gain of $0.3 million upon completion of the sale.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues
Lease revenue	$86.3	$75.6	$248.9	$219.1
Other revenue	4.3	3.6	10.6	9.6
Total Revenues	90.6	79.2	259.5	228.7

Expenses
Maintenance expense	17.0	17.1	52.7	47.6
Depreciation expense	20.3	17.5	58.6	49.8
Other operating expense	3.7	2.7	10.8	7.2
Total Expenses	41.0	37.3	122.1	104.6

Other Income (Expense)
Net gain on asset dispositions	1.7	0.9	3.7	2.4
Interest expense, net	(18.5)	(14.5)	(52.7)	(40.5)
Other income (expense)	1.1	(0.1)	0.8	(7.0)
Segment Profit	$33.9	$28.2	$89.2	$79.0

Investment Volume	$80.6	$129.6	$190.1	$288.0

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Beginning balance	28,759	29,102	29,216	29,371	29,649
Railcars added	446	371	322	388	410
Railcars scrapped or sold	(103)	(257)	(167)	(110)	(106)
Ending balance	29,102	29,216	29,371	29,649	29,953
Utilization rate at quarter end (1)	96.0%	95.9%	95.3%	95.8%	95.9%
Active railcars at quarter end (2)	27,947	28,004	27,998	28,417	28,737
Average active railcars (3)	27,884	28,003	27,984	28,198	28,626
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

As of September 30, 2024, leases for approximately 5,000 railcars were scheduled to expire over the remainder of 2024. This amount excludes railcars on leases expiring in 2024 that have already been renewed or assigned to a new lessee.

GRE Fleet
30,000
27,000
24,000
21,000
18,000
15,000
12,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q23
4Q23
1Q24
2Q24
3Q24
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Beginning balance	6,927	7,884	8,805	9,501	9,904
Railcars added	957	921	696	408	457
Railcars scrapped or sold	—	—	—	(5)	—
Ending balance	7,884	8,805	9,501	9,904	10,361
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	7,884	8,805	9,501	9,904	10,361
Average active railcars (3)	7,366	8,321	9,089	9,711	10,165
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

Rail India Fleet
12,000
10,000
8,000
6,000
4,000
2,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q23
4Q23
1Q24
2Q24
3Q24
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Nine Months of 2024 to the First Nine Months of 2023

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the nine months ended September 30, 2024, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $1.1 million and negatively impacted segment profit, excluding other income (expense), by approximately $1.1 million compared to the same period in 2023.

Segment Profit

In the nine months ended September 30, 2024, segment profit of $89.2 million increased 12.9% compared to $79.0 million for the same period in the prior year. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Excluding this item, results for Rail International were $10.5 million higher compared to the same period in the prior year. The increase was primarily due to more railcars on lease and higher lease rates at both GRE and Rail India, partially offset by higher maintenance expense at GRE and higher interest expense.

Revenues

In the nine months ended September 30, 2024, lease revenue increased $29.8 million, or 13.6%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates.

Expenses

In the nine months ended September 30, 2024, maintenance expense increased $5.1 million, primarily due to more repairs performed, higher costs for repairs, higher wheelset costs, and the impact of foreign exchange rates. Depreciation expense increased $8.8 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the nine months ended September 30, 2024, net gain on asset dispositions increased $1.3 million, driven by more railcars sold and higher net scrapping gains due to more railcars scrapped at a higher scrap price per ton. Net interest expense increased $12.2 million, due to a higher average debt balance and a higher average interest rate. Other income (expense) was favorable by $7.8 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During the nine months ended September 30, 2024, investment volume was $190.1 million compared to $288.0 million in the same period in 2023. In the nine months ended September 30, 2024, GRE acquired 1,120 newly built railcars compared to 1,324 newly built railcars for the same period in 2023, and Rail India acquired 1,561 newly built railcars in the current year compared to 2,012 newly built railcars for the same period in 2023.

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

Comparison of Reported Results for the Third Quarter of 2024 to the Third Quarter of 2023

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended September 30, 2024, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $0.8 million and had an immaterial impact on segment profit, excluding other income (expense), compared to the same period in 2023.

Segment Profit

In the three months ended September 30, 2024, segment profit of $33.9 million increased 20.2% compared to $28.2 million for the same period in the prior year. The increase was primarily due to more railcars on lease and higher lease rates at both GRE and Rail India, partially offset by higher interest and depreciation expense.

Revenues

In the three months ended September 30, 2024, lease revenue increased $10.7 million, or 14.2%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates.

Expenses

In the three months ended September 30, 2024, maintenance expense was comparable to the same period in the prior year, as lower wheelset costs were offset by higher costs for repairs and the impact of foreign exchange rates. Depreciation expense increased $2.8 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the three months ended September 30, 2024, net gain on asset dispositions increased $0.8 million, driven by more railcars sold, offset by lower net scrapping gains due to fewer railcars scrapped at a higher scrap price per ton. Net interest expense increased $4.0 million, due to a higher average interest rate and a higher average debt balance. Other income (expense) was favorable by $1.2 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

ENGINE LEASING

Segment Summary

As disclosed previously, we had sold all of our marine assets as of December 31, 2023 and no longer have any marine operations. As a result, we have changed the name of this business segment from Portfolio Management to Engine Leasing to reflect the prospective operations of the segment.

Engine Leasing's segment profit is attributable primarily to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce, a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $75.8 million and $35.2 million for the nine months and three months ended September 30, 2024, compared to $66.3 million and $18.0 million for the same periods in 2023. The operating environment for the RRPF affiliates was robust, and demand for international air passenger travel remained strong.

Engine Leasing also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. GEL acquired four aircraft spare engines for $94.8 million in the third quarter of 2024. As of September 30, 2024, GEL owned 36 aircraft spare engines, with 14 on long-term leases with airline customers and 22 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $2.9 million and $1.1 million for the nine months and three months ended September 30, 2024 and $1.9 million and $0.9 million for the same periods in 2023.

During the second quarter of 2023, we sold our natural gas holdings and recorded a gain of $5.7 million.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues
Lease revenue	$8.1	$8.1	$24.3	$24.5
Non-dedicated engine revenue	18.1	13.6	45.0	24.5
Marine operating revenue	—	0.6	—	6.1
Other revenue	—	0.1	—	0.1
Total Revenues	26.2	22.4	69.3	55.2

Expenses
Marine operating expense	—	1.0	—	5.4
Depreciation expense	10.1	8.4	27.1	19.9
Other operating expense	2.6	2.1	7.0	4.4
Total Expenses	12.7	11.5	34.1	29.7

Other Income (Expense)
Net gain on asset dispositions	—	0.2	0.6	4.7
Interest expense, net	(11.3)	(8.7)	(30.3)	(20.9)
Other income (expense)	0.1	(0.2)	0.3	(0.5)
Share of affiliates' pre-tax earnings	35.2	18.0	75.8	66.3
Segment Profit	$37.5	$20.2	$81.6	$75.1

Investment Volume	$94.8	$28.3	$166.1	$267.3

The following table shows the net book values of Engine Leasing's assets (in millions):

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Investment in RRPF Affiliates	$626.5	$626.8	$647.2	$660.6	$690.0
GEL owned aircraft spare engines	722.4	714.0	705.6	768.4	853.0
Specialized Gas Vessels	11.4	—	—	—	—
Other owned assets	9.1	14.3	23.3	13.0	33.7
Total assets	$1,369.4	$1,355.1	$1,376.1	$1,442.0	$1,576.7

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Beginning balance	392	395	399	405	408
Engine acquisitions	5	5	8	6	8
Engine dispositions	(2)	(1)	(2)	(3)	(1)
Ending balance	395	399	405	408	415
Utilization rate at quarter end (1)	95.7%	95.5%	97.3%	97.3%	97.1%
Average leased engines (2)	377	379	386	395	399
Net book value of engines (in millions)	$4,100.9	$4,067.2	$4,157.2	$4,170.0	$4,256.1
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
3Q23
4Q23
1Q24
2Q24
3Q24
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Beginning balance	28	29	29	29	32
Engines added	1	—	—	3	4
Ending balance	29	29	29	32	36

Comparison of Reported Results for the First Nine Months of 2024 to the First Nine Months of 2023

Segment Profit

In the nine months ended September 30, 2024, segment profit was $81.6 million, compared to segment profit of $75.1 million for the same period in the prior year. Segment profit included $0.6 million of gains in 2024 and $1.4 million of losses in 2023 associated with the Specialized Gas Vessels. Excluding the impact of these items, results for Engine Leasing were $4.5 million higher than 2023, driven by higher earnings at the RRPF affiliates and higher earnings from GEL operations, partially offset by the absence of the gain on the sale of natural gas holdings recorded in the prior year.

Revenues

In the nine months ended September 30, 2024, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $20.5 million, due to aircraft spare engines acquired in 2023 and 2024 and utilized in the engine capacity agreement with Rolls-Royce. Marine operating revenue decreased $6.1 million, driven by the final sales of the Specialized Gas Vessels in 2023.

Expenses

In the nine months ended September 30, 2024, marine operating expense decreased $5.4 million, due to the sale of the Specialized Gas Vessels in 2023. Depreciation expense increased $7.2 million, due to aircraft spare engines acquired in 2023 and 2024.

Other Income (Expense)

In the nine months ended September 30, 2024, net gain on asset dispositions decreased $4.1 million, driven by the absence of gains recorded in 2023 for the sale of natural gas holdings and gains on the sales of the Specialized Gas Vessels in 2023 and related post-closing adjustments recorded in both 2023 and 2024.

In the nine months ended September 30, 2024, income from our share of affiliates' earnings increased $9.5 million, driven by higher income from operations, partially offset by lower remarketing income. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

Investment Volume

In the nine months ended September 30, 2024, investment volume was $166.1 million, compared to $267.3 million in the same period in 2023. In the nine months ended September 30, 2024, GEL acquired seven aircraft spare engines compared to nine in the same period in 2023.

Comparison of Reported Results for the Third Quarter of 2024 to the Third Quarter of 2023

Segment Profit

In the three months ended September 30, 2024, segment profit was $37.5 million, compared to segment profit of $20.2 million for the same period in the prior year. The increase was driven by higher earnings at the RRPF affiliates.

Revenues

In the three months ended September 30, 2024, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $4.5 million, due to aircraft spare engines acquired in 2023 and 2024 and utilized in the engine capacity agreement with Rolls-Royce. Marine operating revenue decreased $0.6 million, driven by the final sales of the Specialized Gas Vessels in 2023.

Expenses

In the three months ended September 30, 2024, marine operating expense decreased $1.0 million, due to the sale of the Specialized Gas Vessels in 2023. Depreciation expense increased $1.7 million, due to aircraft spare engines acquired in 2023 and 2024.

Other Income (Expense)

In the three months ended September 30, 2024, income from our share of affiliates' earnings increased $17.2 million, driven by higher remarketing income and higher income from operations. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

OTHER

Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

In the third quarter of 2024, GATX recorded settlement expenses of $3.3 million for litigation claims arising out of legacy business operations. In the second quarter of 2024, GATX recorded reserves of $10.7 million for its share of anticipated environmental remediation costs arising out of prior operations and legacy businesses. The majority of the recorded reserves relate to a previously owned facility that GATX sold in 1974, while the remainder of the amount relates to a landfill that GATX entities previously utilized, which was closed in 1986.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Trifleet revenue	$10.1	$10.6	$29.3	$31.1

Trifleet segment profit	$2.2	$3.4	$5.4	$10.6
Unallocated interest income	3.3	3.6	9.7	9.3
Other (expense) income, including eliminations	(1.3)	1.0	(8.9)	2.0
Segment Profit	$4.2	$8.0	$6.2	$21.9

Selling, general and administrative expense	$57.2	$51.0	$171.7	$153.4

Investment Volume	$3.2	$9.0	$13.2	$27.4

Trifleet Summary

The tank container leasing market remained challenging in the third quarter of 2024. Utilization was 85.6% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the quarter ended:

	September 30 2023	December 31 2023	March 31 2024	June 30 2024	September 30 2024
Ending balance	23,333	23,931	24,448	24,663	24,755
Utilization rate at quarter-end (1)	89.6%	87.3%	85.5%	86.0%	85.6%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $18.3 million for the nine months ended September 30, 2024 compared to the same period in the prior year. SG&A increased $6.2 million for the three months ended September 30, 2024 compared to the same period in the prior year. Both variances were driven by higher employee-related expenses, including higher share-based compensation expense, and higher information technology expense.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other (expense) income, including eliminations was unfavorable by $10.9 million for the nine months ended September 30, 2024 compared to the same period in the prior year. The variance was driven by environmental reserves recorded and expenses related to litigation claims settlements, as noted above, partially offset by the absence of pension settlement charges recorded in the prior year. Other (expense) income, including eliminations was unfavorable by $2.3 million in the three months ended September 30, 2024 compared to the same period in the prior year. The variance was primarily a result of expenses related to the settlements of litigation claims noted above.

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

As of September 30, 2024, we had an unrestricted cash balance of $503.7 million. We also have a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2029 and a $350 million, 3-year unsecured revolving credit facility in the United States that matures in 2027, both of which were fully available as of September 30, 2024.

The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30 (in millions):

	2024	2023
Net cash provided by operating activities	$396.1	$400.1
Net cash used in investing activities	(1,131.4)	(860.6)
Net cash provided by financing activities	789.1	359.9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.8)	(0.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash during the period	$53.0	$(100.8)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 decreased $4.0 million compared to the same period in 2023. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher payments for interest, income taxes, maintenance, and other operating expenses were partially offset by higher cash receipts from revenue and lower payments for operating leases.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the nine months ended September 30 (in millions):

	2024	2023
Portfolio investments and capital additions (1)	$(1,325.1)	$(1,237.5)
Portfolio proceeds (2)	171.7	208.2
Proceeds from short-term investments (3)	—	150.0
Other investing activity	22.0	18.7
Net cash used in investing activities	$(1,131.4)	$(860.6)
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

The increase in portfolio investments and capital additions of $87.6 million for the nine months ended September 30, 2024 was primarily due to more railcars and locomotives acquired at Rail North America, partially offset by fewer aircraft spare engines acquired at GEL, fewer railcars acquired at GRE and Rail India, and fewer tank containers acquired at Trifleet. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds decreased by $36.5 million for the nine months ended September 30, 2024, resulting from the absence of proceeds from the sales of two Specialized Gas Vessels at Engine Leasing and the sale of Rail Russia at Rail International in the prior year.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows from financing activities for the nine months ended September 30 (in millions):

	2024	2023
Net proceeds from issuance of debt (original maturities longer than 90 days)	$1,297.0	$909.2
Repayments of debt (original maturities longer than 90 days)	(413.5)	(500.0)
Net decrease in debt with original maturities of 90 days or less	—	(5.0)
Purchases of assets previously on finance leases (1)	(30.4)	—
Dividends	(63.9)	(60.7)
Stock repurchases (2)	(21.8)	—
Other	21.7	16.4
Net cash provided by financing activities	$789.1	$359.9
_________
(1)    In the nine months ended September 30, 2024, we purchased 728 railcars that were previously leased, compared to none during the same period in 2023.
(2)    In the nine months ended September 30, 2024, we repurchased 166,400 shares of common stock for $21.8 million. We did not repurchase any shares of common stock during the same period in 2023.

The following table shows the activity on our long-term debt principal in the nine months ended September 30, 2024 (in millions):

	December 31 2023	Issuances	Payments	Impact of Foreign Exchange Rates	September 30 2024
U.S. debt	$6,450.0	$950.0	$(300.0)	$—	$7,100.0
Europe debt (1)	899.6	305.4	(113.5)	12.0	1,103.5
India debt (2)	101.0	48.0	—	(1.0)	148.0
Total debt principal	$7,450.6	$1,303.4	$(413.5)	$11.0	$8,351.5
__________
(1)    Denominated in euros, but presented in U.S. dollars in this table.
(2)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued during the nine months ended September 30, 2024:

U.S. debt
•$350.0 million of 3-year unsecured fixed rate debt at a 5.430% yield
•$200.0 million of 10-year unsecured fixed rate debt at a 5.700% yield
•$400.0 million of 30-year unsecured fixed rate debt at a 6.053% yield

Europe debt
•€121.0 million ($132.0 million) of 2-year unsecured floating rate debt at Trifleet, currently 4.97%*
•€50.0 million ($54.4 million) of 7-year unsecured floating rate debt at GRE, currently 5.015%*
•€75.0 million ($81.1 million) of 5-year unsecured floating rate debt at GRE, currently 5.359%*
•€35.0 million ($37.8 million) of 3-year unsecured fixed rate debt at GRE at a 4.371% yield

India debt
•INR 2.0 billion ($24.1 million) in two tranches from a 5-year delayed draw term loan at fixed rates of 8.43% and 8.55%
•INR 2.0 billion ($23.9 million) in two tranches from a separate 5-year delayed draw term loan at fixed rates of 8.88% and 8.51%
__________
(*)    Floating rates are based on the applicable interest rate as of September 30, 2024.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2024 (in millions):

	Material Cash Obligations by Period
	Total	2024 (1)	2025	2026	2027	2028	Thereafter
Recourse debt	$8,351.5	$111.4	$657.4	$613.1	$848.2	$735.3	$5,386.1
Interest on recourse debt (2)	3,444.0	89.0	360.0	340.4	307.2	273.9	2,073.5
Commercial paper and credit facilities	11.1	11.1	—	—	—	—	—
Operating lease obligations	212.5	8.7	35.8	35.9	32.9	25.7	73.5
Purchase commitments (3)	2,259.6	232.2	652.4	414.9	433.6	399.5	127.0
Total	$14,278.7	$452.4	$1,705.6	$1,404.3	$1,621.9	$1,434.4	$7,660.1
_________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2024.
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

During the second quarter of 2024, we entered into a new $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2029. The new credit facility contains two one-year extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility, which was terminated upon our entry into the new credit facility. As of September 30, 2024, the full $600 million was available under this facility. We also entered into a new $350 million, 3-year unsecured revolving credit facility in the United States, expiring in May 2027. This facility also has two one-year extension options. This replaced our prior $250 million 3-year unsecured revolving credit facility, which was terminated upon entry into the new credit facility. As of September 30, 2024, the full $350 million was available under this facility.

Our European subsidiaries have unsecured credit facilities with an aggregate limit of €35.0 million. As of September 30, 2024, €25.0 million was available under these credit facilities. At September 30, 2024, we had $11.1 million of outstanding short-term borrowings under bank credit facilities at our European subsidiaries. The weighted average interest rate of these outstanding borrowings during the nine months ended September 30, 2024 was 4.4%.

Delayed Draw Term Loans

As of September 30, 2024, we had INR 2.0 billion ($23.9 million) available under an outstanding delayed draw term loan in India.

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

At September 30, 2024, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €870.0 million, and Trifleet had an outstanding term loan of €121.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At September 30, 2024, we were in compliance with all covenants and conditions of all of our credit agreements. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of September 30, 2024:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(503.7)	$(823.6)	$(479.1)	$(450.7)	$(203.1)
Commercial paper and bank credit facilities	11.1	10.7	10.8	11.0	12.3
Recourse debt	8,293.5	8,235.7	7,624.5	7,388.1	6,835.6
Operating lease obligations	187.5	209.3	215.2	226.8	233.2
Total debt and lease obligations, net of unrestricted cash	$7,988.4	$7,632.1	$7,371.4	$7,175.2	$6,878.0

Total recourse debt (1)	$7,988.4	$7,632.1	$7,371.4	$7,175.2	$6,878.0
Shareholders' Equity	$2,436.7	$2,343.4	$2,324.3	$2,273.0	$2,174.5
Recourse Leverage (2)	3.3	3.3	3.2	3.2	3.2
_________
(1)    Includes recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / shareholder's equity.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase authorization does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. During the nine months ended September 30, 2024, we repurchased 166,400 shares of common stock for $21.8 million, excluding commissions. No share repurchases were completed during the same period in 2023. As of September 30, 2024, $65.3 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2024. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net income (GAAP)	$89.0	$52.5	$207.7	$193.2
Adjustments attributable to consolidated pre-tax income:
Litigation claims settlements (1)	$3.3	$—	$3.3	$—
Environmental reserves (2)	—	—	10.7	—
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (3)	—	—	(0.6)	1.4
Net gain on Rail Russia at Rail International (4)	—	—	—	(0.3)
Total adjustments attributable to consolidated pre-tax income	$3.3	$—	$13.4	$1.1
Income taxes thereon, based on applicable effective tax rate	$(0.8)	$—	$(3.5)	$—
Net income, excluding tax adjustments and other items (non-GAAP)	$91.5	$52.5	$217.6	$194.3

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Diluted earnings per share (GAAP)	$2.43	$1.44	$5.68	$5.30
Adjustments attributable to consolidated income, net of taxes:
Litigation claims settlements (1)	$0.07	$—	$0.07	$—
Environmental reserves (2)	—	—	0.22	—
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (3)	—	—	(0.02)	0.04
Net gain on Rail Russia at Rail International (4)	—	—	—	(0.01)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$2.50	$1.44	$5.95	$5.33

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended September 30 (in millions):

	2024	2023
Net income (GAAP)	$273.7	$241.6

Adjustments attributable to consolidated pre-tax income:
Litigation claims settlements (1)	$3.3	$—
Environmental reserves (2)	10.7	—
Net loss on Specialized Gas Vessels at Engine Leasing (3)	2.0	4.2
Net loss on Rail Russia at Rail International (4)	—	3.5
Total adjustments attributable to consolidated pre-tax income	$16.0	$7.7
Income taxes thereon, based on applicable effective tax rate	$(3.5)	$—

Other income tax adjustments attributable to consolidated income:
Income tax rate change (5)	$(3.0)	$—
Net operating loss valuation allowance adjustment (6)	(2.3)	—
Total other income tax adjustments attributable to consolidated income	$(5.3)	$—

Net income, excluding tax adjustments and other items (non-GAAP)	$280.9	$249.3
_________
(1)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(2)    Reserves recorded for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses.
(3)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(4)    In 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In the first quarter of 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(5)    Deferred income tax adjustment attributable to state tax rate reductions in 2023.
(6)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.

	2024	2023
Return on Equity (GAAP)	11.9%	11.7%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	12.2%	12.1%

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2024, we repurchased 96,356 shares of common stock for $12.9 million under the share repurchase program compared to no share repurchases completed during the third quarter of 2023. As of September 30, 2024, $65.3 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the third quarter of 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 - July 31, 2024	32,703	$134.21	32,703	$73.8
August 1, 2024 - August 31, 2024	52,453	$134.07	52,453	$66.8
September 1, 2024 - September 30, 2024	11,200	$136.13	11,200	$65.3
Total	96,356	$134.35	96,356

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended September 30, 2024.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and nine months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: October 24, 2024