Form 10-K
period 2024-12-31
GATX CORP
filed 2025-02-19
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4.7 billion as of June 28, 2024.

There were 35.6 million common shares outstanding at January 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 14, 2025	PART III

GATX CORPORATION
2024 FORM 10-K

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦prolonged inflation or deflation
◦high interest rates
◦weak macroeconomic conditions and world trade policies
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading" or labor strikes or shortages
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including global conflicts, geographic exposure and customer concentrations
◦customers' desire to buy, rather than lease, our transportation assets
◦other operational or commercial needs or decisions of our customers
•inability to maintain our transportation assets on lease at satisfactory rates and term length due to oversupply of assets in the market or other changes in supply and demand
•competitive factors in our primary markets, including existing or new competitors with significantly lower costs of capital
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities

•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and the risks that certain factors that adversely affect Rolls-Royce could have an adverse effect on our businesses
•potential obsolescence of our assets
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties or trade barriers affecting our activities in the countries where we do business
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•inability to attract, retain, and motivate qualified personnel, including key management personnel
•inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•changes in, or failure to comply with, laws, rules, and regulations
•environmental liabilities and remediation costs
•operational, functional and regulatory risks associated with climate matters, severe weather events and natural disasters
•U.S. and global political conditions and the impact of increased geopolitical tension and wars on domestic and global economic conditions in general, including supply chain challenges and disruptions
•prolonged inflation or deflation
•fluctuations in foreign exchange rates
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•inability to obtain cost-effective insurance
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inadequate allowances to cover credit losses in our portfolio
•asset impairment charges we may be required to recognize
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures
•the occurrence of a widespread health crisis and the impact of measures taken in response

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

In 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance ("RRPF") affiliates, a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GEL, our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

At December 31, 2024, we had total assets of $12.3 billion, composed largely of railcars.

OPERATIONS

GATX RAIL BUSINESS OVERVIEW

Our wholly owned fleet of approximately 152,000 railcars is one of the largest railcar lease fleets in the world. We lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe, and freight cars in India. The following table sets forth our worldwide rail fleet data as of December 31, 2024:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	64,068	47,293	111,361	288	111,649	661
Rail International	23,913	16,697	40,610	7	40,617	—
Total	87,981	63,990	151,971	295	152,266	661

Our rail customers primarily operate in the transportation, chemical, petroleum, and food/agriculture industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship nearly 550 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

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

Approximately 152,000 Railcars as of 12/31/2024

GATX's Industries Served
Other, 11%
Mining, Mineral & Aggregates, 5%
Food & Agriculture, 13%
Railroads & Other Transports, 20%
Refiners & Other Petroleum, 24%
Chemicals & Plastics, 27%

Based on 2024 Combined Rail North America and Rail International Revenues

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. These railcars have estimated economic useful lives of 27 to 45 years and an average age of approximately 18 years. Rail North America has a large and diverse customer base, serving approximately 830 customers. In 2024, one customer accounted for more than 5% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 25% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar type, lease structure, and market conditions. The average remaining lease term of the North American fleet was approximately 41 months as of December 31, 2024. Rail North America’s primary competitors in railcar leasing are Union Tank Car Company, Wells Fargo Rail, CIT Rail, Trinity Industries Leasing Company, and American Industrial Transport. Rail North America competes primarily on the basis of availability of railcars, maintenance capabilities, lease rate, lease structures, customer relationships, and engineering expertise.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, Inc., The Greenbrier Companies, Inc. (“Greenbrier”) and its subsidiaries, National Steel Car Ltd., and FreightCar America, Inc. We also acquire new and used railcars in the secondary market.

In 2022, we entered into a long-term railcar supply agreement with Trinity to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity is scheduled to deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2024, 5,392 railcars have been ordered pursuant to the terms of the agreement, of which 3,458 have been delivered.

Rail North America also owns a fleet of locomotives, consisting of 593 four-axle and 68 six-axle locomotives as of December 31, 2024. In 2024, we acquired a fleet of 156 locomotives from Progress Rail Services Corporation. The acquisition was an opportunity to grow the locomotive fleet and add a mix of favorable model types. Locomotive customers are primarily regional and short-line railroads and industrial users. Lease terms vary from month-to-month to ten years. As of December 31, 2024, the average remaining lease term of the locomotive fleet was approximately 23 months. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Rail, and LTEX Rail. Competitive factors in the market include availability of locomotives, lease rates, customer service, and maintenance.

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

At December 31, 2024, Rail North America’s maintenance network consisted of:

•Six major maintenance facilities that can complete nearly all types of maintenance services;
•One smaller maintenance facility with more limited capabilities;
•One customer-dedicated site operating within a customer facility that offers services tailored to the needs of our customer's fleet; and
•Two locations with mobile units that travel to field locations to provide services tailored to the needs of our customers' fleets.
The maintenance network is supplemented by a number of preferred third-party maintenance providers and railroads. In 2024, third-party maintenance network expenses accounted for approximately 18% of Rail North America’s total maintenance network expenses, excluding repairs performed by the railroads. In 2024, wholly owned and third-party maintenance facilities performed approximately 29,000 service events, including in some cases multiple independent service events for the same railcar.
Our maintenance activities are primarily dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. Revenue earned from these types of maintenance services is recorded in other revenue. We also perform maintenance and repair activities on railcars owned by third parties.

Affiliates

GATX is a co-founder of and, as of December 31, 2024, owns a 10.0% share in the RailPulse LLC ("RailPulse") joint venture. RailPulse's owners consist of a coalition of North American railcar owners, including leasing companies, shippers, short lines, and Class I railroads. The RailPulse joint venture was formed to create an industry-wide telematics platform to enable the use of telematics devices to gather data and enhance rail safety and the value proposition for rail shippers across North America. The financial results of RailPulse are not material to GATX.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and until January 31, 2023, Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. As of December 31, 2024, GRE owned 30,027 railcars with estimated useful lives of 32 to 40 years and an average age of approximately 17 years. GRE has a diverse customer base with approximately 270 customers. In 2024, one customer accounted for approximately 18% of GRE's total lease revenue and the top ten customers combined accounted for approximately 46% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and, as of December 31, 2024, the average remaining lease term of the European fleet was approximately 20 months. GRE's primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Wascosa AG, and Touax. GRE competes principally on the basis of availability of railcars, customer relationships, lease rate, lease structure, engineering, and maintenance expertise.

GRE acquires new railcars primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Duro Dakovic, and Tatravagonka a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles tank cars each year. As of December 31, 2024, GRE had commitments to acquire from third parties, primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail, Duro Dakovic and Tatravagonka a.s., 1,804 newly manufactured railcars scheduled to be delivered in 2025.

As of December 31, 2024, Rail India owned 10,583 railcars with estimated useful lives of 15 to 30 years. Rail India's leases are net leases, under which the lessee assumes responsibility for maintenance of the railcars, and have terms generally ranging from five to fifteen years. As of December 31, 2024, the average remaining lease term of the Indian fleet was approximately 75 months. Rail India has a customer base of 18 customers in the automotive, container, steel, cement, and bulk commodities transport sector, as well as one customer in the public sector. As of December 31, 2024, Rail India had entered into contracts to acquire 682 railcars to be delivered in 2025, the majority of which have committed leases in place with customers.

In 2022, we decided to exit Rail Russia due to the impacts of the Russia/Ukraine conflict on our business and the business risks associated with the geopolitical environment resulting from that conflict. In the first quarter of 2023, we sold Rail Russia. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for further information.

Maintenance

GRE operates a maintenance facility in Ostróda, Poland that performs significant repairs, regulatory compliance, and modernization work for our owned railcars and assembles railcars for GRE's fleet. This facility is supplemented by an extensive network of third-party repair facilities. The third-party facilities accounted for approximately 66% of GRE's total maintenance network expenses in 2024.

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

ENGINE LEASING

Engine Leasing is composed primarily of the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates") that lease aircraft spare engines and GATX Engine Leasing ("GEL"), our wholly owned aircraft spare engine leasing business.

Affiliates

The RRPF affiliates are a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: leasing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and leasing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2024, the RRPF affiliates, in aggregate, owned 427 engines, of which 198 were on lease to Rolls-Royce. Aircraft engines have an estimated economic useful life of 20 to 30 years. As of December 31, 2024, the average age of these engines was approximately 12 years. Lease terms vary, but typically range from 5 to 12 years. The RRPF affiliates are staffed and managed by seconded Rolls-Royce employees, who also oversee any required maintenance activities.

Owned Assets

GEL is our wholly owned entity that invests directly in aircraft spare engines. As of December 31, 2024, GEL owned 39 aircraft spare engines, with 14 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. These aircraft spare engines have an estimated economic useful life of 20 to 30 years. As of December 31, 2024, the average age of these engines was approximately 4 years. The average remaining lease term of engines on long-term leases as of December 31, 2024 was approximately 6 years. All engines owned by GEL are managed by the RRPF affiliates.

Historically, Engine Leasing had marine assets (the "Specialized Gas Vessels") that were utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas and ethylene, primarily on short-term spot contracts and medium-term charters and contracts of affreightment for major oil and chemical customers worldwide. As of December 31, 2023, we had sold all of our marine assets.

OTHER

Trifleet owns and manages tank containers that are leased to a diverse base of approximately 300 customers in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, and transport and logistics operators. These tank containers have estimated useful lives of 15 to 25 years and an average age of approximately 8 years. Trifleet's lease terms generally range from one to five years and, as of December 31, 2024, the average remaining lease term was approximately 23 months. Trifleet manages tank containers on behalf of a limited number of third-party container investors under long-term agreements. Under these agreements, Trifleet earns fees for managing these investor-owned fleets, and provides various services, including the sourcing of new containers and customers, leasing and remarketing of tank containers, and arranging inspection and maintenance services. Trifleet's primary competitors are Exsif, Eurotainer, Seaco, Raffles, Peacock, and CS Leasing.

Trifleet acquires new tank containers primarily from China International Marine Containers (Group) Ltd. ("CIMC"), Jingjiang Asian-Pacific Logistics Equipment Co., Ltd. ("JJAP"), and Nantong Tank Container Co., Ltd. ("NT Tank"). As of December 31, 2024, Trifleet had commitments to acquire from third-parties, primarily from CIMC, 485 newly manufactured tank containers to be delivered in 2025.

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

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information.

HUMAN CAPITAL

The strength of our workforce is a significant contributor to our success. To facilitate talent attraction and retention, we endeavor to make GATX an inclusive and safe workplace that recognizes and fosters innovation and a variety of viewpoints while providing employees with opportunities to grow and develop in their careers. This is supported by fair compensation, a range of benefits, health and wellness offerings, and programs that build connections between our employees and their communities.

Employees and Employee Relations

As of December 31, 2024, we employed 2,150 persons globally, of whom approximately 39% were union workers covered by collective bargaining agreements. The hourly employees at our U.S. service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information about our employees and concentration of labor force.

Our People

GATX is committed to fostering an inclusive environment where employees feel valued and welcomed to be their best personally and professionally. In recent years, GATX has committed to strengthening its culture through a variety of projects and processes, including:

•aiming to cultivate an inclusive environment where everyone can contribute their full range of knowledge, experiences, and perspectives to attract and retain top-tier talent, and by embracing such varied viewpoints, we seek to drive innovation and enhance business outcomes;
•utilizing structured and transparent hiring practices that seek to attract top-tier talent;
•conducting annual compensation reviews for professional, managerial, and executive level positions;
•regularly conducting employee engagement surveys; and
•supporting our employees' learning and career growth through a comprehensive approach that includes organization-wide training, specialized programs for emerging leaders and people managers, and an extensive selection of e-learning opportunities.

Talent Development and Retention

We champion learning and career growth for our employees, as we believe the talent and efforts of our employees drive the success of our business. We believe the long tenure of many GATX employees is an attestation to the organization's culture and career opportunities. Employees are supported with a multi-tiered approach to learning. For example, managers receive training on topics such as managing in a hybrid work environment, performance management, and goal-setting, while employees in our maintenance facilities have access to certification programs that enable their career progression. Career success profiles provide transparency into what it takes to be successful at GATX as an individual contributor and also as a leader. Our talent development programs are designed to provide employees with the resources they need to help achieve their career goals, build management skills, and lead their organizations, as well as to facilitate readiness for potential successors within our leadership pipelines.

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

Safety

GATX strives to maintain the highest levels of safety by fostering a culture that makes safety a top priority. GATX utilizes a continuous improvement methodology to identify environment, health, and safety hazards, evaluate the risks, implement control measures, and drive improvement initiatives.

We continue to strive to ensure that our railcar maintenance facility employees, who are essential workers in the rail industry, can safely perform their jobs every day.

GATX continues to be recognized as a Responsible Care Partner by the American Chemistry Council ("ACC") and the Chemistry Industry Association of Canada ("CIAC") and is an active participant in the Transportation Community Awareness and Emergency Response ("TRANSCAER") initiative, a national outreach effort assisting communities to prepare for and respond to possible hazardous materials transportation incidents. In 2024, GATX received several Responsible Care awards, including the CIAC’s 2023 Responsible Care Excellence in Partnership Award, 2023 President's Award for an employee’s long-standing dedication to TRANSCAER Canada and the development of a new TRANSCAER Tank Trainer Car, and two ACC Facility Safety Awards for Terre Haute's and Waycross’ achievements in the prevention of occupational injuries and illnesses. Additionally, GATX offers training on the proper use of our equipment and on regulations that impact our business. We hold training events at customer locations across North America through the use of our TankTrainer™ mobile classroom.

Community Commitment

We believe that building connections between our employees and their communities creates a more meaningful, fulfilling, and productive workplace. GATX has a long history of supporting causes in communities where our employees live and work, establishing a company culture that values strong corporate citizenship. Every year, our local offices organize and encourage employees to volunteer and give back through programs that focus on addressing the needs of underserved populations and building vibrant communities. Highlights from 2024 included:

•Employees in Chicago, Illinois and Hearne, Texas helped create life-changing wishes in partnership with their local Make-A-Wish chapters. Further, for over 25 years, GATX and its employees have donated nearly $6 million to Make-A-Wish Illinois through corporate contributions and employee giving and fundraising.
•In Chicago, Illinois, employees participated in a service day with Big Shoulders Fund, which provides support to inner-city schools, to clean, beautify, and prepare schools for the new school year. Further, GATX employees mentor students year-round.
•Employees across Europe cleaned natural areas, revitalized garden spaces, donated blood, and more as part of GATX Rail Europe's "You Care - We Care" initiative.
•In Moose Jaw, Saskatchewan, employees collected and donated more than 750 pounds of food to the community food bank, helping nourish their neighbors in need.
•In Galena Park, Texas, GATX employees helped ensure students were prepared for the new school year by donating backpacks, school supplies, and a specialty printer to a school. In recognition of these efforts, GATX received the "Stand Up for Texas Public Schools" honor from the Texas Association of School Boards and Galena Park Independent School District.

SUSTAINABILITY

We are committed to growing our business in a sustainable and socially responsible manner, and we demonstrate our commitment through our programs and initiatives. A multi-functional team meets periodically to develop, assess, and prioritize topics that are important to our business and our stakeholders and to continually improve both the measurement and transparency of our disclosures and practices. The Governance Committee of GATX’s Board of Directors has primary oversight responsibility for our ongoing and developing sustainability efforts. We maintain a Sustainability page on our website (www.gatx.com) to highlight our environmental and social accomplishments and provide key performance data to our stakeholders. For example, in 2024, GATX received the Energy Efficiency Award from the ACC in recognition of the Colton, California facility's flare optimization project. Further, GRE and Trifleet both received the Gold rating from EcoVadis, a global provider of business sustainability ratings, placing them in the top 5 percent of all rated companies. GATX issues an annual Sustainability Accounting Standards Board ("SASB") report, which can be found on our website, that discloses metrics related to relevant sustainability factors. Nothing on our website shall be deemed incorporated by reference into this Form 10-K.

ENVIRONMENTAL MATTERS

Our operations, facilities, and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters, air emissions, toxic substances, the generation, handling, storage, transportation, and disposal of waste and hazardous materials, and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties, or other liabilities. Environmental risks and compliance with applicable environmental laws and regulations are inherent in the use of rail and other transportation assets, which can involve transporting chemicals and other hazardous materials.

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup, and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2024, environmental costs were not material to our financial position, results of operations, or cash flows. For further discussion, see "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

We recognize that climate matters, including related regulatory action, have the potential to impact our leasing businesses and maintenance operations. GATX continues to evaluate and assess business, operational, and strategic risks associated with climate matters and reports on key environmental data. We publish Scope 1 and Scope 2 greenhouse gas emissions and continue to work on assessing our full value chain impacts on the environment in an effort to identify opportunities to reduce those impacts.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Robert C. Lyons	President and Chief Executive Officer	2022	61
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	56
Brian L. Glassberg	Executive Vice President, General Counsel and Secretary	2022	50
Kim Nero	Executive Vice President and Chief Human Resources Officer	2021	50
Paul F. Titterton	Executive Vice President and President, Rail North America	2022	49
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	57
Kevin J. Hillesland	Senior Vice President, Structured Finance	2023	61
Christopher M. LaHurd	Senior Vice President, International	2024	42
Jennifer M. McManus	Senior Vice President, Controller and Chief Accounting Officer	2020	45
Geoffrey D. Phillips	Senior Vice President, Operations	2023	56
John M. Sbragia	Senior Vice President, Engineering and Quality	2023	54
Jennifer L. Van Aken	Senior Vice President, Treasurer and Chief Risk Officer	2020	50
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	62
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer	2018	57

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

•Mr. Glassberg was elected Executive Vice President, General Counsel and Secretary effective December 2022. Since joining GATX in October 2011, Mr. Glassberg has served in various leadership roles within the law department, including as Deputy General Counsel from April 2021 to November 2022 and Associate General Counsel from March 2015 to March 2021. Prior to joining GATX, Mr. Glassberg was an associate in the corporate department of the Washington, DC and Chicago, IL offices of Latham & Watkins, LLP.

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

•Mr. LaHurd was elected Senior Vice President, International, effective August 2024. Previously, Mr. LaHurd was Vice President, International Business Development from May 2017 to August 2024. Since joining GATX in 2008, Mr. LaHurd has held leadership positions with increasing responsibility across finance and international business development.

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

AVAILABLE INFORMATION

We make available free of charge at our website, www.gatx.com, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy, and other information that we have filed with the SEC. The SEC website may be found at http://www.sec.gov. Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Company Officers are posted under Governance in the Investor Relations section of our website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Company Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on our website is not incorporated by reference into this report.

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

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Customer demand for our transportation assets and services can be adversely affected by various economic and other factors, including:

•Prolonged inflation or deflation;
•High interest rates;
•Weak macroeconomic conditions and world trade policies, including tariffs, embargoes and sanctions;
•Weak market conditions in our customers’ businesses;
•Adverse changes in the price of, or demand for, commodities;
•Changes in railroad operations, efficiency, safety, pricing and service offerings, including those related to “precision scheduled railroading” or labor strikes or shortages;
•Changes in, or disruptions to, supply chains;
•Availability of pipelines, trucks, and other alternative modes of transportation;
•Changes in conditions affecting the aviation industry, including geographic exposure, global conflict and customer concentrations; and
•Other operational or commercial needs or decisions of our customers.

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

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of assets in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive alternatives. In either case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity. In addition, demand for transportation assets used to transport certain commodities, including ethanol and other renewable fuels, may be affected by government subsidies and mandates, which may be enacted, changed, or eliminated from time to time, while demand for transportation assets used to transport fossil fuels or that directly or indirectly require consumption of fossil fuels for operation may be affected by government policies and mandates with respect to climate matters and carbon emissions.

The availability and relative cost of alternative modes of transportation and changes in customer transportation preferences also could reduce demand for our assets. For example, technological innovations in the trucking industry and patterns in U.S. economic growth that favor truck over rail could result in a modal shift away from rail and reduce customer demand for our rail assets. Demand for our other transportation assets and related services is also influenced by many of the factors discussed above. For example, aircraft spare engine leasing is influenced by airline and lessee profitability, patterns in global air travel, reliability and durability of engine types, world trade policies, widespread health crises, geopolitical tensions or conflict, technological advances, and price and other competitive factors. A significant decline in customer demand for our assets and services could adversely affect our financial performance.

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

Our North American rail asset leasing business is impacted by the operations of the railroads, particularly the largest rail systems known as the “Class I railroads”, most of which are operating under a philosophy known as “precision scheduled railroading” or “PSR”. If PSR results in substantial increases in train velocity or decreases in dwell time for rail assets, the resulting excess supply of railcars and/or locomotives may adversely impact the demand for our rail assets. Alternatively, if PSR results in increased pricing and/or reduced service frequency, decreased reliability, safety and/or quality, the value proposition of rail freight for shippers relative to alternative modes of transportation could be reduced. Apart from PSR, other factors such as adverse weather conditions, railroad mergers, labor strikes or shortages, poor service to shippers, other disruptions to railroad operations, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. Each of these cases could reduce demand for our rail assets and decreased fleet utilization due to modal shift away from rail, all of which could negatively impact revenue and our results of operations.

Competition could result in decreased profitability.

We operate in a highly competitive business environment. In certain cases, our competitors are larger than we are and have greater financial resources, higher credit ratings, and a lower cost of capital, while some of our competitors manufacture railcars for their own leasing businesses. These factors may enable our competitors to offer leases or services to customers at lower rates than we can provide, thus negatively impacting our profitability, asset utilization, and investment volume. In addition, decreasing interest rates may invite new competition.

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

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. In order to obtain committed access to a supply of newly built railcars on competitive terms, we periodically enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. Some of these agreements may provide for flexibility in the pricing, timing, and quantity of our purchasing commitments, while other agreements may provide no such flexibility. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars at reasonable rates, or at all. Furthermore, we may be required to take delivery of railcars at points when our financing costs may be high. These factors could negatively affect our revenues and profitability. In addition, if tariffs, labor interruptions or shortages, trade disputes, commodity prices, geopolitical tensions, inflation, supply chain disruptions, or other factors lead to higher prices for steel or other raw materials used to manufacture railcars or components utilized in such railcars, we may be required to pay higher prices to purchase new railcars, which could adversely affect our ability to profitably lease those railcars to customers.

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

From time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These transactions may present financial, managerial, and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and costs, assumption of liabilities and indemnities, increased compliance risks, and potential disputes with the buyers or sellers or third parties. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses, which may reduce our profitability. If we are unable to consummate such transactions, we will not receive the expected benefits, and alternative favorable opportunities to invest or divest may not be available to us. If we cannot successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, or are unable to complete a divestiture, our financial results could be adversely affected.

We rely on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and certain factors that adversely affect Rolls-Royce could have an adverse effect on those businesses.

GATX and Rolls-Royce plc. (“Rolls-Royce”) each own 50% of domestic and foreign joint venture entities (collectively, the “RRPF affiliates” or “RRPF”) that own and lease aircraft spare engines to Rolls-Royce and owners and operators of commercial aircraft. In addition, GATX directly invests in aircraft spare engines through its wholly owned subsidiary, GATX Engine Leasing Ltd. (“GEL”), and places some of these engines on long-term leases with airline operators, with RRPF serving as the asset manager. For other engines, GEL also provides Rolls-Royce with access to aircraft spare engine capacity to support Rolls-Royce’s engine maintenance program for its customers. Rolls-Royce is therefore a major customer of the RRPF affiliates and of GEL, as well as a critical supplier of aircraft spare engines and commercial, technical, and maintenance services to GATX and the RRPF affiliates. A deterioration in (1) the performance of services provided by Rolls-Royce or RRPF, or (2) the durability and reliability of the engines, or (3) the financial condition, creditworthiness or liquidity of Rolls-Royce or RRPF could negatively impact GATX’s financial performance or, in the case of GEL, its operational performance.

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

Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•Unforeseen developments and conditions, including terrorism, war, and international tensions and conflicts;
•Supply chain disruptions;
•Imposition of additional or new tariffs, quotas, trade barriers, embargoes, regulations, and similar restrictions on operations outside the United States;
•Inability to access railcar, tank container or component supply;
•Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business, or retaliatory sanctions by such countries on companies in the U.S. or in other countries in which we operate;
•Nationalization or confiscation of assets by foreign governments;
•Inflation or deflation;
•Fluctuations in currency values;
•Sudden changes in foreign currency exchange controls;
•Noncompliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act;
•Noncompliance with a variety of foreign laws and regulations;
•Failure to properly implement changes in tax laws and the interpretation of those laws;
•Failure to develop and maintain data management practices that comply with laws related to cybersecurity, privacy, artificial intelligence, data localization, and data protection;
•Discriminatory or conflicting fiscal or trade policies;
•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions;
•Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries; and
•Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base.

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

Our success depends on the strength of our workforce (many of whom are longstanding GATX employees) and therefore on our ability to attract, develop, engage and retain employee talent, including successors to members of senior management. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices and the effectiveness of our compensation programs. The market for both hourly and professional employees has been, and remains, very competitive. Difficulties in recruiting and motivating qualified personnel, including skilled labor, the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base, or our inability to successfully transition key roles could hinder our ability to execute our strategy and adversely impact our business and results of operations.

Information Technology Risks

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our information technology (“IT”) infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

We rely on our IT Infrastructure (defined below) in all aspects of our business operations. We own and manage certain aspects of our IT infrastructure, but we also rely on third parties for a range of IT systems and related products and services, including but not limited to, cloud computing services (such third-party systems and our IT infrastructure, collectively, our “IT Infrastructure”). We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as confidential and proprietary information belonging to our business, including trade secrets (such data and information, collectively, “Confidential Information”). We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Infrastructure and Confidential Information. These risks have continued to increase in recent years in their frequency and levels of sophistication and intensity by sophisticated and organized groups and individuals with a wide range of motives and expertise. The implementation of remote and hybrid work options for our employees and employees of our third-party IT suppliers has led to a substantial increase in remote access to our networks and systems. All IT systems are vulnerable to cybersecurity threats and other unlawful attempts to disrupt or gain access to these systems, and these vulnerabilities may be increased by remote computing assets and additional security vulnerabilities that are present in many public, non-corporate and home networks. We and our third-party providers are regularly subject to attempted cyber intrusions, hacks and ransomware attacks, and we expect these incidents to accelerate and become increasingly sophisticated in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. While we have invested significant expense and effort in the protection of our Confidential Information and IT Infrastructure, the steps we have taken to mitigate these risks may not be effective to prevent breaches of our IT Infrastructure. Breaches of our IT Infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of Confidential Information stored on our IT Infrastructure and subject us to potential lawsuits, including class actions, other material legal liabilities, reputational damage, lost customers or significant costs associated with incident response, system restoration or remediation, applicable filings and notifications, and future compliance. These disruptions could adversely affect our operations, financial position, and results of operations. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information. While we maintain insurance to mitigate our exposure to these risks, our insurance policies, which carry retention and coverage limits, may not be adequate to reimburse us for losses caused by security breaches or other cybersecurity events, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection, data security, and artificial intelligence. Many jurisdictions in which we conduct business have passed or proposed laws and regulations dealing with the collection, processing, storage, transfer and/or use of personal information, some of which include potential fines and penalties based on worldwide revenue. We could incur substantial costs related to ongoing compliance with, and substantial penalties or litigation or reputational damage related to violations of, such laws and regulations.

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

We may be affected by climate matters or market or regulatory responses to climate matters.

Regulatory focus on climate matters and greenhouse gas (“GHG”) emissions has increased across the globe. New government regulations could increase our operating costs and compliance with those regulations could be costly. New disclosure rules and regulations related to climate matters and mitigation efforts, such as the Corporate Sustainability Reporting Directive and related European Sustainability Reporting Standards in the European Union and climate disclosure laws and regulations in California, will require us to design and implement additional internal and disclosure controls. If the cost of such controls is significant, it could adversely affect our financial condition and result of operations. Moreover, failure of such controls to provide accurate and complete information could result in violation of such rules or regulations, which could have a material effect on our financial position, results of operations, cash flows, and reputation.

Climate matters may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. Severe weather, climate matters, and natural disasters, such as tornadoes, flooding, hurricanes, fires and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. We are subject to the risks associated with natural disasters and the physical effects of climate matters, which may increase in frequency and severity over time and may have a material adverse effect on our assets, operations and business. In addition, changes in laws, rules, and regulations, or actions by authorities or other third parties to address GHG and climate matters could negatively impact our customers and business. For example, restrictions on GHG emissions could significantly increase costs for our customers whose production processes require significant amounts of energy, which could reduce demand for the lease of our assets, while rail and other transportation assets in our fleet that are used to carry fossil fuels, such as coal and petroleum, or that directly or indirectly require fossil fuel consumption for operation of the assets could see reduced demand or be rendered obsolete depending on the extent to which government regulations mandate a reduction in fossil fuel consumption or customer preferences change. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate matters, could reduce the demand for and value of our assets, and could have an adverse effect on our financial position, results of operations, and cash flows.

Economic and Credit Risks

United States and global political conditions and increased geopolitical tension, civil unrest and armed conflict could adversely affect our business, financial condition and results of operations.

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks or war, which could lead to the following:

•Legislation or regulatory action directed toward improving the security of transportation assets against acts of terrorism, which could affect the construction or operation of transportation assets and increase costs;
•A decrease in demand for transportation assets and services;
•Lower utilization of transportation equipment;
•Lower transportation asset lease rates;
•Impairments and loss of transportation assets;
•Supply chain challenges and disruptions;
•Capital market disruption, which may raise our financing costs or limit our access to capital;
•Trade wars and imposition of new and retaliatory tariffs;
•Liability or losses resulting from acts of terrorism involving our assets;
•Increased risk of cybersecurity attacks;
•Higher insurance costs, reduced coverage amounts or limited access to insurance; and
•A significant deterioration of global growth, and related decreases in confidence or investment activity in the global markets, arising from political or economic tensions, changes, and trends and/or an increase in trade conflict and protectionism.

Depending upon the severity, scope, and duration of these circumstances, the impact on our business, financial position, results of operations, and cash flows could be material.

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

Prolonged inflation, as well as interest rate increases, or deflation could have an adverse impact on our business and financial results.

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

We rely largely on the capital markets and banks to fund our operations and contractual commitments. Typical funding sources include public debt issuances, bank term loans, private placement loans, commercial paper, and a variety of other unsecured and secured financing structures. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, negative changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, Inc., or continuing increased interest rates could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. Financial and market dynamics and volatility may heighten these risks. If we are unable to obtain financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

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

We review long-lived assets and joint venture investments for impairment annually, or when circumstances indicate the carrying value of an asset or investment may not be recoverable. Among other circumstances, the following may change our estimates of the cash flows we expect our long-lived assets or joint venture investments will generate, which could require us to recognize asset impairment charges:

•A weak economic environment or challenging market conditions;
•New laws, rules or regulations affecting our assets or the commodities that they carry, or changes to existing laws, rules or regulations;
•Events related to particular customers or asset types or geographic markets; and
•Asset or portfolio sale decisions by management.

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

The occurrence of a widespread health crisis and measures taken in response could have an adverse impact on our operations, commercial activity, asset values, financial position or liquidity.

The occurrence of a widespread health crisis and governmental action or inaction taken in response thereto could cause or contribute to a slowdown in economic activity, disruptions in global supply chains, a dramatic reduction in air travel, and volatility and disruption of financial markets. Such a crisis could also result in operational and labor disruptions, employee attrition and difficulty securing future labor needs, as well as impacts the broader employment market and supply chains, our suppliers, and our customers. These impacts could materially and adversely affect our business, costs, operations, financial performance, and liquidity, as well as our ability to successfully execute our business strategy.

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
•Incident Response and Recovery Planning: We have established, and maintain, an incident response plan that addresses the Company’s planned responses to a potential or actual cybersecurity incident. This plan is periodically reviewed, tested, and evaluated. The incident response plan also includes consideration of disclosure requirements and communication to appropriate parties within the Company.
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

We engage in the periodic assessment and testing of our cybersecurity policies and practices. These efforts include a range of activities focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on various aspects of our cybersecurity measures, including information security maturity assessments, audits, and reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to senior management and the Audit Committee, and we adjust our cybersecurity processes as necessary based on the information provided by these assessments, audits, and reviews.

We have not identified risks from known cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations, or financial condition.

Governance

Through its Audit Committee, the Board oversees the Company’s ERM program, including risks arising from cybersecurity threats. The Audit Committee receives periodic presentations and reports on cybersecurity risks addressing recent developments, evolving standards, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee also receives information regarding cybersecurity incidents impacting the Company that are deemed more significant under the cybersecurity incident response plan, as well as ongoing updates regarding any such incidents until they have been addressed. The Audit Committee discusses the Company’s approach to cybersecurity risk management with GATX senior management, including the CIO and the Global Head of IT Security, who reports to the CIO and has responsibility for assessing and managing material risks from cybersecurity threats.

A cybersecurity group within GATX’s IT department, led by the Global Head of IT Security, works collaboratively across the Company to administer a program designed to protect the Company’s information systems and information from cybersecurity threats and to execute processes in accordance with the Company’s incident response plan. To facilitate the Company’s cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams and the cybersecurity group, the Global Head of IT Security monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents and reports such threats and incidents to the Audit Committee when appropriate. The CIO has over 25 years of experience in information technology, including over 17 years managing the cybersecurity function and resources. The Global Head of IT Security has over 15 years of experience in information technology and information security, including 10 years of leadership roles within the information security domain, and holds certifications in cybersecurity and risk management.

Item 2.  Properties

Information regarding the general character of our properties is included in Item 1, “Business” of this Form 10-K.

As of December 31, 2024, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Customer Site Locations
Chicago, Illinois	Colton, California	Clarkson, Ontario
Calgary, Alberta	Hearne, Texas
Mexico City, Mexico	Waycross, Georgia
Montreal, Quebec
Moose Jaw, Saskatchewan
Red Deer, Alberta

Maintenance Facilities
Terre Haute, Indiana

Mobile Units
Edmonton, Alberta
La Porte, Texas

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Dordrecht, Netherlands	Ostróda, Poland	Płock, Poland
Baar, Switzerland
Düsseldorf, Germany
Hamburg, Germany
Gurgaon, India
Paris, France
Vienna, Austria
Warsaw, Poland

Engine Leasing

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

Item 4.  Mine Safety Disclosures

None.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,272 common shareholders of record as of January 31, 2025. We have a long history of paying quarterly cash dividends. While we currently expect a cash dividend to be paid in the future, dividend payments will depend on our earnings, capital requirements, financial condition, and other factors considered by our Board of Directors.

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
During 2024, we repurchased 167,452 shares for $21.9 million under the share repurchase program. As of December 31, 2024, $65.1 million remained available under the repurchase authorization.
The following is a summary of common stock repurchases completed by month during the fourth quarter of 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2024 - October 31, 2024	300	$136.95	300	$65.2
November 1, 2024 - November 30, 2024	752	$149.92	752	$65.1
December 1, 2024 - December 31, 2024	—	$—	—	$65.1
Total	1,052	$146.22	1,052

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2024, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those include companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2019, and that all dividends were reinvested.

Common Stock Performance Graph
GATX, S&P 500, S&P MidCap 400, and Russell 3000

$250
$225
$200
$175
$150
$125
$100
Comparative Returns
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
GATX
S&P 500
MidCap 400
Russell 3000

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
GATX	$100.00	$103.22	$132.05	$137.55	$158.44	$207.68
S&P 500	100.00	118.39	152.34	124.73	157.48	196.85
S&P MidCap 400	100.00	113.65	141.76	123.19	143.38	163.30
Russell 3000	100.00	120.88	151.87	122.68	154.48	191.24

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

In 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance ("RRPF") affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

In 2023, we sold our rail business in Russia ("Rail Russia"). See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for further information.

In 2023, we sold the three remaining liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Engine Leasing segment. We sold two vessels in 2022.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” at the end of this item. This discussion does not include the comparison of prior year 2023 to 2022 financial results, which can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 16, 2024.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the years ended December 31 (dollars in millions, except per share data):

	2024	2023	2022
Segment Revenues
Rail North America	$1,099.0	$982.7	$908.0
Rail International	350.3	309.5	275.3
Engine Leasing	97.1	77.2	53.6
Other	39.1	41.5	36.1
	$1,585.5	$1,410.9	$1,273.0
Segment Profit (Loss)
Rail North America	$356.0	$307.3	$321.3
Rail International	119.8	113.4	85.9
Engine Leasing	117.3	106.4	14.7
Other	12.9	29.2	(3.9)
	606.0	556.3	418.0
Less:
Selling, general and administrative expense	236.3	212.7	195.0
Income taxes ($25.5, $25.7 and $12.3 related to affiliates' earnings)	85.5	84.4	67.1
Net Income (GAAP)	$284.2	$259.2	$155.9

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$288.1	$257.6	$217.7
Diluted earnings per share (GAAP)	$7.78	$7.12	$4.35
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$7.89	$7.07	$6.07

Return on equity (GAAP)	12.1%	12.0%	7.7%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)	12.2%	12.0%	10.8%

Investment Volume	$1,674.4	$1,665.0	$1,255.8
_________
(1) See "Non-GAAP Financial Measures" at the end of this item for further details.

2024 Summary

Net income was $284.2 million, or $7.78 per diluted share, for 2024 compared to $259.2 million, or $7.12 per diluted share, for 2023, and $155.9 million, or $4.35 per diluted share, for 2022. Results for 2024 included a net negative impact of $3.9 million ($0.11 per diluted share) from tax adjustments and other items, compared to a net positive impact of $1.6 million ($0.05 per diluted share) from tax adjustments and other items in 2023 and a net negative impact of $61.8 million ($1.72 per diluted share) from tax adjustments and other items in 2022 (see "Non-GAAP Financial Measures" at the end of this item for further details).
•At Rail North America, segment profit in 2024 was higher than prior year. The increase was primarily attributable to higher lease revenue, higher net gain on asset dispositions, and higher repair revenue, partially offset by higher interest and maintenance expense.
•At Rail International, segment profit in 2024 was higher than prior year, due to more railcars on lease and higher lease rates, partially offset by higher maintenance and interest expense.
•At Engine Leasing, segment profit in 2024 increased compared to prior year, a result of higher earnings at the RRPF affiliates, higher earnings from GEL operations, and the absence of impairments recorded in 2023 for the Specialized Gas Vessels, partially offset by the absence of the gain on the sale of natural gas holdings recorded in 2023.

•Within Other, Trifleet's segment profit decreased, largely due to lower lease revenue, resulting from lower utilization, as well as higher interest expense and higher bad debt expense resulting from a settlement and restructuring agreement with a customer in the current year.
Total investment volume was $1,674.4 million in 2024, compared to $1,665.0 million in 2023, and $1,255.8 million in 2022.
2025 Outlook
Conditions in the North American railcar leasing market remained strong in 2024, and we expect favorable conditions to continue in 2025. At Rail International, we expect favorable demand for our railcars in both our European and Indian businesses. The operating environment for our engine leasing businesses at RRPF and GEL is strong, as global air travel continues to recover to pre-pandemic levels and beyond. We have a strong balance sheet and adequate access to capital, which we believe positions us well to manage our transportation assets based on current market conditions.

•We expect Rail North America's segment profit in 2025 to increase slightly from 2024. Lease rates for railcars scheduled to renew in 2025 will likely be higher than expiring rates for most car types as the lease rate environment for existing railcars is expected to remain favorable. The increasing lease rates, along with new additions to the fleet, should generate higher lease revenue in 2025. We anticipate remarketing income to be slightly lower than 2024, but we continue to see a strong secondary market. We expect the impact of slightly higher regulatory compliance work, partially offset by a benefit from efficiencies in our owned maintenance network to result in modestly higher maintenance expense in 2025 compared to the prior year. Finally, we anticipate interest expense and depreciation to be higher in 2025 compared to 2024.

•Rail International's segment profit in 2025 is expected to increase from 2024, driven by continued growth of the fleet sizes in Europe and India. Demand for railcars in Europe should continue to be solid across most car types, and we plan to continue to invest in the fleet. Lease revenue is expected to be higher in 2025, resulting from more railcars on lease and higher lease rates. In India, we anticipate significant growth again in our fleet this coming year, which will also contribute to an increase in segment profit.

•We anticipate Engine Leasing's segment profit in 2025 to be higher than 2024. We expect an increase in segment profit from GEL as a result of additional aircraft spare engines acquired during 2024. In addition, RRPF results are expected to be higher as a result of continued improvement in global air travel.

Segment Operations

Segment profit is an internal performance measure reported to GATX's President and Chief Executive Officer for purposes of assessing performance and allocating capital and resources to each segment. Segment profit includes all revenues, expenses, pre-tax earnings from affiliates, and net gains on asset dispositions that are directly attributable to each segment. We allocate interest expense to the segments based on what we believe to be the appropriate risk-adjusted borrowing costs for each segment. Segment profit excludes selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments.

RAIL NORTH AMERICA

Segment Summary

The railcar leasing environment was favorable as demand for existing railcars remained steady. Rail North America continued to extend lease renewal terms at attractive rates while maintaining high fleet utilization and a strong renewal success rate. Utilization of our non-boxcar fleet was 99.1% at the end of the year.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2024	2023	2022
Revenues
Lease revenue	$983.5	$888.8	$826.0
Other revenue	115.5	93.9	82.0
Total Revenues	1,099.0	982.7	908.0

Expenses
Maintenance expense	306.9	276.6	238.5
Depreciation expense	271.1	265.9	258.6
Operating lease expense	33.9	36.0	36.1
Other operating expense	26.4	25.9	24.5
Total Expenses	638.3	604.4	557.7

Other Income (Expense)
Net gain on asset dispositions	132.8	120.5	119.7
Interest expense, net	(232.1)	(182.9)	(144.6)
Other expense	(5.4)	(8.0)	(4.6)
Share of affiliates' pre-tax (loss) earnings	—	(0.6)	0.5
Segment Profit	$356.0	$307.3	$321.3

Investment Volume	$1,162.4	$976.9	$815.9

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2024	2023	2022
Railcars	$888.9	$805.5	$740.7
Boxcars	64.7	57.2	59.5
Locomotives	29.9	26.1	25.8
Total	$983.5	$888.8	$826.0

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2024	2023	2022
Beginning balance	101,167	100,954	101,570
Railcars added	5,359	4,653	3,712
Railcars scrapped	(1,433)	(1,286)	(2,133)
Railcars sold	(2,127)	(3,154)	(2,195)
Ending balance	102,966	101,167	100,954
Utilization rate at year end (1)	99.1%	99.3%	99.5%
Renewal success rate (2)	85.3%	84.1%	85.5%
Active railcars at year end (3)	102,003	100,498	100,396
Average active railcars (4)	101,392	100,217	100,444
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

As of December 31, 2024, leases for approximately 21,500 tank and freight cars and approximately 1,200 boxcars are scheduled to expire in 2025. These amounts exclude railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity is scheduled to deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2024, 5,392 railcars have been ordered pursuant to the terms of the agreement, of which 3,458 have been delivered.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2020
2021
2022
2023
2024
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

During 2024, the renewal rate change of the LPI was positive 26.7%, compared to positive 33.5% in 2023. Lease terms on renewals for railcars in the LPI averaged 60 months in 2024 compared to 65 months in 2023.

The following table shows fleet activity and statistics for Rail North America boxcars for the years ended December 31:

	2024	2023	2022
Beginning balance	9,311	8,663	12,946
Boxcars added	587	1,248	543
Boxcars scrapped	(1,343)	(459)	(230)
Boxcars sold	(160)	(141)	(4,596)
Ending balance	8,395	9,311	8,663
Utilization rate at year end (1)	99.8%	100.0%	99.9%
Active boxcars at year end (2)	8,376	9,310	8,657
Average active boxcars (3)	9,059	8,944	10,060
_______
(1) Utilization is calculated as the number of boxcars on lease as a percentage of total boxcars in the fleet.
(2) Active boxcars refers to the number of boxcars on lease to customers. Changes in boxcars on lease compared to prior years are impacted by the utilization of new boxcars purchased from builders or in the secondary market and the disposition of boxcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active boxcars for the year is calculated using the number of active boxcars at the end of each month.

The following table shows fleet activity and statistics for Rail North America locomotives for the years ended December 31:

	2024	2023	2022
Beginning balance	523	544	577
Locomotives added	156	—	—
Locomotives scrapped or sold	(18)	(21)	(33)
Ending balance	661	523	544
Utilization rate at year end (1)	89.1%	88.3%	89.3%
Active locomotives at year end (2)	589	462	486
Average active locomotives (3)	509	472	496
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

Comparison of Reported Results

Segment Profit

In 2024, segment profit of $356.0 million increased 15.8% compared to $307.3 million in 2023. The increase was primarily due to higher lease revenue, higher net gain on asset dispositions, and higher repair revenue, partially offset by higher interest expense and higher maintenance expense. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year.

Revenues

In 2024, lease revenue increased $94.7 million, or 10.7%, driven by higher lease rates and more railcars on lease. Other revenue increased $21.6 million, primarily due to higher repair revenue.

Expenses

In 2024, maintenance expense increased $30.3 million, driven by higher costs of repairs, more regulatory compliance events, and more repairs performed by the railroads. Depreciation expense increased $5.2 million, due to the timing of new railcar investments and dispositions, partially offset by a change in the useful lives of certain railcars. Other operating expense increased $0.5 million, due to higher insurance and storage costs, partially offset by lower switching and freight costs.

Other Income (Expense)

In 2024, net gain on asset dispositions increased $12.3 million, driven by higher net gains on railcars sold and higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Net interest expense increased $49.2 million, due to a higher average interest rate and a higher average debt balance. Other expense was favorable $2.6 million, driven by lower legal costs, partially offset by lower customer settlement proceeds received in 2024.

Investment Volume

During 2024, investment volume was $1,162.4 million compared to $976.9 million in 2023. We acquired 3,812 newly built railcars, purchased 2,279 railcars in the secondary market, and purchased 156 locomotives in the secondary market in 2024, compared to 3,835 newly built railcars, 1,934 railcars in the secondary market, and no locomotives in 2023.

Our investment volume is predominantly composed of acquired railcars, but also includes the acquisition of locomotives, certain capitalized repairs and improvements to owned railcars and our maintenance facilities. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of railcars purchased, which may include tank cars and freight cars, as well as newly manufactured railcars or those purchased in the secondary market.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in 2024 and continued to grow its fleet, exceeding 30,000 railcars during the current year. GRE experienced renewal lease rate increases for a majority of railcar types in 2024. Utilization was 96.1% at the end of the year.

The fleet size of our rail business in India ("Rail India") surpassed 10,000 railcars in 2024, and Rail India continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained strong, driven by continued growth in the economy and infrastructure development. Utilization was 100.0% at the end of the year.

In 2023, we sold Rail Russia. Financial results were not material to Rail International's segment profit.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2024	2023	2022
Revenues
Lease revenue	$333.6	$296.6	$266.2
Other revenue	16.7	12.9	9.1
Total Revenues	350.3	309.5	275.3

Expenses
Maintenance expense	70.7	64.1	51.4
Depreciation expense	78.7	68.2	69.1
Other operating expense	17.4	10.4	8.3
Total Expenses	166.8	142.7	128.8

Other Income (Expense)
Net gain (loss) on asset dispositions	4.5	7.0	(11.2)
Interest expense, net	(71.4)	(56.2)	(45.6)
Other income (expense)	3.2	(4.2)	(3.8)
Segment Profit	$119.8	$113.4	$85.9

Investment Volume	$232.9	$382.4	$243.9

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the years ended December 31:

	2024	2023	2022
Beginning balance	29,216	28,005	27,109
Railcars added	1,316	1,695	1,211
Railcars scrapped or sold	(505)	(484)	(315)
Ending balance	30,027	29,216	28,005
Utilization rate at year end (1)	96.1%	95.9%	99.3%
Active railcars at year end (2)	28,849	28,004	27,801
Average active railcars (3)	28,410	27,947	27,288
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

As of December 31, 2024, leases for approximately 10,300 railcars are scheduled to expire in 2025. This amount excludes railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

GRE Fleet
32,500
30,000
27,500
25,000
22,500
20,000
Fleet Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
2020
2021
2022
2023
2024
Active Fleet
Idle
Fleet Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the years ended December 31:

	2024	2023	2022
Beginning balance	8,805	5,872	4,830
Railcars added	1,783	2,933	1,042
Railcars scrapped or sold	(5)	—	—
Ending balance	10,583	8,805	5,872
Utilization rate at year end (1)	100.0%	100.0%	100.0%
Active railcars at year end (2)	10,583	8,805	5,872
Average active railcars (3)	9,841	7,082	5,395
_______
(1) Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior years are impacted by the utilization of railcars purchased and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active railcars for the year is calculated using the number of active railcars at the end of each month.

Rail India Fleet
12,000
10,000
8,000
6,000
4,000
2,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2020
2021
2022
2023
2024
Active Fleet
Idle
Fleet Utilization

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus the foreign currencies in which it conducts business, primarily the euro. In 2024, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $0.6 million and negatively impacted segment profit, excluding other income (expense), by approximately $1.7 million compared to 2023.

Segment Profit

In 2024, segment profit of $119.8 million increased 5.6% compared to $113.4 million in 2023. Segment profit in 2023 included a $0.3 million disposition gain recorded as a result of the decision to exit the Rail Russia business. Excluding this item, results for Rail International were $6.7 million higher than 2023. The increase was primarily due to more railcars on lease and higher lease rates at both GRE and Rail India, partially offset by higher interest expense and higher maintenance expense at GRE.

Revenues

In 2024, lease revenue increased $37.0 million, or 12.5%, due to more railcars on lease and higher lease rates at GRE and Rail India.

Expenses

In 2024, maintenance expense increased $6.6 million, primarily due to more repairs performed, and the impact of foreign exchange rates, partially offset by lower wheelset costs. Depreciation expense increased $10.5 million, due to the impact of new railcars added to the fleet and the impact of foreign exchange rates.

Other Income (Expense)

In 2024, net gain (loss) on asset dispositions decreased $2.5 million, driven by fewer railcars sold, partially offset by higher net scrapping gains due to more railcars scrapped. Net interest expense increased $15.2 million, due to a higher average interest rate and a higher average debt balance. Other income (expense) was favorable by $7.4 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During 2024, investment volume was $232.9 million, compared to $382.4 million in 2023. In 2024, GRE acquired 1,316 newly built railcars compared to 1,695 newly built railcars in 2023, and Rail India acquired 1,783 newly built railcars in 2024 compared to 2,933 newly built railcars in 2023.

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

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce, a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $108.3 million for 2024, $98.7 million for 2023, and $45.4 million for 2022. In 2022, RRPF recorded an impairment charge associated with aircraft spare engines in Russia that RRPF does not expect to recover. GATX's 50% share of this net impairment was $15.3 million ($11.5 million after tax). GATX did not make any additional investment in the RRPF affiliates in 2024, 2023, or 2022. Dividend distributions from the RRPF affiliates totaled $50.0 million in 2024, $25.0 million in 2023, and $46.2 million in 2022. The operating environment for the RRPF affiliates was strong, as international air passenger travel was robust in 2024. High demand, combined with production and maintenance constraints in the aviation industry, resulted in a very strong market for aircraft spare engines.

Engine Leasing also includes GEL, our wholly owned entity that invests directly in aircraft spare engines. In 2024, GEL acquired 10 engines for approximately $261 million. As of December 31, 2024, GEL owned 39 aircraft spare engines, with 14 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $4.1 million in 2024, $2.7 million in 2023 and $1.0 million in 2022.

Engine Leasing previously owned the Specialized Gas Vessels. In 2022, we made the decision to sell the Specialized Gas Vessels and recorded impairment losses totaling $34.3 million and sold two vessels. In 2023, we sold the remaining three vessels and recorded net losses of $4.0 million. In 2024, we recorded final gains of $0.6 million associated with the Specialized Gas Vessels.

In 2023, Engine Leasing sold its natural gas holdings and recorded a gain of $5.7 million.

The following table shows Engine Leasing’s segment results for the years ended December 31 (in millions):

	2024	2023	2022
Revenues
Lease revenue	$32.4	$32.6	$33.0
Non-dedicated engine revenue	64.6	37.6	1.5
Marine operating revenue	—	6.9	18.9
Other revenue	0.1	0.1	0.2
Total Revenues	97.1	77.2	53.6

Expenses
Depreciation expense	37.8	28.3	17.8
Marine operating expense	—	6.5	14.1
Other operating expense	9.6	7.3	2.3
Total Expenses	47.4	42.1	34.2

Other Income (Expense)
Net gain (loss) on asset dispositions	0.6	2.2	(31.1)
Interest expense, net	(41.9)	(29.8)	(19.0)
Other income	0.6	0.2	—
Share of affiliates' pre-tax earnings	108.3	98.7	45.4
Segment Profit	$117.3	$106.4	$14.7

Investment Volume	$260.8	$267.3	$149.7

The following table shows the net book value of Engine Leasing’s assets as of December 31 (in millions):

	2024	2023
Investment in RRPF Affiliates	$663.1	$626.8
GEL owned aircraft spare engines	937.0	714.0
Other owned assets	53.3	14.3
Total assets	$1,653.4	$1,355.1

RRPF Affiliates Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2024	2023	2022
Beginning balance	399	398	407
Engine acquisitions	47	14	9
Engine dispositions	(19)	(13)	(18)
Ending balance	427	399	398
Utilization rate at year end (1)	97.4%	95.5%	94.2%
Average leased engines (2)	398	376	372
Net book value of engines (in millions)	$4,716.0	$4,067.2	$4,176.5
________
(1) Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2) Average leased engines for the year is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
500
400
300
200
100
0
Utilization
100.0%
95.0%
90.0%
85.0%
80.0%
2020
2021
2022
2023
2024
Leased to Rolls-Royce
Leased to Third Party
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the years ended December 31:

	2024	2023	2022
Beginning balance	29	19	14
Engines added	10	10	5
Ending balance	39	29	19

Comparison of Reported Results

Segment Profit

In 2024, segment profit was $117.3 million compared to $106.4 million in 2023. Segment profit included $0.6 million of gains in 2024 and $4.0 million of losses in 2023 associated with the Specialized Gas Vessels. Excluding the impact of these items, results for Engine Leasing were $6.3 million higher than 2023, driven by higher earnings at the RRPF affiliates and GEL, partially offset by the absence of the gain on the sale of natural gas holdings recorded in the prior year.

Revenues

In 2024, lease revenue was comparable to the prior year. Non-dedicated engine revenue increased $27.0 million, primarily due to aircraft spare engines acquired in 2023 and 2024 and utilized in the engine capacity agreement with Rolls-Royce. Marine operating revenue decreased $6.9 million, driven by the final sales of the Specialized Gas Vessels in 2023.

Expenses

In 2024, marine operating expense decreased $6.5 million, due to sale of the Specialized Gas Vessels in 2023. Depreciation expense increased $9.5 million, due to aircraft spare engines acquired in 2023 and 2024.

Other Income (Expense)

In 2024, net gain (loss) on asset dispositions was unfavorable by $1.6 million, driven by the absence of gains recorded in 2023 for the sale of natural gas holdings, partially offset by net gains in 2024 and net losses in 2023 associated with the Specialized Gas Vessels. Net interest expense increased $12.1 million, due to a higher average debt balance and a higher average interest rate.

In 2024, income from our share of affiliates' earnings increased $9.6 million, driven by higher income from operations, partially offset by lower remarketing income. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from year to year.

Investment Volume

Investment volume was $260.8 million in 2024, compared to $267.3 million in 2023. In both 2024 and 2023, GEL acquired ten aircraft spare engines.
OTHER
Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

In 2024, GATX recorded settlement expenses of $3.3 million for litigation claims arising out of legacy business operations and reserves of $10.7 million for its share of anticipated environmental remediation costs arising out of prior operations and legacy businesses. The majority of the recorded reserves relate to a facility that GATX sold in 1974, while the remainder of the amount relates to a landfill that GATX entities previously utilized, which was closed in 1986.

In 2022, GATX executed a multi-party amended and restated settlement agreement related to its share of estimated environmental remediation costs to be incurred at a facility that GATX sold in 1974. As a result, GATX recorded $5.9 million of expense to establish a reserve for its share of the remaining anticipated remediation and related costs.

The following table shows components of Other for the years ended December 31 (in millions):

	2024	2023	2022
Trifleet revenue	$39.1	$41.5	$36.1

Trifleet segment profit	$8.3	$13.4	$13.8
Unallocated interest income	12.8	12.7	1.1
Other (expense) income, including eliminations	(8.2)	3.1	(18.8)
Segment Profit (Loss)	$12.9	$29.2	$(3.9)

Selling, general and administrative expense	$236.3	$212.7	$195.0

Investment Volume	$18.3	$38.4	$46.3

Trifleet Summary

The tank container leasing market remained challenging in 2024. Utilization was 84.7% at December 31, 2024.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the years ended December 31:

	2024	2023	2022
Ending balance	25,041	23,931	21,999
Utilization rate at year-end (1)	84.7%	87.3%	93.1%
_______
(1) Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $23.6 million in 2024, driven by higher employee-related expenses, including higher share-based compensation expense, and higher information technology expenses.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other (expense) income, including eliminations, was unfavorable by $11.3 million in 2024 compared to 2023. The variance was driven by environmental reserves recorded and expenses related to litigation claims settlements, as noted above, partially offset by the absence of pension settlement charges recorded in 2023.

Consolidated Income Taxes

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

CHANGE IN NET OPERATING ASSETS AND FACILITIES

The following table shows changes in net operating assets and facilities as of December 31 (in millions):

	2024	2023
Beginning balance	$9,411.2	$8,250.3
Investments	1,665.3	1,622.2
Purchase of assets previously leased	29.4	—
Depreciation expense	(414.2)	(385.6)
Asset dispositions	(129.6)	(149.9)
Transfers to assets held for sale	(2.6)	(1.7)
Foreign exchange rate effects	(120.9)	87.1
Other	11.1	(11.2)
Ending balance	$10,449.7	$9,411.2

CASH FLOW DISCUSSION

We generate a significant amount of cash from operating activities and investment portfolio proceeds. We also access domestic and international capital markets by issuing unsecured or secured debt. We use these resources, along with available cash balances, to fulfill our debt, lease, and dividend obligations, to support our share repurchase programs, and to fund portfolio investments and capital additions. We primarily use cash from operations to fund daily operations. The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from year to year.

As of December 31, 2024, we had an unrestricted cash balance of $401.6 million. We also have a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2029 and a $350 million 3-year unsecured revolving credit facility in the United States that matures in 2027, both of which were fully available as of December 31, 2024. In addition, we have a €210 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, which was fully available as of December 31, 2024.

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

	2024	2023	2022
Net cash provided by operating activities	$602.1	$520.4	$533.5
Net cash used in investing activities	(1,416.7)	(1,219.3)	(1,073.5)
Net cash provided by financing activities	770.5	844.1	504.4
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4.9)	1.6	(4.9)
Net (decrease) increase in cash, cash equivalents, and restricted cash during the year	$(49.0)	$146.8	$(40.5)

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2024 of $602.1 million increased $81.7 million compared to 2023. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue, higher affiliate dividends received, and lower payments for operating leases were partially offset by higher cash payments for maintenance, interest, and other operating expenses, as well as higher payments for income taxes.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the years ended December 31 (in millions):

	2024	2023	2022
Portfolio investments and capital additions (1)	$(1,674.4)	$(1,665.0)	$(1,255.8)
Portfolio proceeds (2)	230.6	272.8	269.6
Short-term investments (3)	—	150.0	(148.5)
Proceeds from sales of other assets (4)	24.9	20.2	31.1
Other investing activity	2.2	2.7	30.1
Net cash used in investing activities	$(1,416.7)	$(1,219.3)	$(1,073.5)
_______
(1) Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. See the discussions of segment operating results sections in this Item for more detail.
(2) Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3) Short-term U.S. Treasury obligations with an original maturity date of over 90 days.
(4) Proceeds from sales of other assets for all periods were primarily related to railcar scrapping.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2024	2023	2022
Rail North America	$1,162.4	$976.9	$815.9
Rail International	232.9	382.4	243.9
Engine Leasing	260.8	267.3	149.7
Other	18.3	38.4	46.3
Total	$1,674.4	$1,665.0	$1,255.8

The increase in portfolio investments and capital additions of $9.4 million in the year ended December 31, 2024 was primarily due to more railcars and locomotives acquired at Rail North America, partially offset by fewer railcars acquired at GRE and Rail India, and fewer tank containers acquired at Trifleet. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds decreased $42.2 million in 2024 compared to 2023, resulting from the absence of proceeds from the sale of three Specialized Gas Vessels at Engine Leasing and the sale of Rail Russia at Rail International in 2023.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the years ended December 31 (in millions):

	2024	2023	2022
Net proceeds from issuances of debt with original maturities longer than 90 days	$1,295.6	$1,420.0	$848.3
Repayments of debt with original maturities longer than 90 days	(413.5)	(500.0)	(250.0)
Net decrease in debt with original maturities of 90 days or less	—	(7.1)	—
Purchases of assets previously leased (1)	(30.4)	—	(1.5)
Stock repurchases (2)	(21.9)	(2.6)	(47.2)
Dividends	(84.8)	(80.6)	(76.6)
Other	25.5	14.4	31.4
Net cash provided by financing activities	$770.5	$844.1	$504.4
________
(1) In 2024, we purchased 728 railcars that were previously leased, compared to zero railcars in 2023.
(2) During 2024, we repurchased 167,452 shares of common stock for $21.9 million, compared to 24,520 shares of common stock for $2.6 million in 2023.

The following table shows the activity on our long-term debt principal in 2024 (in millions):

	Balance at 12/31/23	Issuances	Payments	Impact of Foreign Exchange Rates	Balance at 12/31/24
U.S. debt	$6,450.0	$950.0	$(300.0)	$—	$7,100.0
Europe debt (1)	899.6	305.3	(113.5)	(65.3)	1,026.1
India debt (2)	101.0	48.0	—	(4.2)	144.8
Total debt principal	$7,450.6	$1,303.3	$(413.5)	$(69.5)	$8,270.9
__________
(1) Denominated in euros, but presented in U.S. dollars in this table.
(2) Denominated in Indian rupees, but presented in U.S. dollars in this table.

See "Note 8. Debt" in Part II, Item 8 of this Form 10-K for information regarding the terms of our outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our investments and meet our debt, lease, and dividend obligations using our available cash balances, as well as cash generated from operating activities, sales of assets, distributions from affiliates, issuances of unsecured and secured debt, commercial paper issuances, and committed revolving credit facilities. We primarily use cash from operations to fund daily operations. We use both domestic and international capital markets and banks to meet our debt financing needs.

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2024 (in millions):

	Material Cash Obligations by Period
	Total	2025	2026	2027	2028	2029	Thereafter
Recourse debt	$8,270.9	$632.4	$602.3	$836.1	$730.7	$674.4	$4,795.0
Interest on recourse debt (1)	3,365.2	357.9	340.5	307.7	275.9	237.1	1,846.1
Borrowings under bank credit facilities	10.4	10.4	—	—	—	—	—
Operating lease obligations	203.5	35.6	35.8	32.8	25.6	18.4	55.3
Purchase commitments (2)	2,057.8	651.9	446.2	437.1	397.2	125.4	—
Total	$13,907.8	$1,688.2	$1,424.8	$1,613.7	$1,429.4	$1,055.3	$6,696.4
__________
(1) For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2024.
(2) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated railcar types, and related costs of railcars to be purchased under its agreements. For additional details on our purchase agreements, refer to the discussion of Rail North America operating results within this Item.

Liquidity Outlook

In addition to our contractual obligations, expenditures in 2025 may also include the purchase of railcars, tank containers, and aircraft spare engines and other discretionary capital spending for opportunistic asset purchases or strategic investments. We plan to fund these expenditures in 2025 using available cash at December 31, 2024 in combination with cash from operations, portfolio proceeds, and long-term debt issuances. We also have access to our revolving credit facilities if needed. Based on the available sources of liquidity, we also expect to meet our funding needs beyond 2025.

Contractual Cash Receipts

Information regarding our contractual cash receipts arising from future rental receipts from noncancelable operating leases and from our finance leases as of December 31, 2024 is presented in "Note 6. Leases" within Item 8 of this Form 10-K.

Debt

The following table shows the carrying value of our debt and lease obligations by major component as of December 31 (in millions):

	2024			2023
	Secured	Unsecured	Total	Total
Borrowings under bank credit facilities	$—	$10.4	$10.4	$11.0
Recourse debt	—	8,215.3	8,215.3	7,388.1
Operating lease obligations	180.0	—	180.0	226.8
Total	$180.0	$8,225.7	$8,405.7	$7,625.9

As of December 31, 2024, our outstanding debt had a weighted-average remaining term of 8.6 years and a weighted-average interest rate of 4.59%, compared to 8.4 years and 4.08% at December 31, 2023. See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

Short-Term Borrowings and Credit Lines and Facilities

We use short-term borrowings as a source of working capital and to temporarily fund differences between our operating cash flows and portfolio proceeds, and our capital investments and debt maturities. We do not maintain or target any particular level of short-term borrowings on a permanent basis. Rather, we will temporarily utilize short-term borrowings at levels we deem appropriate until we decide to pay down these balances.

In 2024, we entered into a $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2029. The facility contains two one-year extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility. As of December 31, 2024, the full $600 million was available under this facility. We also entered into a $350 million 3-year unsecured revolving credit facility in the United States, expiring in May 2027. This facility contains two one-year extension options. This replaced our prior $250 million 3-year unsecured revolving credit facility. As of December 31, 2024, the full $350 million was available under this facility.

In 2024, we entered into a new €210 million, 3-year unsecured revolving credit facility in Europe, expiring in December 2027. As of December 31, 2024, the full €210 million was available under this facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €35.0 million. As of December 31, 2024, €25.0 million was available under these credit facilities, as €10.0 million ($10.4 million) was drawn. The weighted-average interest rate of these outstanding borrowings during 2024 was 4.24%.

Delayed Draw Term Loans

As of December 31, 2024, we had INR 2.0 billion ($23.4 million) available under an outstanding delayed draw term loan in India.

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

The following table shows our credit rating and rating outlook as of December 31, 2024:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash and short-term investments) to equity. The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2024	2023	2022
Debt and lease obligations, net of unrestricted cash and short-term investments:
Unrestricted cash and short-term investments	$(401.6)	$(450.7)	$(452.2)
Borrowings under bank credit facilities	10.4	11.0	17.3
Recourse debt	8,215.3	7,388.1	6,431.5
Operating lease obligations	180.0	226.8	257.9
Total debt and lease obligations, net of unrestricted cash and short-term investments	$8,004.1	$7,175.2	$6,254.5

Total recourse debt (1)	$8,004.1	$7,175.2	$6,254.5
Shareholders' Equity	$2,438.9	$2,273.0	$2,029.6
Recourse Leverage (2)	3.3	3.2	3.1
________
(1) Includes recourse debt, borrowings under bank credit facilities, and operating and finance lease obligations, net of unrestricted cash and short-term investments.
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

Our commercial commitments at December 31, 2024 are presented in "Note 15. Commercial Commitments" within Item 8 of this Form 10-K.

Defined Benefit Plan Contributions

In 2024, we contributed $2.9 million to our defined benefit pension plans and other post-retirement benefit plans. In 2025, we expect to contribute approximately $4.2 million. As of December 31, 2024, our funded pension plans in the aggregate were 106.8% funded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2024, we repurchased 167,452 shares of common stock for $21.9 million, excluding commissions, compared to 24,520 shares repurchased for $2.6 million, excluding commissions, in 2023. As of December 31, 2024, $65.1 million remained available under the repurchase authorization.
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

Impairment of Long-Lived Assets

We review long-lived assets, such as operating assets, right-of-use assets, and facilities, for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. We base estimated future cash flows on a number of assumptions, including lease rates, lease term (including renewals), operating costs, the life of the asset, and final disposition proceeds. If we determine an asset is impaired, we recognize an impairment loss equal to the amount by which the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 10. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

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

NON-GAAP FINANCIAL MEASURES

In addition to financial results reported in accordance with GAAP, we compute certain financial measures using non-GAAP components, as defined by the U.S. Securities and Exchange Commission ("SEC"). These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. We have provided a reconciliation of our non-GAAP measures to the most directly comparable GAAP measures.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2024	2023	2022
Net income (GAAP)	$284.2	$259.2	$155.9
Adjustments attributable to consolidated pre-tax income:
Litigation claims settlements (1)	$3.3	$—	$—
Environmental reserves (2)	10.7	—	5.9
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (3)	(0.6)	4.0	34.3
Net (gain) loss on Rail Russia at Rail International (4)	—	(0.3)	14.6
Total adjustments attributable to consolidated pre-tax income	$13.4	$3.7	$54.8
Income taxes thereon, based on applicable effective tax rate	$(3.5)	$—	$(1.5)
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (5)	$(6.0)	$(3.0)	$(3.0)
Net operating loss valuation allowance adjustment (6)	—	(2.3)	—
Total other income tax adjustments attributable to consolidated income	$(6.0)	$(5.3)	$(3.0)
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (7)	$—	$—	$11.5
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$—	$11.5
Net income, excluding tax adjustments and other items (non-GAAP)	$288.1	$257.6	$217.7

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2024	2023	2022
Diluted earnings per share (GAAP)	$7.78	$7.12	$4.35
Adjustments attributable to consolidated income, net of taxes:
Litigation claims settlements (1)	$0.07	$—	$—
Environmental reserves (2)	0.22	—	0.12
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (3)	(0.02)	0.11	0.96
Net (gain) loss on Rail Russia at Rail International (4)	—	(0.01)	0.41
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (5)	(0.16)	(0.08)	(0.08)
Net operating loss valuation allowance adjustment (6)	—	(0.06)	—
Adjustments attributable to affiliates' earnings, net of taxes:
Aircraft spare engine impairment at RRPF (7)	—	—	0.32
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$7.89	$7.07	$6.07
(*) Sum of individual components may not be additive due to rounding.
_______
(1)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(2)    Reserves recorded in 2024 for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses and reserves recorded in 2022 as part of an executed agreement for anticipated remediation costs at a previously owned property, sold in 1974.
(3)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(4)    In 2022, we made the decision to exit Rail Russia and recorded losses in 2022 associated with the impairment of the net assets. In 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(5)    Deferred income tax adjustments attributable to state tax rate reductions in 2024 and 2023 and an enacted corporate income tax rate reduction in Austria in 2022.
(6)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.
(7)    Impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.

	2024	2023	2022
Return on Equity (GAAP)	12.1%	12.0%	7.7%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	12.2%	12.0%	10.8%

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure in order to reduce interest expense volatility. Based on our floating rate debt instruments at December 31, 2024, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $5.3 million in 2024. Comparatively, at December 31, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.2 million increase in after-tax interest expense in 2024. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, Poland, India, and the Netherlands. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, Polish zloty, and Indian rupee. Based on 2024 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2024, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2024 by $9.6 million. Comparatively, based on 2023 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2023, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2024 by $9.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets within the Rail North America Segment

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

To test the Company’s long-lived asset impairment review process, we performed audit procedures that included, among others, assessing the methodology used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates used in their analysis and compared the estimated lease revenue used by management to current year lease rates. In addition, we evaluated whether changes to the Company’s business and industry factors would affect the reasonableness of the estimated lease revenues.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1916.
Chicago, Illinois
February 19, 2025

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2024	2023
Assets
Cash and Cash Equivalents	$401.6	$450.7
Restricted Cash	0.2	0.1
Receivables
Rent and other receivables	86.5	87.9
Finance leases (as lessor)	118.3	136.4
Less: allowance for losses	(5.7)	(5.9)
	199.1	218.4

Operating Assets and Facilities	14,330.6	13,081.9
Less: allowance for depreciation	(3,880.9)	(3,670.7)
	10,449.7	9,411.2
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	165.4	212.0

Investments in Affiliated Companies	663.3	627.0
Goodwill	114.1	120.0
Other Assets	303.1	286.6
Total Assets	$12,296.5	$11,326.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$217.1	$239.6
Debt
Borrowings under bank credit facilities	10.4	11.0
Recourse	8,215.3	7,388.1
	8,225.7	7,399.1
Lease Obligations (as lessee)
Operating leases	180.0	226.8

Deferred Income Taxes	1,127.3	1,081.1
Other Liabilities	107.5	106.4
Total Liabilities	9,857.6	9,053.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,075,329 and 68,797,027 Outstanding shares — 35,575,691 and 35,464,841	42.7	42.5
Additional paid in capital	847.1	816.1
Retained earnings	3,208.1	3,009.5
Accumulated other comprehensive loss	(209.6)	(167.6)
Treasury stock at cost (33,499,638 and 33,332,186 shares)	(1,449.4)	(1,427.5)
Total Shareholders’ Equity	2,438.9	2,273.0
Total Liabilities and Shareholders’ Equity	$12,296.5	$11,326.0

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2024	2023	2022
Revenues
Lease revenue	$1,381.1	$1,251.4	$1,154.6
Non-dedicated engine revenue	64.6	37.6	1.5
Marine operating revenue	—	6.9	18.9
Other revenue	139.8	115.0	98.0
Total Revenues	1,585.5	1,410.9	1,273.0
Expenses
Maintenance expense	381.6	344.8	292.7
Depreciation expense	402.4	376.3	357.5
Operating lease expense	33.9	36.0	36.1
Marine operating expense	—	6.5	14.1
Other operating expense	57.7	46.6	37.4
Selling, general and administrative expense	236.3	212.7	195.0
Total Expenses	1,111.9	1,022.9	932.8
Other Income (Expense)
Net gain on asset dispositions	138.3	130.3	77.9
Interest expense, net	(341.0)	(263.4)	(214.0)
Other expense	(9.5)	(9.4)	(27.0)
Income before Income Taxes and Share of Affiliates’ Earnings	261.4	245.5	177.1
Income taxes	(60.0)	(58.7)	(54.8)
Share of affiliates’ earnings, net of taxes	82.8	72.4	33.6
Net Income	$284.2	$259.2	$155.9
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	$(53.8)	$45.8	$(56.7)
Unrealized gain on derivative instruments	1.0	1.3	1.4
Post-retirement benefit plans	10.8	(3.1)	4.3
Other comprehensive (loss) income	(42.0)	44.0	(51.0)
Comprehensive Income	$242.2	$303.2	$104.9

Share Data
Basic earnings per share	$7.80	$7.13	$4.41
Average number of common shares	35.8	35.7	35.4

Diluted earnings per share	$7.78	$7.12	$4.35
Average number of common shares and common share equivalents	35.9	35.7	35.9

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2024	2023	2022
Operating Activities
Net income	$284.2	$259.2	$155.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421.4	392.1	371.3
Net gains on sales of assets	(137.8)	(130.9)	(121.2)
Asset impairments	—	1.5	48.9
Employee benefit plans	(0.8)	(4.3)	1.8
Share-based compensation	23.0	18.3	12.7
Deferred income taxes	45.8	38.3	36.3
Share of affiliates’ earnings, net of dividends	(32.8)	(47.4)	12.7
Changes in working capital items	(0.9)	(6.4)	15.1
Net cash provided by operating activities	602.1	520.4	533.5
Investing Activities
Portfolio investments and capital additions	(1,674.4)	(1,665.0)	(1,255.8)
Portfolio proceeds	230.6	272.8	269.6
Proceeds from sales of other assets	24.9	20.2	31.1
Short-term investments	—	150.0	(148.5)
Other	2.2	2.7	30.1
Net cash used in investing activities	(1,416.7)	(1,219.3)	(1,073.5)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	1,295.6	1,420.0	848.3
Repayments of debt with original maturities longer than 90 days	(413.5)	(500.0)	(250.0)
Net decrease in debt with original maturities of 90 days or less	—	(7.1)	—
Purchases of assets previously leased	(30.4)	—	(1.5)
Stock repurchases	(21.9)	(2.6)	(47.2)
Dividends	(84.8)	(80.6)	(76.6)
Other	25.5	14.4	31.4
Net cash provided by financing activities	770.5	844.1	504.4
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(4.9)	1.6	(4.9)
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the year	(49.0)	146.8	(40.5)
Cash, Cash Equivalents, and Restricted Cash at beginning of year	450.8	304.0	344.5
Cash, Cash Equivalents, and Restricted Cash at end of year	$401.8	$450.8	$304.0

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2024	2024	2023	2023	2022	2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	68.8	$42.5	68.6	$42.4	68.3	$42.2
Issuance of common stock	0.3	0.2	0.2	0.1	0.3	0.2
Balance at end of year	69.1	42.7	68.8	42.5	68.6	42.4
Treasury Stock
Balance at beginning of year	(33.3)	(1,427.5)	(33.3)	(1,424.9)	(32.8)	(1,377.7)
Stock repurchases	(0.2)	(21.9)	—	(2.6)	(0.5)	(47.2)
Balance at end of year	(33.5)	(1,449.4)	(33.3)	(1,427.5)	(33.3)	(1,424.9)
Additional Paid In Capital
Balance at beginning of year		816.1		792.2		763.8
Share-based compensation effects		31.0		23.9		28.4
Balance at end of year		847.1		816.1		792.2
Retained Earnings
Balance at beginning of year		3,009.5		2,831.5		2,751.5
Net income		284.2		259.2		155.9
Dividends declared per share ($2.32 in 2024, $2.20 in 2023 and $2.08 in 2022)		(85.6)		(81.2)		(75.9)
Balance at end of year		3,208.1		3,009.5		2,831.5
Accumulated Other Comprehensive Loss
Balance at beginning of year		(167.6)		(211.6)		(160.6)
Other comprehensive (loss) income		(42.0)		44.0		(51.0)
Balance at end of year		(209.6)		(167.6)		(211.6)
Total Shareholders’ Equity		$2,438.9		$2,273.0		$2,029.6

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

In 2024, we changed the name of our Portfolio Management business segment to Engine Leasing to reflect the prospective operations of this business segment. Historically, this business segment included marine operations from our liquefied gas-carrying vessels (the "Specialized Gas Vessels"). As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations. The segment is now almost entirely composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance ("RRPF") affiliates, a group of joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce") that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in an engine capacity agreement.

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

The company adopted this standard in 2024.

The application of this guidance did not have a significant impact on the Company's consolidated financial statement disclosures on Segment Reporting as presented in "Note 24. Financial Data of Business Segments".

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
The new guidance will be effective for the Company's Annual Report on Form 10-K for the year-ended December 31, 2025. Early adoption is permitted.

We continue to assess the effect the new guidance will have on our disclosures. We expect the primary impact to be the level of disaggregation disclosed in the effective rate reconciliation table and the addition of income taxes paid by jurisdiction.
Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures to require public companies to disclose a disaggregation of certain expenses that are presented on the face of the income statement including amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses.
	The new guidance will be effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027 and subsequent interim periods. Early adoption is permitted.	We are currently assessing the requirements and the level of disclosure that will be required for our income statement expenses.

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

Lease Classification

We determine the classification of a lease at its inception. If the provisions of the lease subsequently change, we evaluate whether the modification requires a reassessment of the classification per the guidance around lease modifications within ASC Topic 842, Leases ("Topic 842") and will reassess lease classification, if required. See "Note 6. Leases."

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

Non-Dedicated Engine Revenue

Certain of our owned aircraft spare engines are part of a pool of non-dedicated spare engines managed under a capacity agreement with Rolls-Royce. Revenue is earned based on our ability to meet engine capacity requirements under the agreement, which requires us to enroll a minimum number of engines in a pool of non-dedicated spare engines for short-term lease to Rolls-Royce customers. We recognize revenue based on our right to receive a portion of the revenue earned by the pool, which is calculated based on the average engine flight hours reported for each type of engine enrolled into the pool.

Marine Operating Revenue

Historically, we generated marine operating revenue through shipping services completed by our marine vessels. As of 2024, we no longer have marine operating revenue, as all marine vessels were sold as of December 31, 2023.

Other Revenue

Other revenue is comprised of customer repair revenue, termination fees, interest income, and other miscellaneous revenues. Select components of other revenue are within the scope of ASC Topic 606, Revenue from Contracts with Customers. Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Finance Lease Receivables

We record a gross lease payment receivable and an estimated residual value, net of unearned income for our finance leases. For sales-type leases, we may also recognize a gain or loss in the period the lease is recorded. Lease payment receivables represent the present value of the rents we expect to receive through the end of the lease term for a leased asset. Estimated residual values are our estimates of value of an asset at the end of a finance lease term. The combination of these is considered the net investment in a lease. Over the lease term, the net investment in these leases is reduced and finance lease income is recognized in our consolidated statements of comprehensive income. We evaluate our net investment in finance leases for impairment based on current conditions and reasonable and supportable forecasts of future conditions under ASC Topic 326, Financial Instruments - Credit Losses. See the “Allowance for Losses” section within this Note for more information.

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

We record charges against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2024. We believe that the allowance is adequate to cover losses inherent in our receivables balances as of December 31, 2024. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 18. Allowance for Losses."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operating Assets and Facilities

We record operating assets, facilities, and capitalized improvements at cost. We depreciate operating assets and facilities over their estimated useful lives to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

Railcars	15–45 years
Aircraft spare engines	20–30 years
Locomotives	10–20 years
Tank containers	15–25 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Other equipment	3–30 years

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

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of comprehensive income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in interest expense, and we include the related cash flows in the cash flow section corresponding to the hedged item. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive (loss) income, and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Cash flows from derivatives designated as cash flow hedges are included in the cash flow section corresponding to the hedged item. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we may not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 9. Fair Value."

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized in other expense during the periods in which they occur. Net gains (losses) recognized were $0.6 million, $6.9 million and $(4.6) million for 2024, 2023, and 2022.

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

The following table presents the net gain on asset dispositions for the years ended December 31 (in millions):

	2024	2023	2022
Net disposition gains	$122.0	$119.8	$104.1
Residual sharing income	0.5	0.9	5.6
Non-remarketing net disposition gains	15.8	11.1	17.1
Asset impairments (1)	—	(1.5)	(48.9)
Net gain on asset dispositions	$138.3	$130.3	$77.9
__________
(1) See "Note 10. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $24.3 million in 2024, $15.2 million in 2023, and $6.4 million in 2022.

Other Expense

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other expense.

NOTE 4. Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the years ended December 31 (in millions):

	2024	2023	2022

Interest paid (1)	$350.1	$260.1	$202.7
Income taxes paid, net	23.0	17.3	18.7
________
(1) Interest paid consisted of interest on debt obligations and interest rate swaps (net of interest received).

NOTE 5. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities as of December 31 (in millions):

	2024	2023
Railcars and locomotives	$12,702.9	$11,700.8
Aircraft spare engines	1,030.4	769.7
Tank containers	241.4	237.7
Buildings, leasehold improvements, and other equipment	265.3	253.0
Other	90.6	120.7
	$14,330.6	$13,081.9
Less: allowance for depreciation	(3,880.9)	(3,670.7)
Net operating assets and facilities	$10,449.7	$9,411.2

The following table shows the components of our total depreciation expense for the years ended December 31 (in millions):

	2024	2023	2022
Operating assets and facilities, included in depreciation expense	$402.4	$376.3	$357.5
Maintenance operating assets and facilities, included in maintenance expense	11.8	9.3	7.5
Depreciation on operating assets and facilities	$414.2	$385.6	$365.0
Non-operating assets, included in SG&A	6.7	5.9	6.3
Total depreciation expense	$420.9	$391.5	$371.3

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

The following table shows the components of our lease revenue for the years ended December 31 (in millions):

	2024	2023	2022
Operating lease revenue:
Fixed lease revenue	$1,263.5	$1,145.1	$1,058.3
Variable lease revenue	104.1	93.7	86.5
Total operating lease revenue	$1,367.6	$1,238.8	$1,144.8
Finance lease revenue	13.5	12.6	9.8
Total lease revenue	$1,381.1	$1,251.4	$1,154.6

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $115.8 million, $94.6 million and $81.5 million in 2024, 2023 and 2022.

The following table shows the components of our finance leases as of December 31 (in millions):

	2024	2023
Total contractual lease payments receivable	$160.0	$171.8
Estimated unguaranteed residual value of leased assets	17.2	17.2
Unearned income	(58.9)	(52.6)
Finance leases	$118.3	$136.4

The following table shows our future contractual receipts from our noncancelable operating and finance leases as of December 31, 2024 (in millions):

	Operating Leases (1)	Finance Leases	Total
2025	$1,157.5	$35.9	$1,193.4
2026	915.0	33.3	948.3
2027	720.9	23.7	744.6
2028	565.8	20.7	586.5
2029	400.5	12.8	413.3
Thereafter	1,048.0	33.6	1,081.6
	$4,807.7	$160.0	$4,967.7
__________
(1) The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

We recorded gains on finance leases of $8.5 million, $12.9 million and $1.0 million in 2024, 2023 and 2022. The gains are reported in net gain on asset dispositions in the statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. Railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At December 31, 2024, we leased 4,432 railcars at Rail North America, all of which are accounted for as operating leases.

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

The following table shows the components of lease expense for the years ended December 31 (in millions):

	2024	2023	2022
Operating lease cost (1):
Fixed lease cost - operating leases	$40.0	$41.6	$41.4
Finance lease cost:
Amortization of right-of-use assets	0.2	—	—
Interest on lease liabilities	0.3	—	—
Total lease cost	$40.5	$41.6	$41.4
________
(1) Total operating lease cost includes amounts recorded in operating lease expense and selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $41.9 million for 2024 was recognized in connection with these operating leases compared to $41.3 million for 2023 and $40.1 million for 2022.

The following table shows the maturities of our lease liabilities as of December 31, 2024 (in millions):

Operating Leases
2025	$35.6
2026	35.8
2027	32.8
2028	25.6
2029	18.4
Thereafter	55.3
Total undiscounted lease payments	$203.5
Less: amounts representing interest	(23.5)
Total discounted lease liabilities	$180.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the lease terms and discount rates related to leases as of December 31:

	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	6.5	7.0
Weighted-average discount rate:
Operating leases	3.66%	3.61%

The following table shows other information related to leases for the years ended December 31 (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40.0	$41.2	$42.4
Financing cash flows for finance leases	30.4	—	1.5
Total cash for leases	$70.4	$41.2	$43.9

Non-cash financing lease transactions (1)	$30.1	$—	$—
__________
(1) Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

In 2024, we exercised options to acquire 728 railcars previously recorded on the balance sheet as a finance lease for $30.4 million, compared to no activity in 2023 and 21 railcars for $1.5 million in 2022.
NOTE 7. Investments in Affiliated Companies

Investments in affiliated companies is composed of investments in domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31 (in millions):

	Segment	2024	2023	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Engine Leasing	$663.1	$626.8	50.0%
RailPulse LLC	Rail North America	0.2	0.2	10.0%
Investments in Affiliated Companies		$663.3	$627.0
__________
(1) Combined investment balances of a group of 50% owned domestic and foreign joint ventures with Rolls-Royce.

The following table shows our share of affiliates’ earnings (losses) by segment for the years ended December 31 (in millions):

	2024	2023	2022
Rail North America	$—	$(0.6)	$0.5
Engine Leasing	108.3	98.7	45.4
Share of affiliates' pre-tax earnings	108.3	98.1	45.9
Income taxes	(25.5)	(25.7)	(12.3)
Share of affiliates' earnings, net of taxes	$82.8	$72.4	$33.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no cash investments in affiliates in any of the periods presented. The following table shows distributions received from affiliates, by segment, for the years ended December 31 (in millions):

	Cash Distributions
	2024	2023	2022
Engine Leasing	$50.0	$25.0	$46.3
Total	$50.0	$25.0	$46.3

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2024	2023	2022
Revenues	$514.0	$487.2	$417.7
Net gains on sales of assets	75.2	91.7	22.9
Net income	164.0	150.6	73.9

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2024	2023
Current assets	$610.5	$495.9
Noncurrent assets	4,709.1	4,108.3
Total assets	$5,319.6	$4,604.2

Current liabilities	$618.4	$351.5
Noncurrent liabilities	3,405.1	3,024.1
Shareholders’ equity	1,296.1	1,228.6
Total liabilities and shareholders' equity	$5,319.6	$4,604.2

Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include interests in each of the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in its engine maintenance programs. In aggregate, the RRPF affiliates owned 427 aircraft engines at December 31, 2024, of which 198 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 20 to 30 years to their estimated residual value. Lease terms vary but typically range from 5 to 12 years. Seconded Rolls-Royce employees act as manager for each of the RRPF affiliates and also perform substantially all required maintenance activities. In addition, the RRPF affiliates manage all of GEL's aircraft spare engines, for which we paid them a fee of $4.1 million in 2024, $2.7 million in 2023, and $1.0 million in 2022. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $82.8 million in 2024, $72.8 million in 2023, and $33.2 million in 2022. In 2022, financial results included $11.5 million (after-tax) of impairment losses related to aircraft spare engines in Russia that RRPF does not expect to recover.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2024	2023	2022
Lease revenue from third parties	$268.1	$224.8	$192.8
Lease revenue from Rolls-Royce	225.3	253.0	222.8
Other revenue	18.9	6.0	—
Depreciation expense	(206.2)	(223.7)	(230.6)
Interest expense	(127.3)	(135.9)	(110.1)
Other expenses	(37.7)	(19.3)	(7.0)
Other income, including net gains on sales of assets	75.5	92.6	22.9
Income before income taxes	216.6	197.5	90.8
Income taxes (1)	(49.4)	(42.5)	(17.5)
Net income	$167.2	$155.0	$73.3
_________
(1)Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2024	2023
Current assets	$607.9	$493.2
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,618.4 and $1,646.3 (1)	4,709.1	4,108.3
Total assets	$5,317.0	$4,601.5

Accounts payable and accrued expenses	$239.6	$170.0
Debt:
Current	378.2	181.5
Noncurrent, net of adjustments for hedges	2,673.7	2,451.1
Other liabilities	731.3	571.9
Shareholders’ equity	1,294.2	1,227.0
Total liabilities and shareholders' equity	$5,317.0	$4,601.5
_________
(1) $3,954.7 million of operating assets were pledged as collateral for long-term debt obligations at December 31, 2024.

    The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2024 (in millions):

	Rolls-Royce	Third Parties	Total
2025	$188.0	$329.1	$517.1
2026	190.8	323.8	514.6
2027	134.8	264.2	399.0
2028	61.3	234.4	295.7
2029	49.0	218.1	267.1
Thereafter	142.1	700.5	842.6
Total	$766.0	$2,070.1	$2,836.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2024 (in millions):

2025	$366.0
2026	465.6
2027	427.9
2028	438.0
2029	75.0
Thereafter	1,024.0
Total debt principal (1)	$2,796.5
__________
(1) All debt obligations are nonrecourse to the shareholders.

NOTE 8. Debt

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 (in millions):

	2024	2023
Unsecured Recourse Fixed Rate Debt:
U.S.
3.25% Notes due March 2025	$300.0	$300.0
3.25% Notes due September 2026	350.0	350.0
5.40% Notes due March 2027	350.0	—
3.85% Notes due March 2027	300.0	300.0
3.50% Notes due March 2028	300.0	300.0
4.55% Notes due November 2028	300.0	300.0
4.70% Notes due April 2029	500.0	500.0
4.00% Notes due June 2030	500.0	500.0
1.90% Notes due June 2031	400.0	400.0
3.50% Notes due June 2032	400.0	400.0
4.90% Notes due March 2033	400.0	400.0
5.45% Notes due September 2033	400.0	400.0
6.05% Notes due March 2034	500.0	300.0
6.90% Notes due May 2034	400.0	400.0
5.20% Notes due March 2044	300.0	300.0
4.50% Notes due March 2045	250.0	250.0
3.10% Notes due June 2051	550.0	550.0
6.05% Notes due May 2054	400.0	—
4.35% Notes due February 2024	—	300.0
	$6,900.0	$6,250.0
Europe (1)
1.00% Notes due March 2025	$103.5	$110.4
1.13% Notes due August 2025	103.5	110.4
0.90% Schuldschein loan due October 2026	23.8	25.4
1.07% Notes due November 2026	77.7	82.8

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2024	2023
5.23% Schuldschein loan due November 2026	38.8	41.4
4.37% Schuldschein loan due May 2027	36.2	—
1.17% Schuldschein loan due October 2028	53.8	57.4
1.56% Schuldschein loan due October 2031	77.7	82.8
3.62% Loan due December 2031 (3)	103.5	110.4
0.85% Notes due May 2024	—	115.8
	$618.5	$736.8
India (2)
8.39% - 8.83% Term loan due June 2027 (4)	$47.9	$49.4
8.13% - 8.53% Term loan due February 2028 (4)	26.9	27.6
8.43% - 8.94% Term loan due February 2029 (4)	46.7	24.0
8.51% - 8.88% Term loan due January 2030 (4)	23.4	—
	$144.9	$101.0

Total unsecured fixed rate debt	$7,663.4	$7,087.8

Unsecured Recourse Floating Rate Debt (5):
U.S.
6.47% Notes due January 2026	$100.0	$100.0
6.30% Notes due January 2028	50.0	50.0
7.14% Notes due September 2029	50.0	50.0
	$200.0	$200.0
Europe (1)
4.32% Loan due December 2025	$125.3	$—
4.84% Notes due December 2027	113.9	121.4
5.36% Loan due May 2029	77.7	—
6.05% Loan due November 2030	38.8	41.4
5.02% Loan due March 2031	51.8	—
	$407.5	$162.8

Total recourse floating rate debt	$607.5	$362.8

Total debt principal	$8,270.9	$7,450.6
Unamortized debt discount and debt issuance costs	(51.6)	(54.5)
Debt adjustment for fair value hedges	(4.0)	(8.0)
Total Debt	$8,215.3	$7,388.1
__________
(1) Denominated in euros, but presented in U.S. dollars in this table.
(2) Denominated in Indian rupees, but presented in U.S. dollars in this table.
(3) The loan was originally set to mature in November 2024 but was extended to December 2031 at a new rate of 3.62%.
(4) Term loans were drawn against delayed draw term loans in multiple tranches, resulting in various interest rates for each tranche.
(5) For floating rate debt, the interest disclosed is the applicable interest rate as of December 31, 2024.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the weighted-average interest rate and term of our recourse debt as of December 31:

	2024	2023
Weighted-average interest rate	4.59%	4.08%
Weighted-average term, in years	8.6	8.4

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2024 (in millions):

2025	$632.4
2026	602.3
2027	836.1
2028	730.7
2029	674.4
Thereafter	4,795.0
Total debt principal	$8,270.9

Borrowings Under Bank Credit Facilities

The following table shows the balance and weighted-average interest rate of our borrowings under bank credit facilities as of December 31 (in millions):

	2024	2023
Balance	$10.4	$11.0
Weighted-average interest rate	4.24%	3.86%
Credit Lines and Facilities

In 2024, we entered into a $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2029. The facility contains two one-year extension options. This replaced our prior $600 million, 5-year unsecured revolving credit facility. As of December 31, 2024, the full $600 million was available under this facility. We also entered into a $350 million 3-year unsecured revolving credit facility in the United States, expiring in May 2027. This facility contains two one-year extension options. This replaced our prior $250 million 3-year unsecured revolving credit facility. As of December 31, 2024, the full $350 million was available under this facility.

In 2024, we entered into a new €210 million, 3-year unsecured revolving credit facility in Europe, expiring in December 2027. In total, our European subsidiaries have unsecured credit facilities with an aggregate limit of €245.0 million. As of December 31, 2024, €235.0 million was available under these credit facilities.

Annual commitment fees for GATX's credit facilities were $1.3 million for 2024, $1.1 million for 2023, and $1.2 million for 2022.

Delayed Draw Term Loans

As of December 31, 2024, we had INR 2.0 billion ($23.4 million) available under an outstanding delayed draw term loan in India.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restrictive Covenants

Our $600 million and $350 million revolving credit facilities in the United States, and our €210 million revolving credit facility in Europe, contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.0 for the period ended December 31, 2024, which is in excess of the minimum covenant ratio of 1.2. Some of our bank term loans have the same financial covenants as these facilities.

The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2024, this limit was $2.4 billion. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

At December 31, 2024, our European subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €991.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above.

At December 31, 2024, we were in compliance with all covenants and conditions of all of our credit agreements, indentures and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

NOTE 9. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at December 31, 2024 and December 31, 2023.

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

Certain assets were subject to non-recurring Level 3 fair value measurements during 2024 and 2023 and continue to be held at December 31, 2024 and 2023. The fair value of such assets at the time of their measurement was $0.4 million at December 31, 2024 and $0.8 million at December 31, 2023 and primarily consisted of railcars in both periods. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2024 with maturities ranging from 2025 to 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2023 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. There were no instruments outstanding as of December 31, 2024 and one instrument outstanding with an aggregate notional amount of $131.0 million as of December 31, 2023 that matured in 2024. Within the next 12 months, we expect to reclassify $1.1 million ($0.8 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $4.0 million as of December 31, 2024 and $8.0 million as of December 31, 2023. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value December 31, 2024	Fair Value December 31, 2023
Derivative Assets
Foreign exchange contracts (1)	Other assets	$—	$0.5
Total derivative assets		$—	$0.5
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$4.0	$8.0
Foreign exchange contracts (2)	Other liabilities	8.1	10.5
Total derivative liabilities		$12.1	$18.5
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of December 31, 2024 and December 31, 2023, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31 (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	2024	2023	2024	2023
Recourse debt	$(198.9)	$(196.8)	$(4.0)	$(8.0)

The following tables show the impact of our derivative instruments on our statements of comprehensive income for the years ended December 31 (in millions):

	Amount of (Gain) Loss Recognized in Other Comprehensive (Loss) Income
Derivative Designation	2024	2023	2022
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$(3.4)	$3.6	$(5.7)
Total	$(3.4)	$3.6	$(5.7)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	2024	2023	2022
Interest expense	$1.6	$1.6	$1.7
Other expense	(3.7)	3.7	(5.7)
Total	$(2.1)	$5.3	$(4.0)

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income for the years ended December 31 (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	2024	2023	2022
Total interest expense	$(341.0)	$(263.4)	$(214.0)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(4.0)	(3.6)	14.1
Derivatives designated as hedging instruments	4.0	3.6	(14.1)
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(1.6)	(1.6)	(1.7)

	Amount of Gain (Loss) Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	2024	2023	2022
Total other expense	$(9.5)	$(9.4)	$(27.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (1)	3.7	(3.7)	5.7
Gain (Loss) on non-designated foreign exchange derivative contracts (2)	1.7	(11.3)	0.7
_________
(1) These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other expense.
(2) Foreign exchange contracts.

Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and borrowings under bank credit facilities with maturities under one year approximate fair value due to the short maturity of those instruments.

We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$7,609.5	$7,243.9	$7,026.6	$6,614.6
Recourse floating rate debt	605.8	617.3	361.5	362.9
Total	$8,215.3	$7,861.2	$7,388.1	$6,977.5

NOTE 10. Asset Impairments and Assets Held for Sale

In 2022, we made the decision to exit Rail Russia, which was historically reported within the Rail International segment. The net assets of Rail Russia were classified as held for sale and adjusted to the lower of carrying amount or fair value less costs to dispose. As a result, we recorded impairment losses totaling $14.6 million in 2022. The impairment charges included $1.2 million for the anticipated liquidation of the cumulative translation adjustment. We sold Rail Russia in 2023.

In 2022, we made the decision to sell our five Specialized Gas Vessels within the Engine Leasing segment. The Specialized Gas Vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. As a result, we recorded impairment losses of $34.3 million in 2022 and $1.2 million in 2023. All vessels were sold as of December 31, 2023.

The following table summarizes the components of asset impairments for the years ended December 31 (in millions):

	2024	2023	2022
Attributable to Consolidated Assets
Rail International	$—	$0.3	$14.6
Engine Leasing	—	1.2	34.3
Total	$—	$1.5	$48.9
We had no asset impairments in 2024. Impairment losses at Rail International in 2023 were due to declines in value of railcars from functional obsolescence and to the decision to sell Rail Russia in 2022, as noted above. Impairment losses at Engine Leasing in 2023 and 2022 were due to the decision to sell the Specialized Gas Vessels, as noted above.

In the consolidated statements of comprehensive income, impairment losses related to consolidated assets were included in net gain on asset dispositions.

Assets held for sale, all at Rail North America, were $0.4 million as of December 31, 2024 and $0.8 million as of December 31, 2023. All assets held for sale at December 31, 2024 are expected to be sold within one year and are included in Other Assets on the balance sheet.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain lump sum distributions paid to retirees triggered settlement accounting, resulting in the recognition of $1.4 million of expense in 2023.

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2024 Pension Benefits	2023 Pension Benefits	2024 Retiree Health and Life	2023 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$346.9	$341.8	$14.9	$15.6
Service cost	6.1	5.3	0.1	0.1
Interest cost	16.4	16.6	0.7	0.8
Plan amendments	—	0.5	—	—
Actuarial loss (gain)	(14.9)	12.4	(1.0)	0.2
Benefits paid	(24.3)	(30.8)	(1.6)	(1.8)
Effect of foreign exchange rate changes	(0.5)	1.1	—	—
Benefit obligation at end of year	$329.7	$346.9	$13.1	$14.9
Change in Fair Value of Plan Assets
Plan assets at beginning of year	$328.8	$323.8	$—	$—
Actual return on plan assets	19.6	29.1	—	—
Effect of exchange rate changes	(0.4)	1.4	—	—
Company contributions	1.3	5.3	1.6	1.8
Benefits paid	(24.3)	(30.8)	(1.6)	(1.8)
Plan assets at end of year	$325.0	$328.8	$—	$—
Funded Status at end of year	$(4.7)	$(18.1)	$(13.1)	$(14.9)
Amount Recognized
Other liabilities	$(4.7)	$(18.1)	$(13.1)	$(14.9)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	58.0	72.0	(7.1)	(6.7)
Prior service cost (credit)	0.5	0.6	—	(0.2)
Accumulated other comprehensive loss (income)	58.5	72.6	(7.1)	(6.9)
Total recognized	$53.8	$54.5	$(20.2)	$(21.8)
After-tax amount recognized in accumulated other comprehensive loss (income)	$46.2	$56.8	$(5.6)	$(5.4)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $316.1 million at December 31, 2024 and $334.0 million at December 31, 2023.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2024	2023
Projected benefit obligations	$25.4	$259.4
Fair value of plan assets	—	227.3

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2024	2023
Accumulated benefit obligations	$22.0	$22.8
Fair value of plan assets	—	—

The following table shows the components of net periodic cost for the years ended December 31 (in millions):

	2024 Pension Benefits	2023 Pension Benefits	2022 Pension Benefits	2024 Retiree Health and Life	2023 Retiree Health and Life	2022 Retiree Health and Life
Service cost	$6.1	$5.3	$7.7	$0.1	$0.1	$0.2
Interest cost	16.4	16.6	10.1	0.7	0.8	0.4
Expected return on plan assets	(21.6)	(21.4)	(15.6)	—	—	—
Settlement accounting adjustment	—	1.4	7.1	—	—	—
Amortization of (1):
Unrecognized prior service cost (credit)	0.1	—	—	(0.2)	(0.3)	(0.2)
Unrecognized net actuarial loss (gain)	1.0	0.9	8.6	(0.5)	(0.5)	(0.3)
Net periodic cost	$2.0	$2.8	$17.9	$0.1	$0.1	$0.1
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $6.2 million in 2024, $5.4 million in 2023, and $7.9 million in 2022 and is recorded in selling, general and administrative expense. The non-service components totaled income of $4.1 million in 2024, income of $2.5 million in 2023, and expense of $10.1 million in 2022 and are recorded in other expense in the statements of comprehensive income.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2024	2023
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	5.59%	4.95%
Discount rate — salaried unfunded plans	5.11% - 5.55%	4.74% - 4.92%
Discount rate — hourly funded plan	5.74%	5.06%
Cash balance interest crediting rate — salaried funded plan	4.54% - 4.78%	4.14% - 4.66%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	4.95%	5.15%
Discount rate — hourly funded plan	5.06%	5.24%
Expected return on plan assets — salaried funded plan	6.40%	6.30%
Expected return on plan assets — hourly funded plan	5.60%	5.60%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	5.40%	4.50%
Rate of pension-in-payment increases	3.00%	2.80%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	4.50%	4.90%
Expected return on plan assets	4.80%	4.70%
Rate of pension-in-payment increases	2.80%	3.00%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate — combined health	5.41%	4.85%
Discount rate — combined life insurance	5.61%	4.97%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — combined health	4.84%	5.04%
Discount rate — combined life insurance	4.97%	5.16%
Rate of compensation increases	n/a	n/a

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

	2024	2023
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend assumed for next year
Medical claims — pre age 65	7.50%	6.75%
Medical claims — post age 65	6.00%	6.25%
Prescription drugs claims — pre age 65	13.00%	8.25%
Prescription drugs claims — post age 65	12.00%	8.25%
Post age 65 Medicare Advantage Part D	18.75%	17.95%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2034	2033
Prescription drugs claims	2034	2033

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2024 and 2023, and current target asset allocation for 2024, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2024	2023
Asset Category
Equity securities	43.7%	44.4%	49.7%
Debt securities	53.0%	51.3%	46.1%
Real estate	3.3%	2.4%	2.5%
Cash	—%	1.9%	1.7%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2024	2023
Asset Category
Equity securities	9.3%	9.2%	16.5%
Debt securities	90.0%	87.5%	78.7%
Real estate	0.7%	1.3%	1.5%
Cash	—%	2.0%	3.3%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2024 and 2023, and current target asset allocation for 2023, by asset category:

		Plan Assets at December 31
	Target	2024	2023
Asset Category
Debt securities	50.0%	47.4%	99.8%
Cash	50.0%	52.6%	0.2%
	100.0%	100.0%	100.0%

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2024	2023
Assets measured at net asset value (1):
Short-term investment collective trust fund	$18.5	$0.7
Common stock collective trust funds	107.5	127.4
Fixed-income collective trust funds	192.6	193.7
Real estate collective trust funds	6.4	7.0
Total	$325.0	$328.8
_______
(1) In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

The following is a description of the valuation techniques and inputs used as of December 31, 2024 and 2023.

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

In 2025, we expect to contribute approximately $4.2 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows expected future benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2025	$28.8	$2.6	$1.6
2026	28.9	2.7	1.6
2027	28.0	2.8	1.5
2028	27.8	2.8	1.4
2029	26.8	2.7	1.3
Years 2030-2034	125.8	11.7	5.0
Total	$266.1	$25.3	$12.4

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our Board of Directors determines. Contributions to our 401(k) retirement plans were $4.0 million for 2024, $2.6 million for 2023, and $2.3 million for 2022.

NOTE 12. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified employee stock options, restricted stock units, performance shares, and phantom stock awards and restricted stock units to non-employee directors. As of December 31, 2024, 4.9 million shares were authorized under the 2012 Plan and 1.7 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $23.0 million for 2024, $18.3 million for 2023, and $12.7 million for 2022, and the related tax benefits were $5.8 million for 2024, $4.6 million for 2023, and $3.2 million for 2022.

Stock Options

Stock options entitle the holder to purchase shares of common stock for periods up to seven years from the grant date. Stock options entitle the holder to purchase shares of our common stock at a specified exercise price. The dividends that accrue on all stock options are paid upon vesting and continue to be paid until the stock options are exercised, canceled, or expire. The exercise price for stock options is equal to the average of the high and low trading prices of our common stock on the date of grant. We recognize compensation expense on a straight-line basis over the vesting period of the award, which is generally three years.

The estimated fair value of a stock option is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average fair value for our stock options and the assumptions we used to estimate fair value:

	2024	2023	2022
Weighted-average estimated fair value	$45.22	$41.06	$34.77
Quarterly dividend rate	$0.58	$0.55	$0.52
Expected term of stock options, in years	4.2	4.2	4.3
Risk-free interest rate	4.0%	3.7%	1.6%
Dividend yield	1.8%	1.9%	2.0%
Expected stock price volatility	34.7%	35.4%	35.0%
Present value of dividends	$8.87	$8.57	$8.58

The following table shows information about outstanding stock options for the year ended December 31, 2024:

	Number of Stock Options (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of the year	997	$89.85
Granted	194	126.47
Exercised	(241)	78.61
Forfeited/Cancelled	(2)	122.15
Outstanding at end of the year	948	100.13
Vested and exercisable at end of the year	569	87.98

The following table shows the aggregate intrinsic value of stock options exercised in 2024, 2023, and 2022, and the weighted-average remaining contractual term and aggregate intrinsic value of stock options outstanding and vested as of December 31, 2024:

Stock Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Exercised in 2022		$13.4
Exercised in 2023		9.0
Exercised in 2024		13.6

Outstanding at December 31, 2024 (a)	3.8	52.0
Vested and exercisable at December 31, 2024	2.8	38.1
_______
(a) As of December 31, 2024, 948,100 stock options were outstanding.

Total cash received from employees for exercises of stock options during the years ended December 31, 2024, 2023, and 2022 was $32.1 million, $22.3 million, and $30.9 million. As of December 31, 2024, we had $8.8 million of unrecognized compensation expense related to nonvested stock options, which we expect to recognize over a weighted-average period of 1.7 years.

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

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2024, there was $10.9 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted-average period of 1.7 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2024:

	Number of Share Units Outstanding (in thousands)	Weighted-Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	100	$103.19
Granted	32	126.52
Vested	(30)	91.52
Forfeited	—	124.41
Nonvested at end of the year	102	113.79
Performance Shares:
Nonvested at beginning of the year	97	$106.89
Granted	39	126.47
Net increase due to estimated performance	5	115.81
Vested	(52)	101.03
Nonvested at end of the year	89	119.39

The total fair value of restricted stock units and performance shares that vested during the year was $11.9 million in 2024, $9.7 million in 2023, and $7.7 million in 2022. Cash paid to settle performance share awards was $4.7 million in 2024, $4.1 million in 2023, and $5.5 million in 2022.

Non-Employee Director Awards

We grant awards to non-employee directors as a component of their compensation for service on our board of directors. Currently, these awards are in the form of restricted stock units. Previously, these awards were in the form of phantom stock, which are units that equate to, but are not common shares. Restricted stock unit awards and phantom stock awards are both dividend participating and, for awards that are deferred, dividends are reinvested in additional shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with the deferral election, whole units of both restricted stock units and phantom stock will be settled with shares of common stock, and fractional units will be paid in cash. In 2024, we granted 14,213 units of restricted stock and there were a total of 250,464 restricted stock units and phantom stock outstanding as of December 31, 2024.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Income Taxes

The following table shows the components of income before income taxes, excluding affiliates, for the years ended December 31 (in millions):

	2024	2023	2022
Income before Income Taxes
Domestic	$80.6	$82.9	$55.8
Foreign	180.8	162.6	121.3
Total	$261.4	$245.5	$177.1

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ended December 31 (in millions):

	2024	2023	2022
Income Tax Expense
Current
Domestic:
Federal	$—	$2.9	$0.2
State and local	0.7	0.2	—
	$0.7	$3.1	$0.2
Foreign	13.5	17.3	18.3
Total current	$14.2	$20.4	$18.5
Deferred
Domestic:
Federal	$18.4	$13.5	$11.1
State and local	(6.4)	(1.8)	2.7
	$12.0	$11.7	$13.8
Foreign	33.8	26.6	22.5
Total deferred	$45.8	$38.3	$36.3
Income taxes	$60.0	$58.7	$54.8

The following table is a reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31 (in millions):

	2024	2023	2022
Income taxes at federal statutory rate	$54.9	$51.6	$37.2
Adjust for effect of:
Foreign earnings taxed at applicable statutory rates	9.3	9.8	18.0
Foreign deferred tax rate change impact	—	—	(2.9)
Nondeductible compensation	4.3	2.7	2.6
Share-based compensation	(2.2)	(1.7)	(2.3)
State income taxes	3.0	3.7	2.6
State income tax rate change impact	(6.0)	(3.0)	(8.3)
State net operating loss valuation allowance	(1.8)	(2.3)	9.9
Other	(1.5)	(2.1)	(2.0)
Income taxes	$60.0	$58.7	$54.8
Effective income tax rate	23.0%	23.9%	30.9%

In 2024, our effective tax rate was 23.0% compared to 23.9% in 2023 and 30.9% in 2022.

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

Separately, our affiliates incurred income taxes of $25.5 million, $25.7 million, and $12.3 million respectively in 2024, 2023, and 2022.

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2024	2023
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,327.9	$1,263.5
Right-of-use assets	41.3	52.9
Investments in affiliated companies	4.5	16.8
Lease accounting	18.0	17.2
Intangible amortization	1.5	1.7
Other	4.9	4.5
Total deferred tax liabilities	$1,398.1	$1,356.6
Deferred Tax Assets
Lease liability	$44.4	$56.6
Federal net operating loss	82.6	75.0
Foreign tax credit	0.8	0.8
Valuation allowance on foreign tax credit	(0.8)	(0.8)
Federal interest limitation carryforward	72.5	77.3
State net operating loss	37.4	40.1
Valuation allowance on state net operating loss	(20.4)	(20.3)
State interest limitation carryforward	11.4	13.0
Foreign net operating loss	4.4	4.1
Accruals not currently deductible for tax purposes	32.3	21.0
Allowance for losses	1.3	1.0
Pension and post-retirement benefits	2.1	5.8
Other	2.8	1.9
Total deferred tax assets	$270.8	$275.5
Net deferred tax liabilities	$1,127.3	$1,081.1

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

At December 31, 2024, we had a U.S. federal tax net operating loss carryforward of $393.2 million that can be carried forward indefinitely until the loss is fully recovered. The utilization of net operating losses carried forward are limited to 80% of future taxable income. We also had foreign tax credits of $0.8 million that expire after 2027. We have recorded a $0.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2024, due to a provision of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the deductibility of interest expense may be limited on our federal tax return. Disallowed amounts can be carried forward indefinitely until the expense is fully utilized. As a result of this limitation, we have a federal interest expense carryforward amount of $356.5 million.

At December 31, 2024, we had state tax net operating losses of $37.4 million, net of federal benefits that are scheduled to expire at various times beginning in 2025. We have recorded a $20.4 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Also, as a result of the provision in the Tax Act limiting the deductibility of interest expense on our federal tax return, as referenced above, we had a corresponding state interest limitation of $11.4 million that can be carried forward indefinitely until the expense is fully utilized.

At December 31, 2024, we had foreign net operating losses of $4.4 million, with various carryforward periods. It is more likely than not that we will be able to use these losses in the future, and therefore, no valuation allowance is required at this time.

At December 31, 2024, our gross liability for unrecognized tax benefits was $8.3 million. Of this amount, $8.1 million is attributed to our foreign operations. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one separate federal income tax return and one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2024, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2021 have been closed or expired. Additionally, we currently have no open federal income tax audits, no open state income tax audits, and three of our foreign jurisdictions have open income tax audits.

NOTE 14. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2024, we generated approximately 25% of our total revenues from customers in the transportation industry, 24% from the chemical industry, 22% from the petroleum industry, 12% from food/agriculture industries and 5% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Germany, United Kingdom, Poland and India.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2024, 2023, and 2022. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2024, collective bargaining agreements covered approximately 39% of our employees, of which agreements covering 2% of employees will expire within the next year. The hourly employees at our U.S. service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2024 and December 31, 2023, we had commercial commitments of $8.7 million, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at December 31, 2024 and December 31, 2023. As of December 31, 2024, our outstanding commitments expire in 2025 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share for the years ended December 31 (in millions, except per share amounts):

	2024	2023	2022
Basic earnings per share:
Net income	$284.2	$259.2	$155.9
Less: Net income allocated to participating securities	(4.9)	(4.9)	—
Net income available to common shareholders	$279.3	$254.3	$155.9
Weighted-average shares outstanding - basic	35.8	35.7	35.4
Basic earnings per share	$7.80	$7.13	$4.41

Diluted earnings per share:
Net income	$284.2	$259.2	$155.9
Less: Net income allocated to participating securities	(4.9)	(4.9)	—
Net income available to common shareholders	$279.3	$254.3	$155.9
Weighted-average shares outstanding - basic	35.8	35.7	35.4
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.5
Weighted-average shares outstanding - diluted *	35.9	35.7	35.9
Diluted earnings per share	$7.78	$7.12	$4.35
________
(*) Sum of individual components may not be additive due to rounding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17. Goodwill

Our goodwill was $114.1 million as of December 31, 2024 and $120.0 million as of December 31, 2023. In the fourth quarter of 2024, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. The following table summarizes the components of goodwill by segment for the years ended December 31 (in millions):

	2024	2023
Rail North America	$23.8	$23.8
Rail International (1)	53.3	56.8
Other (1)	37.0	39.4
Total	$114.1	$120.0
________
(1) Goodwill relates to our rail operations in Europe at the Rail International segment and Trifleet at the Other segment.

The changes in the carrying amount of our goodwill for 2024 resulted from fluctuations in foreign currency exchange rates.

NOTE 18. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2024	2023
Beginning balance	$5.9	$5.9
Provision for losses	2.0	0.4
Charges to allowance	(1.9)	(0.4)
Recoveries and other, including foreign exchange adjustments	(0.3)	—
Ending balance	$5.7	$5.9

NOTE 19. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2024	2023
Inventory	$71.8	$74.0
Office furniture, fixtures and other equipment, net of accumulated depreciation	26.8	28.5
Utilization asset	26.5	24.1
Prepaid pension	20.7	14.0
Prepaid items	18.4	14.3
Deferred financing costs	3.5	2.0
Assets held for sale	0.4	0.8
Derivatives	—	0.5
Other	135.0	128.4
Total	$303.1	$286.6

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2024	2023
Accrued pension and other post-retirement benefits	$38.5	$47.0
Derivatives	12.1	18.5
Environmental accruals	12.0	2.8
Other	44.9	38.1
Total	$107.5	$106.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Shareholders’ Equity

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2024, we repurchased 167,452 shares of common stock for $21.9 million. In 2023, we purchased 24,520 shares of common stock for $2.6 million. In 2022, we repurchased 472,609 shares of common stock for $47.2 million.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2024, 69.1 million shares were issued and 35.6 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2024 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.1
GATX Corporation 2012 Incentive Award Plan	4.9
Total	7.0

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2024 or December 31, 2023.

NOTE 21. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2021	$(95.4)	$(12.6)	$(52.6)	$(160.6)
Change in component	(56.7)	5.8	(1.6)	(52.5)
Reclassification adjustments into earnings (1)	—	(4.0)	8.1	4.1
Income tax effect	—	(0.4)	(2.2)	(2.6)
Accumulated other comprehensive loss at December 31, 2022	$(152.1)	$(11.2)	$(48.3)	$(211.6)
Change in component	45.8	(3.6)	(4.1)	38.1
Reclassification adjustments into earnings (1)	—	5.3	0.1	5.4
Income tax effect	—	(0.4)	0.9	0.5
Accumulated other comprehensive loss at December 31, 2023	$(106.3)	$(9.9)	$(51.4)	$(167.6)
Change in component	(53.8)	3.4	13.9	(36.5)
Reclassification adjustments into earnings (1)	—	(2.1)	0.4	(1.7)
Income tax effect	—	(0.3)	(3.5)	(3.8)
Accumulated other comprehensive loss at December 31, 2024	$(160.1)	$(8.9)	$(40.6)	$(209.6)
________
(1) See "Note 9. Fair Value" and "Note 11. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 22. Foreign Operations

For the years ended December 31, 2024, 2023, and 2022, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. At December 31, 2024 and December 31, 2023, the United Kingdom was the only foreign country that held more than 10% of our identifiable assets.

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2024	2023	2022
Revenues
Foreign	$637.3	$548.1	$466.9
United States	948.2	862.8	806.1
Total	$1,585.5	$1,410.9	$1,273.0

Identifiable Assets
Foreign	$5,167.2	$4,718.5	$3,910.2
United States	7,129.3	6,607.5	6,161.8
Total	$12,296.5	$11,326.0	$10,072.0

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 25, 2023, a separate third-party complaint was filed by Norfolk Southern against GATX and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs who had originally filed the complaint against Norfolk Southern ("Plaintiffs") themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint, and on September 26, 2023, filed a motion to dismiss the Plaintiffs' complaint. Briefing was completed on October 30, 2023, and the Court issued an order on March 13, 2024, denying in part, and granting in part, the Company’s motion against Norfolk Southern and Plaintiffs. The Court held that Norfolk Southern’s contribution action was premature and dismissed the claim without prejudice but otherwise allowed the remaining claims against GATX to proceed. The Court also dismissed Plaintiffs’ claim for medical monitoring but held that Plaintiffs could seek such damages through their other claims, which could proceed. The Court also consolidated an additional action filed against GATX and others titled Almasy, et al. v. Norfolk Southern Corp., et al. by over 40 individual residents, employees and property owners in East Palestine, Ohio. Plaintiffs and Norfolk Southern reached a settlement for $600 million to resolve the consolidated class action claims of those within a 20-mile radius from the derailment, and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. On September 25, 2024, the Court held a final approval hearing and two days later issued its final approval order for the settlement. To date, a handful of appeals challenging the fairness, reasonableness and adequacy of the settlement have been filed with the Sixth Circuit Court of Appeals. On October 9, 2024, all parties to the litigation filed motions for summary judgment for the pending claims. All motions have been fully briefed and are pending. The Court has indicated that rulings are imminent. Norfolk Southern has requested and has been granted leave to reinstate its contribution claims against GATX and others. Trial is currently scheduled for March 31, 2025.

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

GATX recently learned of two new lawsuits filed on February 3, 2025, in the Court of Common Pleas, Franklin County, Ohio on behalf of approximately 750 plaintiffs, of whom approximately 184 have opted out of the prior settlement agreements with Norfolk Southern or were not included and are now suing GATX and approximately 30 other defendants. The remaining plaintiffs who opted into the settlement with Norfolk Southern (approximately 550) are not suing GATX.

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

Litigation Accruals

We have recorded accruals totaling $4.9 million at December 31, 2024 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

Environmental

Our operations are subject to extensive federal, state, and local environmental regulations. Our operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Under some environmental laws in the U.S. and certain other countries, the owner of a leased transportation asset may be liable for environmental damage and cleanup or other costs in the event of a spill or discharge of material from such asset without regard to the owner’s fault. While our standard forms of lease agreements require the lessee to indemnify us against environmental claims and to carry liability insurance coverage, such indemnities and insurance may not fully protect us against claims for environmental damage. Additionally, some of our real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, we are subject to environmental cleanup and enforcement actions. In particular, CERCLA, also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), we generally contribute to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 9 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2024, we have recorded accruals of $12.0 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Rail International is an aggregation of our operating segments in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India") and, until January 31, 2023, Rail Russia. In 2023, we completed the sale of Rail Russia. GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. Rail India primarily leases railcars to customers in India pursuant to net leases, under which the lessee assumes responsibility for maintenance of the railcars.

As previously disclosed, we changed the name of our Portfolio Management business segment to Engine Leasing in 2024 to reflect the prospective operations of the segment. Historically, this business segment included marine operations from our Specialized Gas Vessels. As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations.

Engine Leasing is now almost entirely composed our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GEL, our business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements.

Other includes Trifleet operations, as well as selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments.

Segment profit is an internal performance measure reported to GATX's President and Chief Executive Officer, our chief operating decision maker ("CODM"), for purposes of assessing performance and allocating capital and resources to each segment. Segment profit includes all revenues, expenses, pre-tax earnings from affiliates, and net gains on asset dispositions that are directly attributable to each segment. We allocate interest expense to the segments based on what we believe to be the appropriate risk-adjusted borrowing costs for each segment. Segment profit excludes selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments. We have disclosed in each segment the significant expense categories that are reviewed by the CODM, and there are no additional significant expenses within the expense categories presented in the segment tables. The CODM uses segment profit during the annual budget and forecasting processes and considers comparisons of actual segment profit against budget, forecast, and prior periods to assess current period performance and when making decisions about allocating capital and resources to each segment.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show certain segment data for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
2024 Profitability
Revenues
Lease revenue	$983.5	$333.6	$32.4	$31.6	$1,381.1
Non-dedicated engine revenue	—	—	64.6	—	64.6
Other revenue	115.5	16.7	0.1	7.5	139.8
Total Revenues	1,099.0	350.3	97.1	39.1	1,585.5
Expenses
Maintenance expense	306.9	70.7	—	4.0	381.6
Depreciation expense	271.1	78.7	37.8	14.8	402.4
Operating lease expense	33.9	—	—	—	33.9
Other operating expense	26.4	17.4	9.6	4.3	57.7
Total Expenses	638.3	166.8	47.4	23.1	875.6
Other Income (Expense)
Net gain on asset dispositions	132.8	4.5	0.6	0.4	138.3
Interest (expense) income, net	(232.1)	(71.4)	(41.9)	4.4	(341.0)
Other (expense) income	(5.4)	3.2	0.6	(7.9)	(9.5)
Share of affiliates' pre-tax earnings	—	—	108.3	—	108.3
Segment profit	$356.0	$119.8	$117.3	$12.9	$606.0
Less:
Selling, general and administrative expense					236.3
Income taxes (includes $25.5 related to affiliates' earnings)					85.5
Net income					$284.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$119.4	$1.7	$0.6	$0.3	$122.0
Residual sharing income	0.5	—	—	—	0.5
Non-remarketing net gains (1)	12.9	2.8	—	0.1	15.8
	$132.8	$4.5	$0.6	$0.4	$138.3

Capital Expenditures
Portfolio investments and capital additions	$1,162.4	$232.9	$260.8	$18.3	$1,674.4

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$663.1	$—	$663.3
Identifiable assets	$7,751.6	$2,233.3	$1,653.4	$658.2	$12,296.5
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
2023 Profitability
Revenues
Lease revenue	$888.8	$296.6	$32.6	$33.4	$1,251.4
Non-dedicated engine revenue	—	—	37.6	—	37.6
Marine operating revenue	—	—	6.9	—	6.9
Other revenue	93.9	12.9	0.1	8.1	115.0
Total Revenues	982.7	309.5	77.2	41.5	1,410.9
Expenses
Maintenance expense	276.6	64.1	—	4.1	344.8
Depreciation expense	265.9	68.2	28.3	13.9	376.3
Operating lease expense	36.0	—	—	—	36.0
Marine operating expense	—	—	6.5	—	6.5
Other operating expense	25.9	10.4	7.3	3.0	46.6
Total Expenses	604.4	142.7	42.1	21.0	810.2
Other Income (Expense)
Net gain on asset dispositions	120.5	7.0	2.2	0.6	130.3
Interest (expense) income, net	(182.9)	(56.2)	(29.8)	5.5	(263.4)
Other (expense) income	(8.0)	(4.2)	0.2	2.6	(9.4)
Share of affiliates' pre-tax (loss) earnings	(0.6)	—	98.7	—	98.1
Segment profit	$307.3	$113.4	$106.4	$29.2	$556.3
Less:
Selling, general and administrative expense					212.7
Income taxes (includes $25.7 related to affiliates' earnings)					84.4
Net income					$259.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$111.7	$4.9	$2.9	$0.3	$119.8
Residual sharing income	0.4	—	0.5	—	0.9
Non-remarketing net gains (1)	8.4	2.4	—	0.3	11.1
Asset impairments	—	(0.3)	(1.2)	—	(1.5)
	$120.5	$7.0	$2.2	$0.6	$130.3

Capital Expenditures
Portfolio investments and capital additions	$976.9	$382.4	$267.3	$38.4	$1,665.0

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$626.8	$—	$627.0
Identifiable assets	$6,993.8	$2,175.2	$1,355.1	$801.9	$11,326.0
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
2022 Profitability
Revenues
Lease revenue	$826.0	$266.2	$33.0	$29.4	$1,154.6
Non-dedicated engine revenue	—	—	1.5	—	1.5
Marine operating revenue	—	—	18.9	—	18.9
Other revenue	82.0	9.1	0.2	6.7	98.0
Total Revenues	908.0	275.3	53.6	36.1	1,273.0
Expenses
Maintenance expense	238.5	51.4	—	2.8	292.7
Depreciation expense	258.6	69.1	17.8	12.0	357.5
Operating lease expense	36.1	—	—	—	36.1
Marine operating expense	—	—	14.1	—	14.1
Other operating expense	24.5	8.3	2.3	2.3	37.4
Total Expenses	557.7	128.8	34.2	17.1	737.8
Other Income (Expense)
Net gain (loss) on asset dispositions	119.7	(11.2)	(31.1)	0.5	77.9
Interest expense, net	(144.6)	(45.6)	(19.0)	(4.8)	(214.0)
Other expense	(4.6)	(3.8)	—	(18.6)	(27.0)
Share of affiliates' pre-tax earnings	0.5	—	45.4	—	45.9
Segment profit (loss)	$321.3	$85.9	$14.7	$(3.9)	$418.0
Less:
Selling, general and administrative expense					195.0
Income taxes (includes $12.3 related to affiliates' earnings)					67.1
Net income					$155.9

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$102.2	$1.6	$—	$0.3	$104.1
Residual sharing income	2.4	—	3.2	—	5.6
Non-remarketing net gains (1)	15.1	1.8	—	0.2	17.1
Asset impairments	—	(14.6)	(34.3)	—	(48.9)
	$119.7	$(11.2)	$(31.1)	$0.5	$77.9

Capital Expenditures
Portfolio investments and capital additions	$815.9	$243.9	$149.7	$46.3	$1,255.8

Selected Balance Sheet Data
Investments in affiliated companies	$0.8	$—	$574.3	$—	$575.1
Identifiable assets	$6,445.7	$1,774.4	$1,106.6	$745.3	$10,072.0
__________
(1) Includes net gains from scrapping of railcars.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control Over Financial Reporting

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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
February 19, 2025

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended December 31, 2024.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, corporate governance, and policies and procedures regarding insider trading is contained in sections entitled "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Insider Trading Policy", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", and "Audit Committee Report" in our definitive Proxy Statement to be filed with the SEC on or about March 14, 2025, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers, as well as our policies and practices on the timing of awards of stock options in relation to the disclosure of material nonpublic information, is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed with the SEC on or about March 14, 2025, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Shareholders	1,441,484	(1)	$118.34	(2)	1,745,998
Equity Compensation Plans Not Approved by Shareholders	—				—
Total	1,441,484				1,745,998
________
(1)    Consists of 948,100 non-qualified stock options, 141,094 performance shares, 101,826 restricted stock units and 250,464 non-employee directors awards, which consist of a mix of phantom shares and restricted stock units.
(2)    The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted-average exercise price, see "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Other information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed with the SEC on or about March 14, 2025, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed with the SEC on or about March 14, 2025, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item regarding fees paid to Ernst & Young LLP is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed with the SEC on or about March 14, 2025, which sections are incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.    Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the U.S. Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
10.1	Summary of Non-Employee Directors' Compensation.*
10.2	Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of January 1, 2025.*
19	GATX Corporation Insider Trading Policy.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023, and 2022, and (v) Notes to the Consolidated Financial Statements.

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
10.1
Five Year Credit Agreement dated as of May 21, 2024, among GATX Corporation, as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, BMO Bank N.A., CIBC Bank USA, KeyBank National Association, Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, National Association and U.S. Bank, National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 22, 2024, file number 1-2328.

10.2
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated September 30, 2022 is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, file number 1-2328 (Note: Portions of this document have been omitted pursuant to Item 601 of Regulation S-K).

10.3
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.4
Form of Corporate Officers' Incentive Plan under the GATX Corporation 2012 Incentive Award Plan is incorporated by reference to Exhibit 10.3 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.*

10.5
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.6
Form of Agreement for Employment Following a Change of Control between GATX Corporation and Thomas A. Ellman (dated as of January 1, 2014), Paul F. Titterton (dated as of August 1, 2022), Kim Nero (dated as of May 1, 2021) and Brian L. Glassberg (dated as of December 1, 2022) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.7
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Jennifer McManus (dated as of October 30, 2020), Jennifer Van Aken (dated as of October 30, 2020), Jeffery R. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.8
GATX Corporation U.S. Executive Severance Plan, effective as of February 15, 2023, is incorporated herein by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, file number 1-2328.*

10.9
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated February 24, 2009, file number 1-2328.

10.10
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.4 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, file number 1-2328.*

10.11
Form of Performance Share Agreement for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers is incorporated by reference to Exhibit 10.1 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.*

10.12
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017 is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, file number 1-2328.*

10.13
Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers is incorporated by reference to Exhibit 10.2 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.*

10.14
Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control, is incorporated by reference to Exhibit 10.3 to GATX's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.15
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to Thomas A. Ellman and Paul F. Titterton is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.16
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Thomas A. Ellman and Paul F. Titterton is incorporated by reference to Exhibit 10.2 to GATX’s Form 8-K dated January 28, 2022, file number 1-2328.*

10.17
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to directors is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.18
Amended and Restated GATX Corporation Director's Phantom Stock Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.19	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).
97
GATX Corporation Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023 is incorporated herein by reference to Exhibit 97 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, file number 1-2328.*

_______

(*) Compensatory Plans or Arrangements.

Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the U.S. Securities and Exchange Commission.

Item 16.  Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATX CORPORATION
Registrant
/s/ ROBERT C. LYONS
Robert C. Lyons
President and Chief Executive Officer
February 19, 2025

Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas A. Ellman, Brian L. Glassberg, and Jennifer M. McManus, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT C. LYONS	President and Chief Executive Officer and Director (Principal Executive Officer)
Robert C. Lyons
February 19, 2025

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 19, 2025

/s/ JENNIFER M. MCMANUS	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Jennifer M. McManus
February 19, 2025

/s/ DIANE M. AIGOTTI	Director
Diane M. Aigotti
February 19, 2025

/s/ ANNE L. ARVIA	Director
Anne L. Arvia
February 19, 2025

/s/ SHELLEY J. BAUSCH	Director
Shelley J. Bausch
February 19, 2025

/s/ JOHN M. HOLMES	Director
John M. Holmes
February 19, 2025

/s/ JAMES B. REAM	Director
James B. Ream
February 19, 2025

/s/ ADAM L. STANLEY	Director
Adam L. Stanley
February 19, 2025

/s/ DAVID S. SUTHERLAND	Director
David S. Sutherland
February 19, 2025

/s/ PAUL G. YOVOVICH	Director
Paul G. Yovovich
February 19, 2025