Form 10-Q
period 2025-03-31
GATX CORP
filed 2025-04-25
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

There were 35.7 million common shares outstanding at March 31, 2025.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2025

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2024, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦prolonged inflation or deflation
◦high interest rates
◦weak macroeconomic conditions and the impact of global trade disruptions on us and our customers, including the impact of tariffs on inflation, supply chains and consumer sentiment
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading" or labor strikes or shortages
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including global conflicts, geographic exposure and customer concentrations
◦customers' desire to buy, rather than lease, our transportation assets
◦other operational or commercial needs or decisions of our customers
•inability to maintain our transportation assets on lease at satisfactory rates and term length due to reduced demand or oversupply of transportation assets in the market or other changes in supply and demand
•competitive factors in our primary markets, including existing or new competitors with significantly greater financial resources, higher credit ratings or lower costs of capital
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2025	2024
Assets
Cash and Cash Equivalents	$757.2	$401.6
Restricted Cash	0.4	0.2
Receivables
Rent and other receivables	101.4	86.5
Finance leases (as lessor)	121.6	118.3
Less: allowance for losses	(5.7)	(5.7)
	217.3	199.1

Operating Assets and Facilities	14,711.1	14,330.6
Less: allowance for depreciation	(3,989.9)	(3,880.9)
	10,721.2	10,449.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	156.6	165.4

Investments in Affiliated Companies	688.9	663.3
Goodwill	118.1	114.1
Other Assets	306.6	303.1
Total Assets	$12,966.3	$12,296.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$235.6	$217.1
Debt
Borrowings under bank credit facilities	101.5	10.4
Recourse	8,653.1	8,215.3
	8,754.6	8,225.7
Lease Obligations (as lessee)
Operating leases	174.4	180.0

Deferred Income Taxes	1,150.1	1,127.3
Other Liabilities	102.2	107.5
Total Liabilities	10,416.9	9,857.6
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,187,471 and 69,075,329 Outstanding shares — 35,675,787 and 35,575,691	42.8	42.7
Additional paid in capital	856.2	847.1
Retained earnings	3,264.1	3,208.1
Accumulated other comprehensive loss	(162.4)	(209.6)
Treasury stock at cost (33,511,684 and 33,499,638 shares)	(1,451.3)	(1,449.4)
Total Shareholders’ Equity	2,549.4	2,438.9
Total Liabilities and Shareholders’ Equity	$12,966.3	$12,296.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2025	2024
Revenues
Lease revenue	$359.6	$333.3
Non-dedicated engine revenue	21.5	13.2
Other revenue	40.5	33.4
Total Revenues	421.6	379.9
Expenses
Maintenance expense	103.5	91.4
Depreciation expense	103.6	96.0
Operating lease expense	7.6	9.0
Other operating expense	16.0	13.6
Selling, general and administrative expense	56.6	55.9
Total Expenses	287.3	265.9
Other Income (Expense)
Net gain on asset dispositions	33.4	36.2
Interest expense, net	(94.9)	(77.8)
Other (expense) income	(2.7)	0.8
Income before Income Taxes and Share of Affiliates’ Earnings	70.1	73.2
Income taxes	(16.6)	(18.6)
Share of affiliates' earnings, net of taxes	25.1	19.7
Net Income	$78.6	$74.3
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	$46.7	$(14.4)
Unrealized gain on derivative instruments	0.5	0.1
Post-retirement benefit plans	—	4.5
Other comprehensive income (loss)	47.2	(9.8)
Comprehensive Income	$125.8	$64.5

Share Data
Basic earnings per share	$2.15	$2.04
Average number of common shares	35.9	35.8

Diluted earnings per share	$2.15	$2.03
Average number of common shares and common share equivalents	36.0	35.9

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2025	2024
Operating Activities
Net income	$78.6	$74.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108.6	100.6
Net gains on disposition of owned assets	(36.9)	(36.1)
Asset impairments	3.6	—
Deferred income taxes	15.8	15.9
Share of affiliates’ earnings, net of dividends	(25.1)	(19.7)
Changes in working capital items	(20.4)	(37.4)
Net cash provided by operating activities	124.2	97.6
Investing Activities
Portfolio investments and capital additions	(296.3)	(378.6)
Portfolio proceeds	68.3	59.7
Purchases of assets previously leased	(15.0)	—
Proceeds from sales of other assets	7.1	7.1
Other	1.2	0.2
Net cash used in investing activities	(234.7)	(311.6)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	879.8	557.4
Repayments of debt with original maturities longer than 90 days	(406.6)	(300.0)
Net increase in debt with original maturities of 90 days or less	4.2	—
Stock repurchases	(1.9)	(4.6)
Dividends	(23.5)	(22.0)
Other	9.6	14.2
Net cash provided by financing activities	461.6	245.0
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	4.7	(2.6)
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	355.8	28.4
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	401.8	450.8
Cash, Cash Equivalents, and Restricted Cash at end of the period	$757.6	$479.2

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2025		2024
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	69.1	$42.7	68.8	$42.5
Issuance of common stock	0.1	0.1	0.1	0.1
Balance at end of the period	69.2	42.8	68.9	42.6
Treasury Stock
Balance at beginning of the period	(33.5)	(1,449.4)	(33.3)	(1,427.5)
Stock repurchases	—	(1.9)	(0.1)	(4.6)
Balance at end of the period	(33.5)	(1,451.3)	(33.4)	(1,432.1)
Additional Paid In Capital
Balance at beginning of the period		847.1		816.1
Share-based compensation effects		9.1		12.7
Balance at end of the period		856.2		828.8
Retained Earnings
Balance at beginning of the period		3,208.1		3,009.5
Net income		78.6		74.3
Dividends declared ($0.61 and $0.58 per share)		(22.6)		(21.4)
Balance at end of the period		3,264.1		3,062.4
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(209.6)		(167.6)
Other comprehensive income (loss)		47.2		(9.8)
Balance at end of the period		(162.4)		(177.4)
Total Shareholders' Equity		$2,549.4		$2,324.3

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2025. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Finance Lease Revenue

In certain cases, we lease railcars, locomotives, and tank containers that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the effective interest method, using the interest rate implicit in the lease. See "Note 5. Leases".

Non-Dedicated Engine Revenue

Certain of our owned aircraft spare engines are part of a pool of non-dedicated spare engines managed under a capacity agreement with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"). Revenue is earned based on our continued ability to meet engine capacity requirements under the agreement, which requires us to enroll a minimum number of engines in a pool of non-dedicated spare engines for short-term lease to Rolls-Royce customers. We recognize revenue based on our right to receive a portion of the revenue earned by the pool, which is calculated based on the average engine flight hours reported for each type of engine enrolled into the pool.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	March 31 2025	December 31 2024
Railcars and locomotives	$13,033.1	$12,702.9
Aircraft spare engines	1,030.4	1,030.4
Tank containers	253.9	241.4
Buildings, leasehold improvements, and other equipment	274.5	265.3
Other	119.2	90.6
	$14,711.1	$14,330.6
Less: allowance for depreciation	(3,989.9)	(3,880.9)
Net operating assets and facilities	$10,721.2	$10,449.7

Total depreciation expense was $108.4 million for the three months ended March 31, 2025 and $100.5 million for the three months ended March 31, 2024.

NOTE 5. Leases

GATX as Lessor

We lease railcars, locomotives, aircraft spare engines, and tank containers under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. In accordance with applicable guidance, we do not separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars, locomotives, and tank containers that, at commencement, are classified as finance leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

The following table shows the components of our lease revenue (in millions):

	Three Months Ended March 31
	2025	2024
Operating lease revenue:
Fixed lease revenue	$330.8	$305.1
Variable lease revenue	25.6	24.6
Total operating lease revenue	$356.4	$329.7
Finance lease revenue	3.2	3.6
Total lease revenue	$359.6	$333.3

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $33.9 million for the three months ended March 31, 2025 and $28.7 million for the three months ended March 31, 2024.

We recorded gains on finance leases of $3.5 million for the three months ended March 31, 2025 and $4.3 million for the three months ended March 31, 2024. The gains are reported in net gain on asset dispositions in the statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2025 and December 31, 2024.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had one instrument outstanding with an aggregate notional amount of $50.0 million as of March 31, 2025 that matures in 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2024 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had nine instruments outstanding with a notional amount of $21.2 million as of March 31, 2025 that mature in 2025 and zero instruments outstanding as of December 31, 2024. Within the next 12 months, we expect to reclassify $1.0 million ($0.8 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (expense) income immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $2.6 million as of March 31, 2025 and $4.0 million as of December 31, 2024. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value March 31, 2025	Fair Value December 31, 2024
Derivative Assets
Foreign exchange contracts (1)	Other assets	$0.3	$—
Foreign exchange contracts (2)	Other assets	0.1	—
Total derivative assets		$0.4	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$2.6	$4.0
Foreign exchange contracts (2)	Other liabilities	11.4	8.1
Total derivative liabilities		$14.0	$12.1
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2025 and December 31, 2024, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Recourse debt	$(49.5)	$(198.9)	$(2.6)	$(4.0)

The following tables show the impacts of our derivative instruments on our statements of comprehensive income (in millions):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31
Derivative Designation	2025	2024
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$(0.4)	$(3.4)
Total	$(0.4)	$(3.4)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended March 31
	2025	2024
Interest expense	$0.3	$0.4
Other (expense) income	—	(3.7)
Total	$0.3	$(3.3)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31
	2025	2024
Total interest expense	$(94.9)	$(77.8)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(1.4)	0.4
Derivatives designated as hedging instruments	1.4	(0.4)
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.3)	(0.4)

	Amount of Gain (Loss) Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended March 31
	2025	2024
Total other (expense) income	$(2.7)	$0.8
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into earnings (1)	—	3.7
Loss on non-designated foreign exchange derivative contracts (2)	(3.3)	(0.9)
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$8,028.8	$7,717.5	$7,609.5	$7,243.9
Recourse floating rate debt	624.3	634.5	605.8	617.3
Total	$8,653.1	$8,352.0	$8,215.3	$7,861.2

NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended March 31, 2025 and 2024 (in millions):

	2025 Pension Benefits	2024 Pension Benefits	2025 Retiree Health and Life	2024 Retiree Health and Life
Service cost	$1.4	$1.4	$—	$—
Interest cost	4.2	4.0	0.2	0.2
Expected return on plan assets	(5.5)	(5.4)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.1)
Unrecognized net actuarial loss (gain)	0.2	0.2	(0.2)	(0.1)
Net periodic cost	$0.3	$0.2	$—	$—
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $1.4 million for the three months ended March 31, 2025, and $1.4 million for the three months ended March 31, 2024 and is recorded in selling, general and administrative expense. The non-service components totaled income of $1.1 million for the three months ended March 31, 2025, and $1.2 million for the three months ended March 31, 2024, and are recorded in other (expense) income in the statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Share-Based Compensation

During the three months ended March 31, 2025, we granted 198,300 non-qualified employee stock options, 25,680 restricted stock units, 32,680 performance shares, and 1,268 restricted stock units awarded to non-employee directors. For the three months ended March 31, 2025, total share-based compensation expense was $6.1 million and the related tax benefits were $1.5 million. For the three months ended March 31, 2024, total share-based compensation expense was $5.4 million and the related tax benefits were $1.4 million.

The estimated fair value of our 2025 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2025
Weighted-average estimated fair value	$49.30
Quarterly dividend rate	$0.61
Expected term of stock options, in years	4.1
Risk-free interest rate	4.3%
Dividend yield	1.5%
Expected stock price volatility	25.9%
Present value of dividends	$9.20

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31:

	2025	2024
Effective income tax rate	23.6%	25.4%

The decrease in the effective rate for the current year compared to the prior year was primarily due to an increase in the incremental benefits associated with equity awards vested or exercised during the current year and the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

As of March 31, 2025 and December 31, 2024, we had commercial commitments of $8.7 million, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at March 31, 2025 and December 31, 2024. As of March 31, 2025, our outstanding commitments expire in 2025 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2025	2024
Basic earnings per share:
Net income	$78.6	$74.3
Less: Net income allocated to participating securities	(1.4)	(1.4)
Net income available to common shareholders	$77.2	$72.9
Weighted-average shares outstanding - basic	35.9	35.8
Basic earnings per share	$2.15	$2.04

Diluted earnings per share:
Net income	$78.6	$74.3
Less: Net income allocated to participating securities	(1.4)	(1.4)
Net income available to common shareholders	$77.2	$72.9
Weighted-average shares outstanding - basic	35.9	35.8
Effect of dilutive securities:
Equity compensation plans	0.1	0.1
Weighted-average shares outstanding - diluted	36.0	35.9
Diluted earnings per share	$2.15	$2.03

NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2024	$(160.1)	$(8.9)	$(40.6)	$(209.6)
Change in component	46.7	0.4	(0.1)	47.0
Reclassification adjustments into earnings (1)	—	0.3	—	0.3
Income tax effect	—	(0.2)	0.1	(0.1)
Accumulated other comprehensive loss at March 31, 2025	$(113.4)	$(8.4)	$(40.6)	$(162.4)
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

On July 25, 2023, a separate third-party complaint was filed by Norfolk Southern against GATX and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs who had originally filed the complaint against Norfolk Southern ("Plaintiffs") themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint, and on September 26, 2023, filed a motion to dismiss the Plaintiffs' complaint. Briefing was completed on October 30, 2023, and the Court issued an order on March 13, 2024, denying in part, and granting in part, the Company’s motion against Norfolk Southern and Plaintiffs. The Court held that Norfolk Southern’s contribution action was premature and dismissed the claim without prejudice but otherwise allowed the remaining claims against GATX to proceed. The Court also dismissed Plaintiffs’ claim for medical monitoring but held that Plaintiffs could seek such damages through their other claims, which could proceed. The Court also consolidated an additional action filed against GATX and others titled Almasy, et al. v. Norfolk Southern Corp., et al. by over 40 individual residents, employees and property owners in East Palestine, Ohio. Plaintiffs and Norfolk Southern reached a settlement for $600 million to resolve the consolidated class action claims of those within a 20-mile radius from the derailment, and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. On September 25, 2024, the Court held a final approval hearing and two days later issued its final approval order for the settlement. To date, a handful of appeals challenging the fairness, reasonableness and adequacy of the settlement have been filed with the Sixth Circuit Court of Appeals. On October 9, 2024, all parties to the litigation filed motions for summary judgment for the pending claims, which were denied in part and granted in part on February 21, 2025. Norfolk Southern requested and was granted leave to reinstate its contribution claims against GATX and others. Trial regarding Norfolk Southern's contribution claim against GATX and others began on March 31, 2025, and on April 23, 2025, the jury returned a verdict in favor of GATX finding no negligence by GATX and 0% liability.

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

GATX was named in two new lawsuits filed on February 3, 2025, in The Court of Common Plea, Franklin County, Ohio on behalf of approximately 750 plaintiffs of whom approximately 184 have opted out of the prior settlement agreements with Norfolk Southern or were not included and are now suing GATX and approximately 60 other defendants. The remaining plaintiffs who opted into the settlement with Norfolk Southern (approximately 550) are not suing GATX.

GATX was named in one new lawsuit (Tsai) filed by the same plaintiffs in three different jurisdictions: Philadelphia (Pennsylvania state court), Cuyahoga (Ohio state court), and Lawrence (Pennsylvania state court). The allegations are similar to the allegations originally filed against GATX in the Ohio Personal Injury Litigation. Plaintiffs filed a Praecipe to Dismiss the action filed in Lawrence County in order to pursue the same action in Philadelphia. The current deadline for responding to the Philadelphia action is April 28, 2025.

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

For a full discussion of our other pending legal matters, please refer to "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 14. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for Trifleet are reported in the Other segment.

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services.

Rail International is an aggregation of our operating segments in Europe ("GATX Rail Europe" or "GRE") and India ("Rail India"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. Rail India primarily leases railcars to customers in India pursuant to net leases, under which the lessee assumes responsibility for maintenance of the railcars.

Engine Leasing is almost entirely composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.4 million for the three months ended March 31, 2025 and $0.6 million for the three months ended March 31, 2024.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended March 31, 2025
Revenues
Lease revenue	$260.0	$83.6	$8.1	$7.9	$359.6
Non-dedicated engine revenue	—	—	21.5	—	21.5
Other revenue	33.3	4.9	—	2.3	40.5
Total Revenues	293.3	88.5	29.6	10.2	421.6
Expenses
Maintenance expense	83.7	18.5	—	1.3	103.5
Depreciation expense	70.4	20.1	9.4	3.7	103.6
Operating lease expense	7.6	—	—	—	7.6
Other operating expense	7.5	4.6	2.8	1.1	16.0
Total Expenses	169.2	43.2	12.2	6.1	230.7
Other Income (Expense)
Net gain on asset dispositions	32.1	1.3	—	—	33.4
Interest (expense) income, net	(64.7)	(19.1)	(12.2)	1.1	(94.9)
Other (expense) income	(2.7)	(1.8)	—	1.8	(2.7)
Share of affiliates' pre-tax earnings	—	—	33.4	—	33.4
Segment profit	$88.8	$25.7	$38.6	$7.0	$160.1
Less:
Selling, general and administrative expense					56.6
Income taxes (includes $8.3 related to affiliates' earnings)					24.9
Net income					$78.6

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$30.5	$0.6	$—	$—	$31.1
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	5.1	0.7	—	—	5.8
Asset impairments	(3.6)	—	—	—	(3.6)
	$32.1	$1.3	$—	$—	$33.4

Capital Expenditures
Portfolio investments and capital additions	$227.7	$62.7	$—	$5.9	$296.3

Selected Balance Sheet Data at March 31, 2025
Investments in affiliated companies	$0.2	$—	$688.7	$—	$688.9
Identifiable assets	$7,898.3	$2,350.6	$1,653.1	$1,064.3	$12,966.3
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

Selected Balance Sheet Data at December 31, 2024
Investments in affiliated companies	$0.2	$—	$663.1	$—	$663.3
Identifiable assets	$7,751.6	$2,233.3	$1,653.4	$658.2	$12,296.5
_________
(1)    Includes net gains from scrapping of railcars

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report, Annual Report on Form 10-K for the year ended December 31, 2024, and in our other filings with the Securities and Exchange Commission ("SEC"). We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see "Non-GAAP Financial Measures" at the end of this item. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2024 that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2025. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024.

Economic Conditions

GATX, and markets more broadly, are facing uncertainty around tariffs and economic conditions. These conditions did not have a significant impact on our business and financial results during the first quarter of 2025. However, a sustained slowdown in economic growth as a result of tariffs or global tensions could have a more significant impact on GATX’s financial results in the future. If this were to occur, GATX could be impacted directly and indirectly across all segments. Such conditions could lead to specific costs and inflationary pressures that directly impact GATX, including the impact of rising costs of new railcars and other transportation assets, increased maintenance expense, and general increases in other administrative expenses. GATX could also be indirectly impacted by factors such as softening demand for our products and services if customers within the markets or commodities we serve are impacted by tariffs or economic conditions. Management continues to monitor the macroeconomic environment to identify potential risks and to manage our business accordingly. However, we believe we are in a strong position to manage these risks. Our diverse fleet, broad global customer base, and long-term nature of our lease contracts provide substantial operating flexibility. In addition, our strong balance sheet position, credit ratings, and access to capital provide us adequate cash flow availability as needed.

DISCUSSION OF OPERATING RESULTS

Net income for the three months ended March 31, 2025 was $78.6 million, or $2.15 per diluted share, compared to $74.3 million, or $2.03 per diluted share, for the same period in 2024. Results for the three months ended March 31, 2024 included a net positive impact of $0.6 million ($0.02 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $4.9 million compared to the prior year, largely due to higher revenue at Rail North America and Rail International, higher non-dedicated engine revenue at Engine Leasing, and higher earnings at the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), partially offset by higher maintenance expense at Rail North America and Rail International and higher interest expense.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2025	2024
Segment Revenues
Rail North America	$293.3	$265.0
Rail International	88.5	83.7
Engine Leasing	29.6	21.3
Other	10.2	9.9
	$421.6	$379.9
Segment Profit
Rail North America	$88.8	$90.3
Rail International	25.7	28.8
Engine Leasing	38.6	25.7
Other	7.0	8.2
	160.1	153.0
Less:
Selling, general and administrative expense	56.6	55.9
Income taxes (includes $8.3 and $4.2 related to affiliates' earnings)	24.9	22.8
Net Income (GAAP)	$78.6	$74.3

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$78.6	$73.7
Diluted earnings per share (GAAP)	$2.15	$2.03
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.15	$2.01

Investment Volume	$296.3	$378.6

The following table shows our return on equity for the trailing 12 months ended March 31:

	2025	2024
Return on Equity (GAAP)	11.8%	11.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	12.0%	11.4%
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

RAIL NORTH AMERICA

Segment Summary

Demand for railcars was stable, and the renewal success rate remained very strong. Rail North America continued to optimize its fleet by selectively selling railcars in the secondary market. Utilization was 99.2% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2025	2024
Revenues
Lease revenue	$260.0	$236.5
Other revenue	33.3	28.5
Total Revenues	293.3	265.0

Expenses
Maintenance expense	83.7	72.9
Depreciation expense	70.4	65.1
Operating lease expense	7.6	9.0
Other operating expense	7.5	6.7
Total Expenses	169.2	153.7

Other Income (Expense)
Net gain on asset dispositions	32.1	34.2
Interest expense, net	(64.7)	(53.3)
Other expense	(2.7)	(2.1)
Share of affiliates' pre-tax earnings	—	0.2
Segment Profit	$88.8	$90.3

Investment Volume	$227.7	$321.7

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2025	2024
Railcars	$236.0	$213.7
Boxcars	15.1	16.2
Locomotives	8.9	6.6
Total	$260.0	$236.5

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Beginning balance	101,167	101,687	102,086	102,697	102,966
Railcars added	1,422	1,337	1,474	1,126	1,464
Railcars scrapped	(375)	(389)	(360)	(309)	(316)
Railcars sold	(527)	(549)	(503)	(548)	(804)
Ending balance	101,687	102,086	102,697	102,966	103,310
Utilization rate at quarter end (1)	99.4%	99.3%	99.3%	99.1%	99.2%
Renewal success rate (2)	83.4%	84.1%	82.0%	89.1%	85.1%
Active railcars at quarter end (3)	101,106	101,401	101,939	102,003	102,529
Average active railcars (4)	100,677	101,181	101,629	102,150	102,367
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

As of March 31, 2025, leases for approximately 17,300 tank and freight cars and approximately 1,000 boxcars are scheduled to expire over the remainder of 2025. These amounts exclude railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a new long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At March 31, 2025, 5,711 railcars have been ordered pursuant to the terms of the agreement, of which 4,060 railcars have been delivered.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q24
2Q24
3Q24
4Q24
1Q25
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

During the first quarter of 2025, the renewal rate change of the LPI was positive 24.5%, compared to positive 26.7% in the prior quarter, and positive 33.0% in the first quarter of 2024. Lease terms on renewals for railcars in the LPI averaged 61 months in the current quarter, compared to 60 months in the prior quarter, and 64 months in the first quarter of 2024.

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Beginning balance	9,311	9,670	8,990	8,779	8,395
Boxcars added	587	—	—	—	—
Boxcars scrapped	(228)	(555)	(211)	(349)	(405)
Boxcars sold	—	(125)	—	(35)	—
Ending balance	9,670	8,990	8,779	8,395	7,990
Utilization rate at quarter end (1)	99.8%	99.8%	99.8%	99.8%	99.8%
Active boxcars at quarter end (2)	9,651	8,971	8,760	8,376	7,971
Average active boxcars (3)	9,583	9,304	8,848	8,552	8,163
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

Comparison of Reported Results for the First Quarter of 2025 to the First Quarter of 2024

Segment Profit

In the three months ended March 31, 2025, segment profit of $88.8 million decreased 1.7% compared to $90.3 million for the same period in the prior year. The decrease was driven by higher interest and maintenance expenses and an impairment recorded on certain older flammable liquids railcars, offset by higher revenue.

Revenues

In the three months ended March 31, 2025, lease revenue increased $23.5 million, or 9.9%, driven by more railcars on lease and higher lease rates. Other revenue increased $4.8 million, primarily due to higher repair revenue, partially offset by lower lease termination fees.

Expenses

In the three months ended March 31, 2025, maintenance expense increased $10.8 million, driven by more repair events, including more repairs performed by the railroads, and higher costs of repairs. Depreciation expense increased $5.3 million, due to the timing of new railcar investments and dispositions.

Other Income (Expense)

In the three months ended March 31, 2025, net gain on asset dispositions decreased $2.1 million, driven by by an impairment related to older flammable liquids railcars and lower net gains on dispositions and railcars converted to finance leases, partially offset by higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $11.4 million, due to a higher average debt balance and higher average interest rate.

Investment Volume

During the three months ended March 31, 2025, investment volume was $227.7 million compared to $321.7 million in the same period in 2024. We acquired 642 newly built railcars and purchased 627 railcars in the secondary market in the three months ended March 31, 2025, compared to 1,073 newly built railcars and 822 railcars in the secondary market in the same period in 2024.

Our investment volume is predominantly composed of acquired railcars, but also includes the acquisition of locomotives and certain capitalized repairs and improvements to owned railcars and our maintenance facilities. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of railcars purchased, which may include tank cars and freight cars, as well as newly manufactured railcars or those purchased in the secondary market.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the first three months of 2025 and continued to grow its fleet. GRE experienced renewal lease rate increases for most railcar types in the period. Utilization was 95.1% at the end of the current quarter.

The fleet size of our rail business in India ("Rail India") continued to grow during the current quarter, as Rail India continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained robust, driven by continued growth in the economy and infrastructure development. Utilization was 99.6% at the end of the current quarter.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2025	2024
Revenues
Lease revenue	$83.6	$80.6
Other revenue	4.9	3.1
Total Revenues	88.5	83.7

Expenses
Maintenance expense	18.5	17.5
Depreciation expense	20.1	18.9
Other operating expense	4.6	3.5
Total Expenses	43.2	39.9

Other Income (Expense)
Net gain on asset dispositions	1.3	1.3
Interest expense, net	(19.1)	(16.7)
Other (expense) income	(1.8)	0.4
Segment Profit	$25.7	$28.8

Investment Volume	$62.7	$49.9

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Beginning balance	29,216	29,371	29,649	29,953	30,027
Railcars added	322	388	410	196	446
Railcars scrapped or sold	(167)	(110)	(106)	(122)	(250)
Ending balance	29,371	29,649	29,953	30,027	30,223
Utilization rate at quarter end (1)	95.3%	95.8%	95.9%	96.1%	95.1%
Active railcars at quarter end (2)	27,998	28,417	28,737	28,849	28,749
Average active railcars (3)	27,984	28,198	28,626	28,812	28,823
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

As of March 31, 2025, leases for approximately 7,900 railcars are scheduled to expire over the remainder of 2025. This amount excludes railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

GRE Fleet
32,500
30,000
27,500
25,000
22,500
20,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q24
2Q24
3Q24
4Q24
1Q25
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Beginning balance	8,805	9,501	9,904	10,361	10,583
Railcars added	696	408	457	222	312
Railcars scrapped or sold	—	(5)	—	—	—
Ending balance	9,501	9,904	10,361	10,583	10,895
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	99.6%
Active railcars at quarter end (2)	9,501	9,904	10,361	10,583	10,849
Average active railcars (3)	9,089	9,711	10,165	10,460	10,711
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

Rail India Fleet
12,000
10,000
8,000
6,000
4,000
2,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q24
2Q24
3Q24
4Q24
1Q25
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Quarter of 2025 to the First Quarter of 2024

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended March 31, 2025, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $2.1 million and negatively impacted segment profit, excluding other (expense) income, by approximately $1.4 million compared to the same period in 2024.

Segment Profit

In the three months ended March 31, 2025, segment profit of $25.7 million decreased 10.8% compared to $28.8 million for the same period in the prior year. The decrease was primarily due to higher maintenance and interest expense and changes in foreign currency exchange rates, partially offset by higher lease revenue.

Revenues

In the three months ended March 31, 2025, lease revenue increased $3.0 million, or 3.7%, due to more railcars on lease and higher lease rates at GRE and Rail India, partially offset by the impact of foreign exchange rates.

Expenses

In the three months ended March 31, 2025, maintenance expense increased $1.0 million, primarily due to more repair events and higher costs of repairs, partially offset by lower wheelset costs. Depreciation expense increased $1.2 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the three months ended March 31, 2025, net interest expense increased $2.4 million, due to a higher average interest rate and a higher average debt balance. Other (expense) income was unfavorable by $2.2 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During the three months ended March 31, 2025, investment volume was $62.7 million compared to $49.9 million in the same period in 2024. In the three months ended March 31, 2025, GRE acquired 446 newly built railcars compared to 322 newly built railcars for the same period in 2024, and Rail India acquired 312 newly built railcars in the current year compared to 696 newly built railcars for the same period in 2024.

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

ENGINE LEASING

Segment Summary

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $33.4 million for three months ended March 31, 2025, compared to $23.7 million for the same period in 2024. The operating environment for the RRPF affiliates continued to be favorable as demand for aircraft spare engines remained robust.

Engine Leasing also includes GATX Engine Leasing ("GEL"), our wholly owned entity that invests directly in aircraft spare engines. As of March 31, 2025, GEL owned 39 aircraft spare engines, with 14 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.4 million for the three months ended March 31, 2025 and $0.6 million for the same period in 2024.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended March 31
	2025	2024
Revenues
Lease revenue	$8.1	$8.1
Non-dedicated engine revenue	21.5	13.2
Total Revenues	29.6	21.3

Expenses
Depreciation expense	9.4	8.4
Other operating expense	2.8	2.5
Total Expenses	12.2	10.9

Other Income (Expense)
Net gain on asset dispositions	—	0.6
Interest expense, net	(12.2)	(9.3)
Other income	—	0.3
Share of affiliates' pre-tax earnings	33.4	23.7
Segment Profit	$38.6	$25.7

The following table shows the net book values of Engine Leasing's assets (in millions):

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Investment in RRPF Affiliates	$647.2	$660.6	$690.0	$663.1	$688.7
GEL owned aircraft spare engines	705.6	768.4	853.0	937.0	927.5
Other owned assets	23.3	13.0	33.7	53.3	36.9
Total assets	$1,376.1	$1,442.0	$1,576.7	$1,653.4	$1,653.1

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Beginning balance	399	405	408	415	427
Engine acquisitions	8	6	8	25	28
Engine dispositions	(2)	(3)	(1)	(13)	(19)
Ending balance	405	408	415	427	436
Utilization rate at quarter end (1)	97.3%	97.3%	97.1%	97.4%	97.9%
Average leased engines (2)	386	395	399	411	415
Net book value of engines (in millions)	$4,157.2	$4,170.0	$4,256.1	$4,716.0	$5,186.7
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
1Q24
2Q24
3Q24
4Q24
1Q25
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Beginning balance	29	29	32	36	39
Engines added	—	3	4	3	—
Ending balance	29	32	36	39	39

Comparison of Reported Results for the First Quarter of 2025 to the First Quarter of 2024

Segment Profit

In the three months ended March 31, 2025, segment profit was $38.6 million, compared to segment profit of $25.7 million for the same period in the prior year. Segment profit included $0.6 million of gains in 2024 associated with the Specialized Gas Vessels. Excluding the impact of this item, results for Engine Leasing were $13.5 million higher than 2024. The increase was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the three months ended March 31, 2025, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $8.3 million, due to aircraft spare engines acquired in 2024 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the three months ended March 31, 2025, depreciation expense increased $1.0 million, due to aircraft spare engines acquired in 2024.

Other Income (Expense)

In the three months ended March 31, 2025, income from our share of affiliates' earnings increased $9.7 million, driven by higher income from operations and higher remarketing income. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

OTHER

Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2025	2024
Trifleet revenue	$10.2	$9.9

Trifleet segment profit	$2.1	$2.7
Unallocated interest income	3.3	3.5
Other income, including eliminations	1.6	2.0
Segment Profit	$7.0	$8.2

Selling, general and administrative expense	$56.6	$55.9

Investment Volume	$5.9	$7.0

Trifleet Summary

The tank container leasing market remained challenging with fluctuating market dynamics in the first quarter of 2025. Utilization was 84.9% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the quarter ended:

	March 31 2024	June 30 2024	September 30 2024	December 31 2024	March 31 2025
Ending balance	24,448	24,663	24,755	25,041	25,202
Utilization rate at quarter-end (1)	85.5%	86.0%	85.6%	84.7%	84.9%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $0.7 million for the three months ended March 31, 2025 compared to the same period in the prior year driven by higher employee-related expenses, partially offset by lower information technology expense.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Consolidated Income Taxes

See "Note 9. Income Taxes" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CASH FLOW DISCUSSION

We generate a significant amount of cash from operating activities and investment portfolio proceeds. We also access domestic and international capital markets by issuing debt. We use these resources, along with available cash balances, to fulfill our debt, lease, and dividend obligations, to support our share repurchase programs, and to fund portfolio investments and capital additions. We primarily use cash from operations to fund daily operations. The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year.

As of March 31, 2025, we had an unrestricted cash balance of $757.2 million. We also have a $600 million, 5-year unsecured revolving credit facility in the United States that matures in 2029 and a $350 million, 3-year unsecured revolving credit facility in the United States that matures in 2027, both of which were fully available as of March 31, 2025. In addition, we have a €210 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, of which €130 million was available as of March 31, 2025.

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31 (in millions):

	2025	2024
Net cash provided by operating activities	$124.2	$97.6
Net cash used in investing activities	(234.7)	(311.6)
Net cash provided by financing activities	461.6	245.0
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4.7	(2.6)
Net increase in cash, cash equivalents, and restricted cash during the period	$355.8	$28.4

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 increased $26.6 million compared to the same period in 2024. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue, lower payments for operating leases, and lower payments for taxes, were partially offset by higher payments for interest expense, maintenance, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the three months ended March 31 (in millions):

	2025	2024
Portfolio investments and capital additions (1)	$(296.3)	$(378.6)
Portfolio proceeds (2)	68.3	59.7
Purchases of assets previously leased (3)	(15.0)	—
Proceeds from sales of other assets (4)	7.1	7.1
Other investing activity	1.2	0.2
Net cash used in investing activities	$(234.7)	$(311.6)
_________
(1)    Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. See the discussions of segment operating results sections in this Item for more detail.
(2)    Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3)    In 2025, we purchased 802 railcars that were previously on operating leases, compared to zero railcars in 2024.
(4)    Proceeds from sales of other assets were primarily related to railcar scrapping.

The decrease in portfolio investments and capital additions of $82.3 million for the three months ended March 31, 2025 was primarily due to fewer railcars and locomotives acquired at Rail North America and Rail India and fewer tank containers acquired at Trifleet, partially offset by more railcars acquired at GRE. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased by $8.6 million for the three months ended March 31, 2025, primarily due to more railcars and locomotives sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the three months ended March 31 (in millions):

	2025	2024
Net proceeds from issuance of debt with original maturities longer than 90 days	$879.8	$557.4
Repayments of debt with original maturities longer than 90 days	(406.6)	(300.0)
Net increase in debt with original maturities of 90 days or less	4.2	—
Dividends	(23.5)	(22.0)
Stock repurchases (1)	(1.9)	(4.6)
Other	9.6	14.2
Net cash provided by financing activities	$461.6	$245.0
_________
(1)    In the three months ended March 31, 2025, we repurchased 12,046 shares of common stock for $1.9 million. In the three months ended March 31, 2024, we repurchased 36,744 shares of common stock for $4.6 million.

The following table shows the activity on our long-term debt principal in the three months ended March 31, 2025 (in millions):

	December 31 2024	Issuances	Payments	Impact of Foreign Exchange Rates	March 31 2025
U.S. debt	$7,100.0	$800.0	$(300.0)	$—	$7,600.0
Europe debt (1)	1,026.1	—	(106.6)	44.2	963.7
India debt (2)	144.8	—	—	0.3	145.1
Total debt principal	$8,270.9	$800.0	$(406.6)	$44.5	$8,708.8
__________
(1)    Denominated in euros, but presented in U.S. dollars in this table.
(2)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued in the U.S. during the three months ended March 31, 2025:

•$500.0 million of 10-year unsecured 5.50% fixed rate debt.
•$300.0 million of 30-year unsecured 6.05% fixed rate debt.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our investments and meet our debt, lease, and dividend obligations using our available cash balances, as well as cash generated from operating activities, sales of assets, distributions from affiliates, issuances of debt, commercial paper issuances, and committed revolving credit facilities. We primarily use cash from operations to fund daily operations. We use both domestic and international capital markets and banks to meet our debt financing needs.

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2025 (in millions):

	Material Cash Obligations by Period
	Total	2025 (1)	2026	2027	2028	2029	Thereafter
Recourse debt	$8,708.8	$239.0	$608.5	$842.8	$733.2	$677.9	$5,607.4
Interest on recourse debt (2)	4,095.8	311.5	385.4	352.5	320.9	282.5	2,443.0
Borrowings under bank credit facilities	101.5	101.5	—	—	—	—	—
Operating lease obligations	196.4	26.1	36.2	33.4	26.2	18.9	55.6
Purchase commitments (3)	1,974.7	507.4	506.9	437.3	396.8	126.3	—
Total	$15,273.6	$1,211.6	$1,573.2	$1,699.4	$1,503.3	$1,124.5	$8,161.6
_________
(1) For the remainder of the year.
(2) For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2025.
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

We have a $600 million, 5-year unsecured revolving credit facility in the United States, expiring in May 2029. The facility contains two one-year extension options. As of March 31, 2025, the full $600 million was available under this facility. Additionally, we have a $350 million, 3-year unsecured revolving credit facility in the United States, expiring in May 2027. This facility contains two one-year extension options. As of March 31, 2025, the full $350 million was available under this facility.

In Europe, we have a €210 million, 3-year unsecured revolving credit facility, expiring in December 2027. As of March 31, 2025, €130 million was available under this credit facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €35.0 million. As of March 31, 2025, €21.1 million was available under these credit facilities, as €13.9 million ($15.0 million) was drawn. The weighted average interest rate of these outstanding borrowings during the three months ended March 31, 2025 was 3.6%.

Delayed Draw Term Loans

As of March 31, 2025, we had INR 2.0 billion ($23.4 million) available under an outstanding delayed draw term loan in India.

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

At March 31, 2025, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €770.0 million, and Trifleet had an outstanding term loan of €121.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above. In addition, Rail India had outstanding term loans of INR 12.4 billion ($145.1 million) that are subject to certain restrictive covenants.

At March 31, 2025, we were in compliance with all covenants and conditions of all of our credit agreements, indentures, and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of March 31, 2025:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(757.2)	$(401.6)	$(503.7)	$(823.6)	$(479.1)
Borrowings under bank credit facilities	101.5	10.4	11.1	10.7	10.8
Recourse debt	8,653.1	8,215.3	8,293.5	8,235.7	7,624.5
Operating lease obligations	174.4	180.0	187.5	209.3	215.2
Total debt and lease obligations, net of unrestricted cash	$8,171.8	$8,004.1	$7,988.4	$7,632.1	$7,371.4

Total recourse debt (1)	$8,171.8	$8,004.1	$7,988.4	$7,632.1	$7,371.4
Shareholders' Equity	$2,549.4	$2,438.9	$2,436.7	$2,343.4	$2,324.3
Recourse Leverage (2)	3.2	3.3	3.3	3.3	3.2
_________
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

During the three months ended March 31, 2025, we repurchased 12,046 shares of common stock for $1.9 million, excluding commissions. We repurchased 36,744 shares of common stock for $4.6 million during the same period in 2024. As of March 31, 2025, $63.2 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2025. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended March 31
	2025	2024
Net income (GAAP)	$78.6	$74.3
Adjustments attributable to consolidated pre-tax income:
Net gain on Specialized Gas Vessels at Engine Leasing (1)	—	(0.6)
Total adjustments attributable to consolidated pre-tax income	$—	$(0.6)
Net income, excluding tax adjustments and other items (non-GAAP)	$78.6	$73.7

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended March 31
	2025	2024
Diluted earnings per share (GAAP)	$2.15	$2.03
Adjustments attributable to consolidated income, net of taxes:
Net gain on Specialized Gas Vessels at Engine Leasing (1)	—	(0.02)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$2.15	$2.01

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2025	2024
Net income (GAAP)	$288.5	$256.1

Adjustments attributable to consolidated pre-tax income:
Environmental reserves (2)	$10.7	$—
Litigation claims settlements (3)	3.3	—
Net loss on Specialized Gas Vessels at Engine Leasing (1)	—	1.8
Total adjustments attributable to consolidated pre-tax income	$14.0	$1.8
Income taxes thereon, based on applicable effective tax rate	$(3.5)	$—

Other income tax adjustments attributable to consolidated income:
Income tax rate changes (4)	$(6.0)	$(3.0)
Net operating loss valuation allowance adjustment (5)	—	(2.3)
Total other income tax adjustments attributable to consolidated income	$(6.0)	$(5.3)

Net income, excluding tax adjustments and other items (non-GAAP)	$293.0	$252.6
_________
(1)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(2)    Reserves recorded in 2024 for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses.
(3)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(4)    Deferred income tax adjustment attributable to state tax rate reductions in 2024 and 2023.
(5)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.

	2025	2024
Return on Equity (GAAP)	11.8%	11.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	12.0%	11.4%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2024, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 13. Legal Proceedings and Other Contingencies
" in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since December 31, 2024. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

During the first quarter of 2025, we repurchased 12,046 shares of common stock for $1.9 million under the share repurchase program compared to 36,744 share repurchases for $4.6 million completed during the first quarter of 2024. As of March 31, 2025, $63.2 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the first quarter of 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1, 2025 - January 31, 2025	100	$149.77	100	$65.1
February 1, 2025 - February 28, 2025	—	$—	—	$65.1
March 1, 2025 - March 31, 2025	11,946	$156.05	11,946	$63.2
Total	12,046	$156.00	12,046

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended March 31, 2025.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
10.1	Amendment to Amended and Restated Agreement for Employment Following a Change of Control, dated February 18, 2025, between GATX Corporation and Robert C. Lyons.*
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: April 25, 2025