Form 10-Q
period 2025-06-30
GATX CORP
filed 2025-07-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

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

There were 35.6 million common shares outstanding at June 30, 2025.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2025

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2024, and any subsequent reports on Form 10-Q could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦prolonged inflation or deflation
◦high interest rates
◦weak macroeconomic conditions and the impact of global trade disruptions on us and our customers, including the impact of tariffs on inflation, supply chains and consumer sentiment
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings, including those related to "precision scheduled railroading" or labor strikes or shortages
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including global conflicts, geographic exposure and customer concentrations
◦customers' desire to buy, rather than lease, our transportation assets
◦other operational or commercial needs or decisions of our customers
•inability to maintain our transportation assets on lease at satisfactory rates and term length due to reduced demand or oversupply of transportation assets in the market or other changes in supply and demand
•competitive factors in our primary markets, including existing or new competitors with significantly greater financial resources, higher credit ratings or lower costs of capital
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities, including the acquisition of approximately 105,000 railcars from Wells Fargo Bank, N.A.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2025	2024
Assets
Cash and Cash Equivalents	$754.6	$401.6
Restricted Cash	0.6	0.2
Receivables
Rent and other receivables	108.1	86.5
Finance leases (as lessor)	124.3	118.3
Less: allowance for losses	(5.9)	(5.7)
	226.5	199.1

Operating Assets and Facilities	15,053.2	14,330.6
Less: allowance for depreciation	(4,125.8)	(3,880.9)
	10,927.4	10,449.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	150.8	165.4

Investments in Affiliated Companies	706.4	663.3
Goodwill	126.6	114.1
Other Assets	307.3	303.1
Total Assets	$13,200.2	$12,296.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$229.3	$217.1
Debt
Borrowings under bank credit facilities	106.1	10.4
Recourse debt	8,741.3	8,215.3
	8,847.4	8,225.7
Lease Obligations (as lessee)
Operating leases	168.4	180.0

Deferred Income Taxes	1,182.7	1,127.3
Other Liabilities	102.7	107.5
Total Liabilities	10,530.5	9,857.6
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,256,439 and 69,075,329 Outstanding shares — 35,640,864 and 35,575,691	42.8	42.7
Additional paid in capital	864.2	847.1
Retained earnings	3,317.0	3,208.1
Accumulated other comprehensive loss	(87.8)	(209.6)
Treasury stock at cost (33,615,575 and 33,499,638 shares)	(1,466.5)	(1,449.4)
Total Shareholders’ Equity	2,669.7	2,438.9
Total Liabilities and Shareholders’ Equity	$13,200.2	$12,296.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues
Lease revenue	$368.8	$339.6	$728.4	$672.9
Non-dedicated engine revenue	20.5	13.7	42.0	26.9
Other revenue	41.2	33.4	81.7	66.8
Total Revenues	430.5	386.7	852.1	766.6
Expenses
Maintenance expense	104.5	96.6	208.0	188.0
Depreciation expense	106.9	98.5	210.5	194.5
Operating lease expense	7.1	9.0	14.7	18.0
Other operating expense	16.5	13.8	32.5	27.4
Selling, general and administrative expense	58.2	58.6	114.8	114.5
Total Expenses	293.2	276.5	580.5	542.4
Other Income (Expense)
Net gain on asset dispositions	40.5	25.6	73.9	61.8
Interest expense, net	(96.2)	(82.8)	(191.1)	(160.6)
Other expense	(1.1)	(10.8)	(3.8)	(10.0)
Income before Income Taxes and Share of Affiliates’ Earnings	80.5	42.2	150.6	115.4
Income taxes	(21.0)	(10.4)	(37.6)	(29.0)
Share of affiliates' earnings, net of taxes	16.0	12.6	41.1	32.3
Net Income	$75.5	$44.4	$154.1	$118.7
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	$73.8	$(7.6)	$120.5	$(22.0)
Unrealized gain on derivative instruments	0.8	0.2	1.3	0.3
Post-retirement benefit plans	—	—	—	4.5
Other comprehensive income (loss)	74.6	(7.4)	121.8	(17.2)
Comprehensive Income	$150.1	$37.0	$275.9	$101.5

Share Data
Basic earnings per share	$2.07	$1.22	$4.22	$3.25
Average number of common shares	35.9	35.8	35.9	35.8

Diluted earnings per share	$2.06	$1.21	$4.21	$3.25
Average number of common shares and common share equivalents	35.9	35.9	36.0	35.9

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2025	2024
Operating Activities
Net income	$154.1	$118.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	220.6	203.8
Net gains on disposition of owned assets	(77.2)	(61.6)
Asset impairments	3.6	—
Deferred income taxes	32.0	23.1
Share of affiliates’ earnings, net of dividends	(41.1)	(32.3)
Changes in working capital items	(6.5)	(15.8)
Net cash provided by operating activities	285.5	235.9
Investing Activities
Portfolio investments and capital additions	(515.3)	(820.6)
Portfolio proceeds	146.5	105.3
Purchases of assets previously leased	(15.0)	—
Proceeds from sales of other assets	17.4	15.9
Other	1.4	0.4
Net cash used in investing activities	(365.0)	(699.0)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	879.8	1,285.0
Repayments of debt with original maturities longer than 90 days	(406.6)	(413.5)
Net decrease in debt with original maturities of 90 days or less	(0.2)	—
Stock repurchases	(17.1)	(8.9)
Dividends	(45.7)	(43.0)
Other	15.4	19.7
Net cash provided by financing activities	425.6	839.3
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	7.3	(3.2)
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	353.4	373.0
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	401.8	450.8
Cash, Cash Equivalents, and Restricted Cash at end of the period	$755.2	$823.8

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30				Six Months Ended June 30
	2025		2024		2025		2024
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	69.2	$42.8	68.9	$42.6	69.1	$42.7	68.8	$42.5
Issuance of common stock	0.1	—	0.1	0.1	0.2	0.1	0.2	0.2
Balance at end of the period	69.3	42.8	69.0	42.7	69.3	42.8	69.0	42.7
Treasury Stock
Balance at beginning of the period	(33.5)	(1,451.3)	(33.4)	(1,432.1)	(33.5)	(1,449.4)	(33.3)	(1,427.5)
Stock repurchases	(0.1)	(15.2)	—	(4.2)	(0.1)	(17.1)	(0.1)	(8.8)
Balance at end of the period	(33.6)	(1,466.5)	(33.4)	(1,436.3)	(33.6)	(1,466.5)	(33.4)	(1,436.3)
Additional Paid In Capital
Balance at beginning of the period		856.2		828.8		847.1		816.1
Share-based compensation effects		8.0		7.6		17.1		20.3
Balance at end of the period		864.2		836.4		864.2		836.4
Retained Earnings
Balance at beginning of the period		3,264.1		3,062.4		3,208.1		3,009.5
Net income		75.5		44.4		154.1		118.7
Dividends declared ($0.61 and $0.58 per share QTR and $1.22 and $1.16 YTD)		(22.6)		(21.4)		(45.2)		(42.8)
Balance at end of the period		3,317.0		3,085.4		3,317.0		3,085.4
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(162.4)		(177.4)		(209.6)		(167.6)
Other comprehensive income (loss)		74.6		(7.4)		121.8		(17.2)
Balance at end of the period		(87.8)		(184.8)		(87.8)		(184.8)
Total Shareholders' Equity		$2,669.7		$2,343.4		$2,669.7		$2,343.4

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

On May 29, 2025 GATX entered into a definitive agreement to acquire approximately 105,000 railcars from Wells Fargo Bank, N.A. ("Wells Fargo") for $4.4 billion through a newly formed joint venture with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, “Brookfield”). Initially, GATX's ownership share in the joint venture will be 30%, with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of the joint venture equity over time. A portion of the purchase price will be financed by the joint venture in the form of debt financing. GATX will guarantee the joint venture’s debt financing obligations. In the second quarter of 2025, the newly formed joint venture entered into deal contingent interest rate swaps, with total notional value of $2.4 billion, in order to hedge the exposure on the debt financing expected upon closing of the transaction. The hedges are designated as cash flow hedges. GATX will also directly purchase approximately 223 locomotives from Wells Fargo, and Brookfield will directly acquire Wells Fargo’s rail finance lease portfolio. GATX will serve as manager of the railcars in the joint venture as well as the finance lease portfolio directly owned by Brookfield. The transaction is subject to customary closing conditions, including required regulatory approvals and clearances, and is expected to close in the first quarter of 2026 or sooner.

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

Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2025. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	June 30 2025	December 31 2024
Railcars and locomotives	$13,349.8	$12,702.9
Aircraft spare engines	1,030.4	1,030.4
Tank containers	278.6	241.4
Buildings, leasehold improvements, and other equipment	278.4	265.3
Other	116.0	90.6
	$15,053.2	$14,330.6
Less: allowance for depreciation	(4,125.8)	(3,880.9)
Net operating assets and facilities	$10,927.4	$10,449.7

Total depreciation expense was $111.9 million and $220.3 million for the three and six months ended June 30, 2025 and $103.0 million and $203.5 million for the three and six months ended June 30, 2024.

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

The following table shows the components of our lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating lease revenue:
Fixed lease revenue	$339.5	$311.1	$670.3	$616.2
Variable lease revenue	26.1	25.1	51.7	49.7
Total operating lease revenue	$365.6	$336.2	$722.0	$665.9
Finance lease revenue	3.2	3.4	6.4	7.0
Total lease revenue	$368.8	$339.6	$728.4	$672.9

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $33.9 million and $67.8 million for the three and six months ended June 30, 2025 and $28.1 million and $56.8 million for the three and six months ended June 30, 2024.

We recorded gains on finance leases of $6.5 million and $10.0 million for the three and six months ended June 30, 2025 and zero and $4.3 million for the three and six months ended June 30, 2024. The gains are reported in net gain on asset dispositions in the statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2025 and December 31, 2024.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had one instrument outstanding with an aggregate notional amount of $50.0 million as of June 30, 2025 that matures in 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2024 with maturities ranging from 2025 to 2027.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had eight instruments outstanding with a notional amount of $33.8 million as of June 30, 2025 that mature in 2025 and zero instruments outstanding as of December 31, 2024. Within the next 12 months, we expect to reclassify $1.0 million ($0.8 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $2.8 million as of June 30, 2025 and $4.0 million as of December 31, 2024. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value June 30, 2025	Fair Value December 31, 2024
Derivative Assets
Foreign exchange contracts (1)	Other assets	$1.0	$—
Total derivative assets		$1.0	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$2.2	$4.0
Foreign exchange contracts (1)	Other liabilities	0.6	—
Foreign exchange contracts (2)	Other liabilities	10.3	8.1
Total derivative liabilities		$13.1	$12.1
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2025 and December 31, 2024, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Recourse debt	$(49.5)	$(198.9)	$(2.2)	$(4.0)

The following tables show the impacts of our derivative instruments on our statements of comprehensive income (in millions):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$—	$—	$(0.4)	$(3.4)
Total	$—	$—	$(0.4)	$(3.4)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Interest expense	$0.3	$0.4	$0.6	$0.8
Other expense	0.8	—	0.8	(3.7)
Total	$1.1	$0.4	$1.4	$(2.9)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Total interest expense	$(96.2)	$(82.8)	$(191.1)	$(160.6)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(0.4)	(1.0)	(1.8)	(0.6)
Derivatives designated as hedging instruments	0.4	1.0	1.8	0.6
Loss on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.3)	(0.4)	(0.6)	(0.8)

	Amount of Gain (Loss) Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Total other expense	$(1.1)	$(10.8)	$(3.8)	$(10.0)
(Loss) gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings (1)	(0.8)	—	(0.8)	3.7
Gain (loss) on non-designated foreign exchange derivative contracts (2)	1.9	(0.3)	(1.4)	(1.2)
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$8,078.5	$7,793.0	$7,609.5	$7,243.9
Recourse floating rate debt	662.8	672.4	605.8	617.3
Total	$8,741.3	$8,465.4	$8,215.3	$7,861.2

NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended June 30, 2025 and 2024 (in millions):

	2025 Pension Benefits	2024 Pension Benefits	2025 Retiree Health and Life	2024 Retiree Health and Life
Service cost	$1.7	$1.6	$0.1	$0.1
Interest cost	4.3	4.2	0.1	0.1
Expected return on plan assets	(5.4)	(5.4)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss (gain)	0.2	0.3	—	(0.2)
Net periodic cost	$0.8	$0.7	$0.2	$—

The following table shows the components of net periodic cost for the six months ended June 30, 2025 and 2024 (in millions):

	2025 Pension Benefits	2024 Pension Benefits	2025 Retiree Health and Life	2024 Retiree Health and Life
Service cost	$3.1	$3.0	$0.1	$0.1
Interest cost	8.5	8.2	0.3	0.3
Expected return on plan assets	(10.9)	(10.8)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.1)
Unrecognized net actuarial loss (gain)	0.4	0.5	(0.2)	(0.3)
Net periodic cost	$1.1	$0.9	$0.2	$—
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The service cost component of net periodic cost was $1.8 million and $3.2 million for the three and six months ended June 30, 2025, and $1.7 million and $3.1 million for the three and six months ended June 30, 2024 and is recorded in selling, general and administrative expense.

The non-service components totaled income of $0.8 million and $1.9 million for the three and six months ended June 30, 2025 and $1.0 million and $2.2 million for the three and six months ended June 30, 2024, and are recorded in other expense in the statements of comprehensive income.

NOTE 8. Share-Based Compensation

During the six months ended June 30, 2025, we granted 198,300 non-qualified employee stock options, 25,680 restricted stock units, 32,680 performance shares, and 9,160 restricted stock units awarded to non-employee directors. For the three and six months ended June 30, 2025, total share-based compensation expense was $5.0 million and $11.1 million and the related tax benefits were $1.2 million and $2.7 million. For the three and six months ended June 30, 2024, total share-based compensation expense was $5.4 million and $10.8 million and the related tax benefits were $1.4 million and $2.6 million.

The estimated fair value of our 2025 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2025
Weighted-average estimated fair value	$49.30
Quarterly dividend rate	$0.61
Expected term of stock options, in years	4.1
Risk-free interest rate	4.3%
Dividend yield	1.5%
Expected stock price volatility	25.9%
Present value of dividends	$9.20

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the six months ended June 30:

	2025	2024
Effective income tax rate	25.0%	25.1%

The effective rate for the current year was comparable to the prior year. Both included incremental benefits associated with equity awards vested or exercised during the current year and a mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

As of June 30, 2025 and December 31, 2024, we had commercial commitments of $9.1 million and $8.7 million, respectively, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at June 30, 2025 and December 31, 2024. As of June 30, 2025, our outstanding commitments expire in 2025 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Basic earnings per share:
Net income	$75.5	$44.4	$154.1	$118.7
Less: Net income allocated to participating securities	(1.3)	(0.8)	(2.7)	(2.2)
Net income available to common shareholders	$74.2	$43.6	$151.4	$116.5
Weighted-average shares outstanding - basic	35.9	35.8	35.9	35.8
Basic earnings per share	$2.07	$1.22	$4.22	$3.25

Diluted earnings per share:
Net income	$75.5	$44.4	$154.1	$118.7
Less: Net income allocated to participating securities	(1.3)	(0.8)	(2.7)	(2.2)
Net income available to common shareholders	$74.2	$43.6	$151.4	$116.5
Weighted-average shares outstanding - basic	35.9	35.8	35.9	35.8
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.1	0.1
Weighted-average shares outstanding - diluted *	35.9	35.9	36.0	35.9
Diluted earnings per share	$2.06	$1.21	$4.21	$3.25
_________
(*)    Sum of individual components may not be additive due to rounding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2024	$(160.1)	$(8.9)	$(40.6)	$(209.6)
Change in component	46.7	0.4	(0.1)	47.0
Reclassification adjustments into earnings (1)	—	0.3	—	0.3
Income tax effect	—	(0.2)	0.1	(0.1)
Accumulated other comprehensive loss at March 31, 2025	$(113.4)	$(8.4)	$(40.6)	$(162.4)
Change in component	73.8	—	(0.1)	73.7
Reclassification adjustments into earnings (1)	—	1.1	0.2	1.3
Income tax effect	—	(0.3)	(0.1)	(0.4)
Accumulated other comprehensive loss at June 30, 2025	$(39.6)	$(7.6)	$(40.6)	$(87.8)
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

GATX was named in two new lawsuits filed on February 3, 2025, in The Court of Common Pleas, Franklin County, Ohio on behalf of approximately 750 plaintiffs of whom approximately 184 have opted out of the prior settlement agreements with Norfolk Southern or were not included and are now suing GATX and approximately 60 other defendants. The remaining plaintiffs who opted into the settlement with Norfolk Southern (approximately 550) are not suing GATX. The actions were consolidated on May 8, 2025. GATX filed motions to dismiss the lawsuits as to GATX on June 23, 2025.

GATX was named in one new lawsuit (Tsai) filed by the same plaintiffs in three different jurisdictions: Philadelphia (Pennsylvania state court), Cuyahoga (Ohio state court), and Lawrence (Pennsylvania state court). The allegations are similar to the allegations originally filed against GATX in the Ohio Personal Injury Litigation. Plaintiffs filed a Praecipe to Dismiss the action filed in Lawrence County in order to pursue the same action in Philadelphia. Plaintiffs also voluntarily dismissed the Cuyahoga County, Ohio action on April 29, 2025. GATX filed its Preliminary Objections to the Plaintiffs' complaint in Philadelphia County on June 25, 2025, and those objections remain pending.

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

Engine Leasing is almost entirely composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.3 million and $2.7 million for the three and six months ended June 30, 2025 and $0.9 million and $1.8 million for the three and six months ended June 30, 2024.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended June 30, 2025
Revenues
Lease revenue	$262.8	$89.6	$8.1	$8.3	$368.8
Non-dedicated engine revenue	—	—	20.5	—	20.5
Other revenue	32.9	6.2	—	2.1	41.2
Total Revenues	295.7	95.8	28.6	10.4	430.5
Expenses
Maintenance expense	84.3	18.9	—	1.3	104.5
Depreciation expense	71.7	21.7	9.5	4.0	106.9
Operating lease expense	7.1	—	—	—	7.1
Other operating expense	7.8	4.9	2.9	0.9	16.5
Total Expenses	170.9	45.5	12.4	6.2	235.0
Other Income (Expense)
Net gain on asset dispositions	39.1	1.4	—	—	40.5
Interest expense, net	(64.4)	(20.0)	(11.6)	(0.2)	(96.2)
Other (expense) income	(2.8)	0.5	0.1	1.1	(1.1)
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	22.6	—	22.5
Segment profit	$96.6	$32.2	$27.3	$5.1	$161.2
Less:
Selling, general and administrative expense					58.2
Income taxes (includes $6.5 related to affiliates' earnings)					27.5
Net income					$75.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$34.1	$—	$—	$—	$34.1
Residual sharing income	0.2	—	—	—	0.2
Non-remarketing net gains (1)	4.8	1.4	—	—	6.2
	$39.1	$1.4	$—	$—	$40.5

Capital Expenditures
Portfolio investments and capital additions	$132.2	$81.1	$—	$5.7	$219.0

Selected Balance Sheet Data at June 30, 2025
Investments in affiliated companies	$0.1	$—	$706.3	$—	$706.4
Identifiable assets	$7,900.7	$2,545.1	$1,658.3	$1,096.1	$13,200.2
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
_________
(1)    Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Six Months Ended June 30, 2025
Revenues
Lease revenue	$522.8	$173.2	$16.2	$16.2	$728.4
Non-dedicated engine revenue	—	—	42.0	—	42.0
Other revenue	66.2	11.1	—	4.4	81.7
Total Revenues	589.0	184.3	58.2	20.6	852.1
Expenses
Maintenance expense	168.0	37.4	—	2.6	208.0
Depreciation expense	142.1	41.8	18.9	7.7	210.5
Operating lease expense	14.7	—	—	—	14.7
Other operating expense	15.3	9.5	5.7	2.0	32.5
Total Expenses	340.1	88.7	24.6	12.3	465.7
Other Income (Expense)
Net gain on asset dispositions	71.2	2.7	—	—	73.9
Interest (expense) income, net	(129.1)	(39.1)	(23.8)	0.9	(191.1)
Other (expense) income	(5.5)	(1.3)	0.1	2.9	(3.8)
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	56.0	—	55.9
Segment profit	$185.4	$57.9	$65.9	$12.1	$321.3
Less:
Selling, general and administrative expense					114.8
Income taxes (includes $14.8 related to affiliates' earnings)					52.4
Net income					$154.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$64.6	$0.6	$—	$—	$65.2
Residual sharing income	0.3	—	—	—	0.3
Non-remarketing net gains (1)	9.9	2.1	—	—	12.0
Asset impairments	(3.6)	—	—	—	(3.6)
	$71.2	$2.7	$—	$—	$73.9

Capital Expenditures
Portfolio investments and capital additions	$359.9	$143.8	$—	$11.6	$515.3
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

Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2025. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024.

On May 29, 2025 GATX entered into a definitive agreement to acquire approximately 105,000 railcars from Wells Fargo Bank, N.A. ("Wells Fargo") for $4.4 billion through a newly formed joint venture with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, “Brookfield”). Initially, GATX's ownership share in the joint venture will be 30%, with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of the joint venture equity over time. A portion of the purchase price will be financed by the joint venture in the form of debt financing. GATX will also directly purchase approximately 223 locomotives from Wells Fargo, and Brookfield will directly acquire Wells Fargo’s rail finance lease portfolio. GATX will serve as manager of the railcars in the joint venture as well as the finance lease portfolio directly owned by Brookfield. The transaction is subject to customary closing conditions, including required regulatory approvals and clearances, and is expected to close in the first quarter of 2026 or sooner.

Economic Conditions

GATX, and markets more broadly, are facing uncertainty around tariffs and economic conditions. These conditions did not have a significant impact on our business and financial results during the first six months of 2025. However, a sustained slowdown in economic growth as a result of tariffs or global tensions could have a more significant impact on GATX’s financial results in the future. If this were to occur, GATX could be impacted directly and indirectly across all segments. Such conditions could lead to specific costs and inflationary pressures that directly impact GATX, including the impact of rising costs of new railcars and other transportation assets, increased maintenance expense, and general increases in other administrative expenses. GATX could also be indirectly impacted by factors such as softening demand for our products and services if customers within the markets or commodities we serve are impacted by tariffs or economic conditions. Management continues to monitor the macroeconomic environment to identify potential risks and to manage our business accordingly. However, we believe we are in a strong position to manage these risks. Our diverse fleet, broad global customer base, and long-term nature of our lease contracts provide substantial operating flexibility. In addition, our strong balance sheet position, credit ratings, and access to capital provide us adequate cash flow availability as needed.

DISCUSSION OF OPERATING RESULTS

Net income for the six months ended June 30, 2025 was $154.1 million, or $4.21 per diluted share, compared to $118.7 million, or $3.25 per diluted share, for the same period in 2024. Results for the six months ended June 30, 2024 included a net negative impact of $7.4 million ($0.20 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $28.0 million compared to the prior year, largely due to higher revenue and higher net gain on asset dispositions at Rail North America, higher revenue at Rail International, higher non-dedicated engine revenue at Engine Leasing, and higher earnings at the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), partially offset by higher maintenance expense at Rail North America, higher depreciation expense at Rail North America and Rail International, and higher interest expense.

Net income for the three months ended June 30, 2025 was $75.5 million, or $2.06 per diluted share, compared to $44.4 million, or $1.21 per diluted share, for the same period in 2024. Results for the three months ended June 30, 2024 included a net negative impact of $8.0 million ($0.22 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $23.1 million compared to the prior year, largely due to higher revenue and higher net gain on asset dispositions at Rail North America, higher revenue at Rail International, higher non-dedicated engine revenue at Engine Leasing, and higher earnings at the RRPF affiliates, partially offset by higher maintenance expense at Rail North America, higher depreciation expense at Rail North America and Rail International, and higher interest expense.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Segment Revenues
Rail North America	$295.7	$270.4	$589.0	$535.4
Rail International	95.8	85.2	184.3	168.9
Engine Leasing	28.6	21.8	58.2	43.1
Other	10.4	9.3	20.6	19.2
	$430.5	$386.7	$852.1	$766.6
Segment Profit
Rail North America	$96.6	$78.8	$185.4	$169.1
Rail International	32.2	26.5	57.9	55.3
Engine Leasing	27.3	18.4	65.9	44.1
Other	5.1	(6.2)	12.1	2.0
	161.2	117.5	321.3	270.5
Less:
Selling, general and administrative expense	58.2	58.6	114.8	114.5
Income taxes (includes $6.5 and $4.1 QTR and $14.8 and $8.3 YTD related to affiliates' earnings)	27.5	14.5	52.4	37.3
Net Income (GAAP)	$75.5	$44.4	$154.1	$118.7

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$75.5	$52.4	$154.1	$126.1
Diluted earnings per share (GAAP)	$2.06	$1.21	$4.21	$3.25
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.06	$1.43	$4.21	$3.45

Investment Volume	$219.0	$442.0	$515.3	$820.6

The following table shows our return on equity for the trailing 12 months ended June 30:

	2025	2024
Return on Equity (GAAP)	12.8%	10.5%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	12.6%	10.7%
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

RAIL NORTH AMERICA

Segment Summary

Demand for railcars was stable, and the renewal success rate remained strong. Rail North America continued to focus on improving renewal lease rates and lengthening lease term, as well as optimization of its fleet by selectively selling railcars in the secondary market. Utilization was 99.2% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues
Lease revenue	$262.8	$242.1	$522.8	$478.6
Other revenue	32.9	28.3	66.2	56.8
Total Revenues	295.7	270.4	589.0	535.4

Expenses
Maintenance expense	84.3	77.4	168.0	150.3
Depreciation expense	71.7	66.8	142.1	131.9
Operating lease expense	7.1	9.0	14.7	18.0
Other operating expense	7.8	6.4	15.3	13.1
Total Expenses	170.9	159.6	340.1	313.3

Other Income (Expense)
Net gain on asset dispositions	39.1	24.9	71.2	59.1
Interest expense, net	(64.4)	(56.4)	(129.1)	(109.7)
Other expense	(2.8)	(0.3)	(5.5)	(2.4)
Share of affiliates' pre-tax losses	(0.1)	(0.2)	(0.1)	—
Segment Profit	$96.6	$78.8	$185.4	$169.1

Investment Volume	$132.2	$308.1	$359.9	$629.8

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Railcars	$238.9	$218.2	$474.9	$431.9
Boxcars	14.8	17.1	29.9	33.3
Locomotives	9.1	6.8	18.0	13.4
Total	$262.8	$242.1	$522.8	$478.6

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Beginning balance	101,687	102,086	102,697	102,966	103,310
Railcars added	1,337	1,474	1,126	1,464	595
Railcars scrapped	(389)	(360)	(309)	(316)	(614)
Railcars sold	(549)	(503)	(548)	(804)	(974)
Ending balance	102,086	102,697	102,966	103,310	102,317
Utilization rate at quarter end (1)	99.3%	99.3%	99.1%	99.2%	99.2%
Renewal success rate (2)	84.1%	82.0%	89.1%	85.1%	84.2%
Active railcars at quarter end (3)	101,401	101,939	102,003	102,529	101,494
Average active railcars (4)	101,181	101,629	102,150	102,367	102,073
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

As of June 30, 2025, leases for approximately 11,800 tank and freight cars and approximately 700 boxcars are scheduled to expire over the remainder of 2025. These amounts exclude railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At June 30, 2025, 6,595 railcars have been ordered pursuant to the terms of the agreement, of which 4,687 railcars have been delivered.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q24
3Q24
4Q24
1Q25
2Q25
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

During the second quarter of 2025, the renewal rate change of the LPI was positive 24.2%, compared to positive 24.5% in the prior quarter, and positive 29.4% in the second quarter of 2024. Lease terms on renewals for railcars in the LPI averaged 60 months in the current quarter, compared to 61 months in the prior quarter, and 61 months in the second quarter of 2024.

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Beginning balance	9,670	8,990	8,779	8,395	7,990
Boxcars added	—	—	—	—	27
Boxcars scrapped	(555)	(211)	(349)	(405)	(396)
Boxcars sold	(125)	—	(35)	—	—
Ending balance	8,990	8,779	8,395	7,990	7,621
Utilization rate at quarter end (1)	99.8%	99.8%	99.8%	99.8%	98.7%
Active boxcars at quarter end (2)	8,971	8,760	8,376	7,971	7,521
Average active boxcars (3)	9,304	8,848	8,552	8,163	7,773
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

Comparison of Reported Results for the First Six Months of 2025 to the First Six Months of 2024

Segment Profit

In the six months ended June 30, 2025, segment profit of $185.4 million increased 9.6% compared to $169.1 million for the same period in the prior year. The increase was driven by higher revenue and higher net gain on asset dispositions, partially offset by higher interest and maintenance expense and an impairment recorded on certain older flammable liquids railcars.

Revenues

In the six months ended June 30, 2025, lease revenue increased $44.2 million, or 9.2%, driven by more railcars on lease and higher lease rates. Other revenue increased $9.4 million primarily due to higher repair revenue, partially offset by lower lease termination fees.

Expenses

In the six months ended June 30, 2025, maintenance expense increased $17.7 million, driven by more repair events, including more repairs performed by the railroads, and higher costs of repairs. Depreciation expense increased $10.2 million, due to the timing of new railcar investments and dispositions.

Other Income (Expense)

In the six months ended June 30, 2025, net gain on asset dispositions increased $12.1 million, driven by higher net gains on asset dispositions and railcars converted to finance leases, as well as higher net scrapping gains, partially offset by an impairment related to older flammable liquids railcars. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $19.4 million, due to a higher average debt balance and higher average interest rate.

Investment Volume

During the six months ended June 30, 2025, investment volume was $359.9 million compared to $629.8 million in the same period in 2024. We acquired 1,269 newly built railcars and purchased 707 railcars in the secondary market in the six months ended June 30, 2025, compared to 2,200 newly built railcars and 1,247 railcars in the secondary market in the same period in 2024.

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

Comparison of Reported Results for the Second Quarter of 2025 to the Second Quarter of 2024

Segment Profit

In the three months ended June 30, 2025, segment profit of $96.6 million increased 22.6% compared to $78.8 million for the same period in the prior year. The increase was driven by higher revenue and higher net gains on asset dispositions, partially offset by higher interest and maintenance expense.

Revenues

In the three months ended June 30, 2025, lease revenue increased $20.7 million, or 8.6%, driven by more railcars on lease and higher lease rates. Other revenue increased $4.6 million, primarily due to higher repair revenue.

Expenses

In the three months ended June 30, 2025, maintenance expense increased $6.9 million, driven by more repair events, including more repairs performed by the railroads, and higher costs of repairs, partially offset by fewer regulatory compliance events. Depreciation expense increased $4.9 million, due to the timing of new railcar investments and dispositions.

Other Income (Expense)

In the three months ended June 30, 2025, net gain on asset dispositions increased $14.2 million, driven by higher net gains on asset dispositions and railcars converted to finance leases. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $8.0 million, due to a higher average debt balance and higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), experienced a challenging railcar leasing market. Slower economic growth, particularly in Germany, and global macroeconomic uncertainties have led customers in various sectors to take a more cautious approach with regard to railcar fleet planning. Despite pressure on utilization, GRE experienced renewal lease rate increases for most railcar types in the period. Utilization was 93.3% at the end of the current quarter.

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

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues
Lease revenue	$89.6	$82.0	$173.2	$162.6
Other revenue	6.2	3.2	11.1	6.3
Total Revenues	95.8	85.2	184.3	168.9

Expenses
Maintenance expense	18.9	18.2	37.4	35.7
Depreciation expense	21.7	19.4	41.8	38.3
Other operating expense	4.9	3.6	9.5	7.1
Total Expenses	45.5	41.2	88.7	81.1

Other Income (Expense)
Net gain on asset dispositions	1.4	0.7	2.7	2.0
Interest expense, net	(20.0)	(17.5)	(39.1)	(34.2)
Other income (expense)	0.5	(0.7)	(1.3)	(0.3)
Segment Profit	$32.2	$26.5	$57.9	$55.3

Investment Volume	$81.1	$59.6	$143.8	$109.5

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Beginning balance	29,371	29,649	29,953	30,027	30,223
Railcars added	388	410	196	446	579
Railcars scrapped or sold	(110)	(106)	(122)	(250)	(310)
Ending balance	29,649	29,953	30,027	30,223	30,492
Utilization rate at quarter end (1)	95.8%	95.9%	96.1%	95.1%	93.3%
Active railcars at quarter end (2)	28,417	28,737	28,849	28,749	28,460
Average active railcars (3)	28,198	28,626	28,812	28,823	28,572
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

As of June 30, 2025, leases for approximately 6,300 railcars are scheduled to expire over the remainder of 2025. This amount excludes railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

GRE Fleet
32,500
30,000
27,500
25,000
22,500
20,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q24
3Q24
4Q24
1Q25
2Q25
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Beginning balance	9,501	9,904	10,361	10,583	10,895
Railcars added	408	457	222	312	217
Railcars scrapped or sold	(5)	—	—	—	—
Ending balance	9,904	10,361	10,583	10,895	11,112
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	99.6%	99.6%
Active railcars at quarter end (2)	9,904	10,361	10,583	10,849	11,066
Average active railcars (3)	9,711	10,165	10,460	10,711	10,945
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

Rail India Fleet
12,000
10,000
8,000
6,000
4,000
2,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q24
3Q24
4Q24
1Q25
2Q25
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Six Months of 2025 to the First Six Months of 2024

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the six months ended June 30, 2025, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $1.8 million and positively impacted segment profit, excluding other income (expense), by approximately $0.6 million compared to the same period in 2024.

Segment Profit

In the six months ended June 30, 2025, segment profit of $57.9 million increased 4.7% compared to $55.3 million for the same period in the prior year. The increase was primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher interest and maintenance expense.

Revenues

In the six months ended June 30, 2025, lease revenue increased $10.6 million, or 6.5%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates.

Expenses

In the six months ended June 30, 2025, maintenance expense increased $1.7 million, primarily due to more repair events and higher costs of repairs, partially offset by lower wheelset costs. Depreciation expense increased $3.5 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the six months ended June 30, 2025, net interest expense increased $4.9 million, due to a higher average interest rate and a higher average debt balance. Other income (expense) was unfavorable by $1.0 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During the six months ended June 30, 2025, investment volume was $143.8 million compared to $109.5 million in the same period in 2024. In the six months ended June 30, 2025, GRE acquired 1,025 newly built railcars compared to 710 newly built railcars for the same period in 2024, and Rail India acquired 529 newly built railcars compared to 1,104 newly built railcars for the same period in 2024.

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

Comparison of Reported Results for the Second Quarter of 2025 to the Second Quarter of 2024

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended June 30, 2025, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $3.9 million and positively impacted segment profit, excluding other income (expense), by approximately $2.0 million compared to the same period in 2024.

Segment Profit

In the three months ended June 30, 2025, segment profit of $32.2 million increased 21.5% compared to $26.5 million for the same period in the prior year. The increase was primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher interest expense.

Revenues

In the three months ended June 30, 2025, lease revenue increased $7.6 million, or 9.3%, driven by more railcars on lease at Rail India and higher lease rates at GRE and Rail India, as well as the impact of foreign exchange rates.

Expenses

In the three months ended June 30, 2025, maintenance expense increased $0.7 million, primarily due to more repair events and higher costs of repairs. Depreciation expense increased $2.3 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the three months ended June 30, 2025, net interest expense increased $2.5 million, due to a higher average debt balance and a higher average interest rate. Other income (expense) was favorable by $1.2 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

ENGINE LEASING

Segment Summary

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $56.0 million and $22.6 million for the six months and three months ended June 30, 2025, compared to $40.6 million and $16.9 million for the same periods in 2024. The operating environment for the RRPF affiliates continued to be favorable as demand for aircraft spare engines remained strong.

Engine Leasing also includes GATX Engine Leasing ("GEL"), our wholly owned entity that invests directly in aircraft spare engines. As of June 30, 2025, GEL owned 39 aircraft spare engines, with 14 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $2.7 million and $1.3 million for the six months and three months ended June 30, 2025 and $1.8 million and $0.9 million for the same periods in 2024.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues
Lease revenue	$8.1	$8.1	$16.2	$16.2
Non-dedicated engine revenue	20.5	13.7	42.0	26.9
Total Revenues	28.6	21.8	58.2	43.1

Expenses
Depreciation expense	9.5	8.6	18.9	17.0
Other operating expense	2.9	1.9	5.7	4.4
Total Expenses	12.4	10.5	24.6	21.4

Other Income (Expense)
Net gain on asset dispositions	—	—	—	0.6
Interest expense, net	(11.6)	(9.7)	(23.8)	(19.0)
Other income (expense)	0.1	(0.1)	0.1	0.2
Share of affiliates' pre-tax earnings	22.6	16.9	56.0	40.6
Segment Profit	$27.3	$18.4	$65.9	$44.1

Investment Volume	$—	$71.3	$—	$71.3

The following table shows the net book values of Engine Leasing's assets (in millions):

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Investment in RRPF Affiliates	$660.6	$690.0	$663.1	$688.7	$706.3
GEL owned aircraft spare engines	768.4	853.0	937.0	927.5	918.1
Other owned assets	13.0	33.7	53.3	36.9	33.9
Total assets	$1,442.0	$1,576.7	$1,653.4	$1,653.1	$1,658.3

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Beginning balance	405	408	415	427	436
Engine acquisitions	6	8	25	28	20
Engine dispositions	(3)	(1)	(13)	(19)	(14)
Ending balance	408	415	427	436	442
Utilization rate at quarter end (1)	97.3%	97.1%	97.4%	97.9%	98.4%
Average leased engines (2)	395	399	411	415	430
Net book value of engines (in millions)	$4,170.0	$4,256.1	$4,716.0	$5,186.7	$5,446.5
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
500
400
300
200
100
0
Utilization
100.0%
95.0%
90.0%
85.0%
80.0%
2Q24
3Q24
4Q24
1Q25
2Q25
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Beginning balance	29	32	36	39	39
Engines added	3	4	3	—	—
Ending balance	32	36	39	39	39

Comparison of Reported Results for the First Six Months of 2025 to the First Six Months of 2024

Segment Profit

In the six months ended June 30, 2025, segment profit was $65.9 million, compared to segment profit of $44.1 million for the same period in the prior year. Segment profit included $0.6 million of gains in 2024 associated with the Specialized Gas Vessels. Excluding the impact of this item, results for Engine Leasing were $22.4 million higher than 2024. The increase was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the six months ended June 30, 2025, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $15.1 million, due to aircraft spare engines acquired in 2024 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the six months ended June 30, 2025, depreciation expense increased $1.9 million, due to aircraft spare engines acquired in 2024.

Other Income (Expense)

In the six months ended June 30, 2025, income from our share of affiliates' earnings increased $15.4 million, driven by higher income from operations and higher remarketing income. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

Investment Volume

In the six months ended June 30, 2025, investment volume was zero, compared to $71.3 million in the same period in 2024. In the six months ended June 30, 2024, GEL acquired three aircraft spare engines.

Comparison of Reported Results for the Second Quarter of 2025 to the Second Quarter of 2024

Segment Profit

In the three months ended June 30, 2025, segment profit of $27.3 million increased $8.9 million compared to segment profit of $18.4 million for the same period in the prior year. The increase was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the three months ended June 30, 2025, lease revenue was comparable to the same period in the prior year. Non-dedicated engine revenue increased $6.8 million, due to aircraft spare engines acquired in 2024 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the three months ended June 30, 2025, depreciation expense increased $0.9 million, due to aircraft spare engines acquired in 2024.

Other Income (Expense)

In the three months ended June 30, 2025, income from our share of affiliates' earnings increased $5.7 million, driven by higher income from operations and higher remarketing income. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

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

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Trifleet revenue	$10.4	$9.3	$20.6	$19.2

Trifleet segment profit	$1.5	$0.5	$3.6	$3.2
Unallocated interest income	2.0	2.9	5.3	6.4
Other income (expense), including eliminations	1.6	(9.6)	3.2	(7.6)
Segment Profit (Loss)	$5.1	$(6.2)	$12.1	$2.0

Selling, general and administrative expense	$58.2	$58.6	$114.8	$114.5

Investment Volume	$5.7	$3.0	$11.6	$10.0

Trifleet Summary

The tank container leasing market remained challenging in the second quarter of 2025. Utilization was 84.7% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the quarter ended:

	June 30 2024	September 30 2024	December 31 2024	March 31 2025	June 30 2025
Ending balance	24,663	24,755	25,041	25,202	25,323
Utilization rate at quarter-end (1)	86.0%	85.6%	84.7%	84.9%	84.7%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $0.3 million for the six months ended June 30, 2025 compared to the same period in the prior year. SG&A decreased $0.4 million for the three months ended June 30, 2025 compared to the same period in the prior year. Both variances were driven by higher employee-related expenses offset by lower information technology expense.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income (expense), including eliminations was favorable by $10.8 million for the six months ended June 30, 2025 compared to the same period in the prior year. Other income (expense), including eliminations was favorable by $11.2 million for the three months ended June 30, 2025 compared to the same period in the prior year. Both variances were driven by the absence of environmental reserves recorded in the prior year, as noted above.

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

As of June 30, 2025, we had an unrestricted cash balance of $754.6 million. We also have a $632 million, 5-year unsecured revolving credit facility in the United States that matures in 2030 and a $368 million, 3-year unsecured revolving credit facility in the United States that matures in 2028, both of which were fully available as of June 30, 2025. In addition, we have a €210 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, of which €130 million was available as of June 30, 2025.

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30 (in millions):

	2025	2024
Net cash provided by operating activities	$285.5	$235.9
Net cash used in investing activities	(365.0)	(699.0)
Net cash provided by financing activities	425.6	839.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.3	(3.2)
Net increase in cash, cash equivalents, and restricted cash during the period	$353.4	$373.0

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 increased $49.6 million compared to the same period in 2024. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue, lower payments for operating leases, and lower payments for taxes, were partially offset by higher payments for interest, maintenance, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the six months ended June 30 (in millions):

	2025	2024
Portfolio investments and capital additions (1)	$(515.3)	$(820.6)
Portfolio proceeds (2)	146.5	105.3
Purchases of assets previously leased (3)	(15.0)	—
Proceeds from sales of other assets (4)	17.4	15.9
Other investing activity	1.4	0.4
Net cash used in investing activities	$(365.0)	$(699.0)
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

The decrease in portfolio investments and capital additions of $305.3 million for the six months ended June 30, 2025 was primarily due to fewer railcars and locomotives acquired at Rail North America and Rail India, fewer aircraft spare engines acquired at GEL and fewer tank containers acquired at Trifleet, partially offset by more railcars acquired at GRE. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased by $41.2 million for the six months ended June 30, 2025, primarily due to more railcars and locomotives sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the six months ended June 30 (in millions):

	2025	2024
Net proceeds from issuance of debt with original maturities longer than 90 days	$879.8	$1,285.0
Repayments of debt with original maturities longer than 90 days	(406.6)	(413.5)
Net decrease in debt with original maturities of 90 days or less	(0.2)	—
Dividends	(45.7)	(43.0)
Stock repurchases (1)	(17.1)	(8.9)
Other	15.4	19.7
Net cash provided by financing activities	$425.6	$839.3
_________
(1)    In the six months ended June 30, 2025, we repurchased 115,937 shares of common stock for $17.1 million. In the six months ended June 30, 2024, we repurchased 70,044 shares of common stock for $8.9 million.

The following table shows the activity on our long-term debt principal in the six months ended June 30, 2025 (in millions):

	December 31 2024	Issuances	Payments	Impact of Foreign Exchange Rates	June 30 2025
U.S. debt	$7,100.0	$800.0	$(300.0)	$—	$7,600.0
Europe debt (1)	1,026.1	—	(106.6)	130.7	1,050.2
India debt (2)	144.8	—	—	(0.2)	144.6
Total debt principal	$8,270.9	$800.0	$(406.6)	$130.5	$8,794.8
__________
(1)    Denominated in euros, but presented in U.S. dollars in this table.
(2)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued in the U.S. during the six months ended June 30, 2025:

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2025 (in millions):

	Material Cash Obligations by Period
	Total	2025 (1)	2026	2027	2028	2029	Thereafter
Recourse debt	$8,794.8	$260.5	$621.7	$856.8	$738.1	$685.0	$5,632.7
Interest on recourse debt (2)	3,970.0	205.8	380.9	348.3	318.2	280.2	2,436.6
Borrowings under bank credit facilities	106.1	106.1	—	—	—	—	—
Operating lease obligations	189.2	17.8	36.5	33.7	26.5	19.0	55.7
Purchase commitments (3)	1,902.3	428.1	513.7	437.3	396.8	126.4	—
Total	$14,962.4	$1,018.3	$1,552.8	$1,676.1	$1,479.6	$1,110.6	$8,125.0
_________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2025.
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

In the second quarter, we increased our existing $600 million, 5-year unsecured revolving credit facility in the United States to $632 million and extended the maturity on this facility by one year from May 2029 to May 2030. This facility contains one additional one-year extension option. As of June 30, 2025, the full $632 million was available under this facility. Additionally, in the second quarter, we increased our existing $350 million, 3-year unsecured revolving credit facility in the United States to $368 million and extended the maturity on this facility by one year from May 2027 to May 2028. This facility contains one additional one-year extension option. As of June 30, 2025, the full $368 million was available under this facility.

In Europe, we have a €210 million, 3-year unsecured revolving credit facility, expiring in December 2027. As of June 30, 2025, €130 million was available under this credit facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €35.0 million. As of June 30, 2025, €25.0 million was available under these credit facilities, as €10.0 million ($11.8 million) was drawn. The weighted average interest rate of these outstanding borrowings during the six months ended June 30, 2025 was 3.5%.

Delayed Draw Term Loans

As of June 30, 2025, we had INR 2.0 billion ($23.3 million) available under an outstanding delayed draw term loan in India.

Restrictive Covenants

Our $632 million and $368 million revolving credit facilities in the United States, and our €210 million revolving credit facility in Europe, contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Some of our bank term loans and other loan agreements have the same financial covenants as these facilities.

The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

At June 30, 2025, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €770.0 million, and Trifleet had an outstanding term loan of €121.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above. In addition, Rail India had outstanding term loans of INR 12.4 billion ($144.6 million) that are subject to certain restrictive covenants.

At June 30, 2025, we were in compliance with all covenants and conditions of all of our credit agreements, indentures, and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of June 30, 2025:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(754.6)	$(757.2)	$(401.6)	$(503.7)	$(823.6)
Borrowings under bank credit facilities	106.1	101.5	10.4	11.1	10.7
Recourse debt	8,741.3	8,653.1	8,215.3	8,293.5	8,235.7
Operating lease obligations	168.4	174.4	180.0	187.5	209.3
Total debt and lease obligations, net of unrestricted cash	$8,261.2	$8,171.8	$8,004.1	$7,988.4	$7,632.1

Total recourse debt (1)	$8,261.2	$8,171.8	$8,004.1	$7,988.4	$7,632.1
Shareholders' Equity	$2,669.7	$2,549.4	$2,438.9	$2,436.7	$2,343.4
Recourse Leverage (2)	3.1	3.2	3.3	3.3	3.3
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

During the six months ended June 30, 2025, we repurchased 115,937 shares of common stock for $17.1 million, excluding commissions. We repurchased 70,044 shares of common stock for $8.9 million during the same period in 2024. As of June 30, 2025, $48.1 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2025. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net income (GAAP)	$75.5	$44.4	$154.1	$118.7
Adjustments attributable to consolidated pre-tax income:
Environmental reserves (1)	$—	$10.7	$—	$10.7
Net gain on Specialized Gas Vessels at Engine Leasing (2)	—	—	—	(0.6)
Total adjustments attributable to consolidated pre-tax income	$—	$10.7	$—	$10.1
Income taxes thereon, based on applicable effective tax rate	$—	$(2.7)	$—	$(2.7)
Net income, excluding tax adjustments and other items (non-GAAP)	$75.5	$52.4	$154.1	$126.1

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Diluted earnings per share (GAAP)	$2.06	$1.21	$4.21	$3.25
Adjustments attributable to consolidated income, net of taxes:
Environmental reserves (1)	—	0.22	—	0.22
Net gain on Specialized Gas Vessels at Engine Leasing (2)	—	—	—	(0.02)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$2.06	$1.43	$4.21	$3.45

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2025	2024
Net income (GAAP)	$319.6	$237.2
Adjustments attributable to consolidated pre-tax income:
Environmental reserves (1)	$—	$10.7
Net loss on Specialized Gas Vessels at Engine Leasing (2)	—	2.0
Litigation claims settlements (3)	3.3	—
Total adjustments attributable to consolidated pre-tax income	$3.3	$12.7
Income taxes thereon, based on applicable effective tax rate	$(0.8)	$(2.7)
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (4)	$(6.0)	$(3.0)
Net operating loss valuation allowance adjustment (5)	—	(2.3)
Total other income tax adjustments attributable to consolidated income	$(6.0)	$(5.3)
Net income, excluding tax adjustments and other items (non-GAAP)	$316.1	$241.9
_________
(1)    Reserves recorded in 2024 for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses.
(2)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(3)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(4)    Deferred income tax adjustment attributable to state tax rate reductions in 2024 and 2023.
(5)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.

	2025	2024
Return on Equity (GAAP)	12.8%	10.5%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	12.6%	10.7%

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2025, we repurchased 103,891 shares of common stock for $15.2 million under the share repurchase program compared to 33,300 share repurchases for $4.3 million completed during the second quarter of 2024. As of June 30, 2025, $48.1 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the second quarter of 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1, 2025 - April 30, 2025	100,125	$145.83	100,125	$48.6
May 1, 2025 - May 31, 2025	2,556	$145.45	2,556	$48.2
June 1, 2025 - June 30, 2025	1,210	$155.96	1,210	$48.1
Total	103,891	$145.93	103,891

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended June 30, 2025.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

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

10.1*
Purchase Agreement dated as of May 29, 2025, by and among GATX Corporation, Wells Fargo Bank, N.A., Everen Capital Corporation, BFLX Leasing Holdings LLC, GATX Rail Locomotive Group, LLC, and GABX Leasing LLC, is incorporated herein by reference to Exhibit 10.1 of GATX's Form 8-K dated May 30, 2025, file number 1-2328.

10.2*
Investors Agreement, dated as of May 29, 2025, by and among GATX Corporation, GABX Leasing LLC, GABX Leasing Holding LLC, Brookfield Infrastructure Fund V-A, L.P., Brookfield Infrastructure Fund V-B, L.P., Brookfield Infrastructure Fund V-C, L.P. and Brookfield Infrastructure Fund V (ER) SCSP L.P., is incorporated herein by reference to Exhibit 10.2 of GATX’s Form 8-K dated May 30, 2025, file number 1-2328.

10.3*	Form of Amended and Restated Limited Liability Company Agreement of GABX Leasing LLC, is incorporated herein by reference to Exhibit 10.3 of GATX’s Form 8-K dated May 30, 2025, file number 1-2328.
10.4
Commitment Increase Supplement, dated as of June 30, 2025, by and among GATX Corporation, M&T Bank as Increasing Lender, the additional parties thereto and Citibank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated July 1, 2025, file number 1-2328.

_______
(*) Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K.

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

Date: July 29, 2025