Form 10-Q
period 2025-09-30
GATX CORP
filed 2025-10-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)

233 South Wacker Drive
Chicago, Illinois 60606-7147
(Address of principal executive offices, including zip code)
(312) 621-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GATX	New York Stock Exchange
	GATX	NYSE Texas, Inc

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

There were 35.7 million common shares outstanding at September 30, 2025.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30	December 31
	2025	2024
Assets
Cash and Cash Equivalents	$696.1	$401.6
Restricted Cash	0.3	0.2
Receivables
Rent and other receivables	103.9	86.5
Finance leases (as lessor)	117.4	118.3
Less: allowance for losses	(5.9)	(5.7)
	215.4	199.1

Operating Assets and Facilities	15,264.4	14,330.6
Less: allowance for depreciation	(4,184.7)	(3,880.9)
	11,079.7	10,449.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	143.8	165.4

Investments in Affiliated Companies	746.1	663.3
Goodwill	126.1	114.1
Other Assets	298.3	303.1
Total Assets	$13,305.8	$12,296.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$239.6	$217.1
Debt
Borrowings under bank credit facilities	117.3	10.4
Recourse debt	8,751.3	8,215.3
	8,868.6	8,225.7
Lease Obligations (as lessee)
Operating leases	160.7	180.0

Deferred Income Taxes	1,192.4	1,127.3
Other Liabilities	125.6	107.5
Total Liabilities	10,586.9	9,857.6
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,304,151 and 69,075,329 Outstanding shares — 35,678,804 and 35,575,691	42.8	42.7
Additional paid in capital	870.9	847.1
Retained earnings	3,376.7	3,208.1
Accumulated other comprehensive loss	(103.5)	(209.6)
Treasury stock at cost (33,625,347 and 33,499,638 shares)	(1,468.0)	(1,449.4)
Total Shareholders’ Equity	2,718.9	2,438.9
Total Liabilities and Shareholders’ Equity	$13,305.8	$12,296.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues
Lease revenue	$377.1	$351.7	$1,105.5	$1,024.6
Non-dedicated engine revenue	22.5	18.1	64.5	45.0
Other revenue	39.7	35.6	121.4	102.4
Total Revenues	439.3	405.4	1,291.4	1,172.0
Expenses
Maintenance expense	112.5	95.9	320.5	283.9
Depreciation expense	109.5	103.4	320.0	297.9
Operating lease expense	7.1	8.0	21.8	26.0
Other operating expense	16.8	14.1	49.3	41.5
Selling, general and administrative expense	66.2	57.2	181.0	171.7
Total Expenses	312.1	278.6	892.6	821.0
Other Income (Expense)
Net gain on asset dispositions	23.1	48.5	97.0	110.3
Interest expense, net	(98.2)	(88.9)	(289.3)	(249.5)
Other income (expense)	6.5	(0.9)	2.7	(10.9)
Income before Income Taxes and Share of Affiliates’ Earnings	58.6	85.5	209.2	200.9
Income taxes	(16.4)	(22.9)	(54.0)	(51.9)
Share of affiliates' earnings, net of taxes	40.0	26.4	81.1	58.7
Net Income	$82.2	$89.0	$236.3	$207.7
Other Comprehensive Loss (Income), Net of Taxes
Foreign currency translation adjustments	$(15.4)	$33.8	$105.1	$11.8
Unrealized (loss) gain on derivative instruments	(0.4)	0.4	0.9	0.7
Post-retirement benefit plans	0.1	—	0.1	4.5
Other comprehensive loss (income)	(15.7)	34.2	106.1	17.0
Comprehensive Income	$66.5	$123.2	$342.4	$224.7

Share Data
Basic earnings per share	$2.25	$2.44	$6.47	$5.70
Average number of common shares	35.9	35.8	35.9	35.8

Diluted earnings per share	$2.25	$2.43	$6.46	$5.68
Average number of common shares and common share equivalents	36.0	35.9	36.0	35.9

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2025	2024
Operating Activities
Net income	$236.3	$207.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	335.0	311.8
Net gains on disposition of owned assets	(100.2)	(110.0)
Asset impairments	3.6	—
Deferred income taxes	44.1	42.0
Share of affiliates’ earnings, net of dividends	(81.1)	(58.7)
Changes in working capital items	66.1	3.3
Net cash provided by operating activities	503.8	396.1
Investing Activities
Portfolio investments and capital additions	(877.0)	(1,325.1)
Portfolio proceeds	211.4	171.7
Purchases of assets previously leased	(15.0)	—
Proceeds from sales of other assets	25.7	20.2
Other	2.5	1.8
Net cash used in investing activities	(652.4)	(1,131.4)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	1,026.2	1,297.0
Repayments of debt with original maturities longer than 90 days	(629.9)	(413.5)
Net increase in debt with original maturities of 90 days or less	105.3	—
Stock repurchases	(18.6)	(21.8)
Dividends	(67.8)	(63.9)
Purchases of assets previously leased	—	(30.4)
Other	21.0	21.7
Net cash provided by financing activities	436.2	789.1
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	7.0	(0.8)
Net increase in Cash, Cash Equivalents, and Restricted Cash during the period	294.6	53.0
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	401.8	450.8
Cash, Cash Equivalents, and Restricted Cash at end of the period	$696.4	$503.8

Non-Cash Financing Transactions
Non-cash financing lease transactions (1)	$—	$30.1
_________
(1)    Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30				Nine Months Ended September 30
	2025		2024		2025		2024
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	69.3	$42.8	69.0	$42.7	69.1	$42.7	68.8	$42.5
Issuance of common stock	—	—	—	—	0.2	0.1	0.2	0.2
Balance at end of the period	69.3	42.8	69.0	42.7	69.3	42.8	69.0	42.7
Treasury Stock
Balance at beginning of the period	(33.6)	(1,466.5)	(33.4)	(1,436.3)	(33.5)	(1,449.4)	(33.3)	(1,427.5)
Stock repurchases	—	(1.5)	(0.1)	(13.0)	(0.1)	(18.6)	(0.2)	(21.8)
Balance at end of the period	(33.6)	(1,468.0)	(33.5)	(1,449.3)	(33.6)	(1,468.0)	(33.5)	(1,449.3)
Additional Paid In Capital
Balance at beginning of the period		864.2		836.4		847.1		816.1
Share-based compensation effects		6.7		4.5		23.8		24.8
Balance at end of the period		870.9		840.9		870.9		840.9
Retained Earnings
Balance at beginning of the period		3,317.0		3,085.4		3,208.1		3,009.5
Net income		82.2		89.0		236.3		207.7
Dividends declared ($0.61 and $0.58 per share QTR and $1.83 and $1.74 per share YTD)		(22.5)		(21.4)		(67.7)		(64.2)
Balance at end of the period		3,376.7		3,153.0		3,376.7		3,153.0
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(87.8)		(184.8)		(209.6)		(167.6)
Other comprehensive (loss) income		(15.7)		34.2		106.1		17.0
Balance at end of the period		(103.5)		(150.6)		(103.5)		(150.6)
Total Shareholders' Equity		$2,718.9		$2,436.7		$2,718.9		$2,436.7

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

On September 16, 2025, GATX announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the transaction, which followed clearance from the European Commission under the EU merger regulation in August 2025. Additionally, the legal mandatory waiting period under the Canadian Competition Act expired on September 24, 2025 and, on October 9, 2025, the parties received a no-action letter from the Commissioner of Competition indicating that he does not intend to challenge the transaction under the merger provisions of the Canadian Competition Act. Transaction approval is pending with additional regulatory agencies, following which the transaction is anticipated to close in the first quarter of 2026 or sooner, subject to customary closing conditions.

On September 23, 2025, GATX Rail Europe entered into a definitive agreement to acquire approximately 6,000 railcars from DB Cargo AG. The transaction is subject to customary closing conditions, including required regulatory approvals and clearances, and is expected to close in the fourth quarter of 2025.

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

Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2025. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
	The new guidance will be effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2025.	The primary impacts identified are the level of disaggregation disclosed in the effective rate reconciliation table and the addition of income taxes paid by jurisdiction.
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
Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by removing all references to software development stages and requiring entities to consider whether development uncertainty has been resolved before starting to capitalize costs. The guidance also aligns disclosure requirements with ASC 360, Property, Plant and Equipment.
	The new guidance will be effective for the first quarter of 2028. The guidance can be applied using a prospective, retrospective, or modified transition approach. Early adoption is permitted.	We are currently assessing the impact these amendments will have on our accounting for internal-use software costs.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

NOTE 4. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	September 30 2025	December 31 2024
Railcars and locomotives	$13,413.0	$12,702.9
Aircraft spare engines	1,177.5	1,030.4
Tank containers	278.2	241.4
Buildings, leasehold improvements, and other equipment	288.0	265.3
Other	107.7	90.6
	$15,264.4	$14,330.6
Less: allowance for depreciation	(4,184.7)	(3,880.9)
Net operating assets and facilities	$11,079.7	$10,449.7

Total depreciation expense was $114.3 million and $334.6 million for the three and nine months ended September 30, 2025 and $108.0 million and $311.5 million for the three and nine months ended September 30, 2024.

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

The following table shows the components of our lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Operating lease revenue:
Fixed lease revenue	$345.3	$320.8	$1,015.6	$937.0
Variable lease revenue	28.6	27.6	80.3	77.3
Total operating lease revenue	$373.9	$348.4	$1,095.9	$1,014.3
Finance lease revenue	3.2	3.3	9.6	10.3
Total lease revenue	$377.1	$351.7	$1,105.5	$1,024.6

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the statements of comprehensive income and was $34.9 million and $102.7 million for the three and nine months ended September 30, 2025 and $29.7 million and $86.5 million for the three and nine months ended September 30, 2024.

We recorded gains on finance leases of zero and $10.0 million for the three and nine months ended September 30, 2025 and $4.6 million and $8.9 million for the three and nine months ended September 30, 2024. The gains are reported in net gain on asset dispositions in the statements of comprehensive income.

NOTE 6. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at September 30, 2025 and December 31, 2024.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had one instrument outstanding with an aggregate notional amount of $50.0 million as of September 30, 2025 that matures in 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2024 with maturities ranging from 2025 to 2027.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had three instruments outstanding with a notional amount of $7.1 million as of September 30, 2025 that mature in 2025 and zero instruments outstanding as of December 31, 2024. Within the next 12 months, we expect to reclassify $1.0 million ($0.8 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other income (expense) immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $1.8 million as of September 30, 2025 and $4.0 million as of December 31, 2024. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value September 30, 2025	Fair Value December 31, 2024
Derivative Assets
Foreign exchange contracts (1)	Other assets	$0.3	$—
Total derivative assets		$0.3	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$1.8	$4.0
Foreign exchange contracts (2)	Other liabilities	9.7	8.1
Total derivative liabilities		$11.5	$12.1
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of September 30, 2025 and December 31, 2024, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Recourse debt	$(49.6)	$(198.9)	$(1.8)	$(4.0)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our statements of comprehensive income (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$0.3	$—	$(0.1)	$(3.4)
Total	$0.3	$—	$(0.1)	$(3.4)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Interest expense	$0.3	$0.4	$0.9	$1.2
Other income (expense)	(0.5)	—	0.3	(3.7)
Total	$(0.2)	$0.4	$1.2	$(2.5)

The following tables show the impacts of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Total interest expense	$(98.2)	$(88.9)	$(289.3)	$(249.5)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(0.4)	(3.1)	(2.2)	(3.7)
Derivatives designated as hedging instruments	0.4	3.1	2.2	3.7
Loss on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.3)	(0.4)	(0.9)	(1.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Income (Expense) on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Total other income (expense)	$6.5	$(0.9)	$2.7	$(10.9)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (1)	0.5	—	(0.3)	3.7
Gain (loss) on non-designated foreign exchange derivative contracts (2)	0.5	0.9	(0.9)	(0.3)
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$8,002.7	$7,841.4	$7,609.5	$7,243.9
Recourse floating rate debt	748.6	759.2	605.8	617.3
Total	$8,751.3	$8,600.6	$8,215.3	$7,861.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended September 30, 2025 and 2024 (in millions):

	2025 Pension Benefits	2024 Pension Benefits	2025 Retiree Health and Life	2024 Retiree Health and Life
Service cost	$1.5	$1.6	$—	$—
Interest cost	4.1	4.1	0.2	0.2
Expected return on plan assets	(5.4)	(5.4)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.1)
Unrecognized net actuarial loss (gain)	0.3	0.3	(0.2)	(0.1)
Net periodic cost	$0.5	$0.6	$—	$—

The following table shows the components of net periodic cost for the nine months ended September 30, 2025 and 2024 (in millions):

	2025 Pension Benefits	2024 Pension Benefits	2025 Retiree Health and Life	2024 Retiree Health and Life
Service cost	$4.6	$4.6	$0.1	$0.1
Interest cost	12.6	12.3	0.5	0.5
Expected return on plan assets	(16.3)	(16.2)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	(0.2)
Unrecognized net actuarial loss (gain)	0.7	0.8	(0.4)	(0.4)
Net periodic cost	$1.6	$1.5	$0.2	$—
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $1.5 million and $4.7 million for the three and nine months ended September 30, 2025, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2024 and is recorded in selling, general and administrative expense.

The non-service components totaled income of $1.0 million and $2.9 million for the three and nine months ended September 30, 2025 and $1.0 million and $3.2 million for the three and nine months ended September 30, 2024, and are recorded in other income (expense) in the statements of comprehensive income.

NOTE 8. Share-Based Compensation

During the nine months ended September 30, 2025, we granted 198,300 non-qualified employee stock options, 25,680 restricted stock units, 32,680 performance shares, and 11,069 restricted stock units awarded to non-employee directors. For the three and nine months ended September 30, 2025, total share-based compensation expense was $6.8 million and $17.9 million and the related tax benefits were $1.7 million and $4.4 million. For the three and nine months ended September 30, 2024, total share-based compensation expense was $4.8 million and $15.6 million and the related tax benefits were $1.2 million and $3.7 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The estimated fair value of our 2025 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2025
Weighted-average estimated fair value	$49.30
Quarterly dividend rate	$0.61
Expected term of stock options, in years	4.1
Risk-free interest rate	4.3%
Dividend yield	1.5%
Expected stock price volatility	25.9%
Present value of dividends	$9.20

NOTE 9. Income Taxes

The following table shows our effective income tax rate for the nine months ended September 30:

	2025	2024
Effective income tax rate	25.8%	25.8%

The effective rate for the current year was comparable to the prior year. Both included incremental benefits associated with equity awards vested or exercised and a mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

As of September 30, 2025 and December 31, 2024, we had commercial commitments of $9.9 million and $8.7 million, respectively, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at September 30, 2025 and December 31, 2024. As of September 30, 2025, our outstanding commitments expire in 2026 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Basic earnings per share:
Net income	$82.2	$89.0	$236.3	$207.7
Less: Net income allocated to participating securities	(1.3)	(1.5)	(4.0)	(3.7)
Net income available to common shareholders	$80.9	$87.5	$232.3	$204.0
Weighted-average shares outstanding - basic	35.9	35.8	35.9	35.8
Basic earnings per share	$2.25	$2.44	$6.47	$5.70

Diluted earnings per share:
Net income	$82.2	$89.0	$236.3	$207.7
Less: Net income allocated to participating securities	(1.3)	(1.5)	(4.0)	(3.7)
Net income available to common shareholders	$80.9	$87.5	$232.3	$204.0
Weighted-average shares outstanding - basic	35.9	35.8	35.9	35.8
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.1	0.1
Weighted-average shares outstanding - diluted	36.0	35.9	36.0	35.9
Diluted earnings per share	$2.25	$2.43	$6.46	$5.68

NOTE 12. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2024	$(160.1)	$(8.9)	$(40.6)	$(209.6)
Change in component	46.7	0.4	(0.1)	47.0
Reclassification adjustments into earnings (1)	—	0.3	—	0.3
Income tax effect	—	(0.2)	0.1	(0.1)
Accumulated other comprehensive loss at March 31, 2025	$(113.4)	$(8.4)	$(40.6)	$(162.4)
Change in component	73.8	—	(0.1)	73.7
Reclassification adjustments into earnings (1)	—	1.1	0.2	1.3
Income tax effect	—	(0.3)	(0.1)	(0.4)
Accumulated other comprehensive loss at June 30, 2025	$(39.6)	$(7.6)	$(40.6)	$(87.8)
Change in component	(15.4)	(0.3)	(0.1)	(15.8)
Reclassification adjustments into earnings (1)	—	(0.2)	0.1	(0.1)
Income tax effect	—	0.1	0.1	0.2
Accumulated other comprehensive loss at September 30, 2025	$(55.0)	$(8.0)	$(40.5)	$(103.5)
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

Norfolk Southern Train Derailment in East Palestine, Ohio

On June 30, 2023, a third-party complaint was filed by Norfolk Southern Railway Company and Norfolk Southern Corporation (collectively, “Norfolk Southern”) against GATX and several other parties in the Northern District of Ohio (Eastern Division) for contribution and recovery of environmental damages related to the derailment of a Norfolk Southern train in East Palestine, Ohio that included railcars owned by GATX Corporation. The Company filed a motion to dismiss Norfolk Southern's third-party complaint on September 15, 2023. On March 6, 2024, the Court granted GATX's and the other third-party defendants’ motions and dismissed all Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") claims. The Court also dismissed all state law claims, declining to exercise supplemental jurisdiction over them in light of its dismissal of the CERCLA claims. On March 26, 2024, Norfolk Southern moved the Court for entry of partial final judgment as to the order dismissing the third-party complaint in order to appeal before final judgment the Court’s dismissal order as to GATX and the other third-party defendants. The Court has denied Norfolk Southern’s motion. In the interim, on May 23, 2024, Norfolk Southern entered into a Consent Decree settling claims with the United States Department of Justice and Environmental Protection Agency (but not the State of Ohio) to which GATX is not a party. The State of Ohio first party action against Norfolk Southern remains pending.

On July 25, 2023, a separate third-party complaint was filed by Norfolk Southern against GATX and two other defendants in the Northern District of Ohio (Eastern Division) for contribution to personal injury and property damages class claims related to the derailment of the Norfolk Southern train in East Palestine, Ohio. The plaintiffs who had originally filed the complaint against Norfolk Southern ("Plaintiffs") themselves subsequently filed direct claims against GATX and the two other third-party defendants alleging many of the same facts as Norfolk Southern. On September 15, 2023, the Company filed a motion to dismiss Norfolk Southern's third-party complaint, and on September 26, 2023, filed a motion to dismiss the Plaintiffs' complaint. Briefing was completed on October 30, 2023, and the Court issued an order on March 13, 2024, denying in part, and granting in part, the Company’s motion against Norfolk Southern and Plaintiffs. The Court held that Norfolk Southern’s contribution action was premature and dismissed the claim without prejudice but otherwise allowed the remaining claims against GATX to proceed. The Court also dismissed Plaintiffs’ claim for medical monitoring but held that Plaintiffs could seek such damages through their other claims, which could proceed. The Court also consolidated an additional action filed against GATX and others titled Almasy, et al. v. Norfolk Southern Corp., et al. by over 40 individual residents, employees and property owners in East Palestine, Ohio. Plaintiffs and Norfolk Southern reached a settlement for $600 million to resolve the consolidated class action claims of those within a 20-mile radius from the derailment, and, for those residents who choose to participate, personal injury claims within a 10-mile radius from the derailment. On September 25, 2024, the Court held a final approval hearing and two days later issued its final approval order for the settlement. A handful of appeals challenging the fairness, reasonableness and adequacy of the settlement were filed with the Sixth Circuit Court of Appeals. On October 9, 2024, all parties to the litigation filed motions for summary judgment for the pending claims, which were denied in part and granted in part on February 21, 2025. Norfolk Southern requested and was granted leave to reinstate its contribution claims against GATX and others. Trial regarding Norfolk Southern's contribution claim against GATX and others began on March 31, 2025, and on April 23, 2025, the jury returned a verdict in favor of GATX finding no negligence by GATX and 0% liability. On September 29, 2025, approximately 50 plaintiffs filed a motion seeking relief from the judgment and settlement entered with Norfolk Southern alleging the settlement was based on misrepresentations by Plaintiffs’ counsel. Plaintiffs filed a response and the motion remains pending.

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

GATX was named in two lawsuits filed on February 3, 2025, in The Court of Common Pleas, Franklin County, Ohio on behalf of approximately 750 plaintiffs of whom approximately 184 have opted out of the prior settlement agreements with Norfolk Southern or were not included and are now suing GATX and approximately 60 other defendants. The remaining plaintiffs who opted into the settlement with Norfolk Southern (approximately 550) are not suing GATX. The actions were consolidated on May 8, 2025. GATX filed motions to dismiss the lawsuits as to GATX on June 23, 2025. Plaintiffs amended their complaint and did not reassert their claims against GATX.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
GATX was named in one lawsuit (Tsai) originally filed by the same plaintiffs in three different jurisdictions: Philadelphia (Pennsylvania state court), Cuyahoga (Ohio state court), and Lawrence (Pennsylvania state court). The allegations are similar to the allegations originally filed against GATX in the Ohio Personal Injury Litigation. Plaintiffs filed a Praecipe to Dismiss the action filed in Lawrence County in order to pursue the same action in Philadelphia. Plaintiffs also voluntarily dismissed the Cuyahoga County, Ohio action on April 29, 2025. GATX filed its Preliminary Objections to the Plaintiffs' complaint in Philadelphia County on June 25, 2025, and those objections remain pending. Plaintiffs voluntarily dismissed all claims in the state court actions in Cuyahoga and Lawrence and, after appointing new counsel, dismissed GATX and refiled their action in state court in Columbiana, Ohio.

The Company will vigorously defend itself against any remaining actions. At this time, the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with these lawsuits and has not established any accruals for potential liability related to this incident.

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

Engine Leasing is almost entirely composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.4 million and $4.1 million for the three and nine months ended September 30, 2025 and $1.1 million and $2.9 million for the three and nine months ended September 30, 2024.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended September 30, 2025
Revenues
Lease revenue	$264.1	$94.2	$10.4	$8.4	$377.1
Non-dedicated engine revenue	—	—	22.5	—	22.5
Other revenue	32.4	5.2	—	2.1	39.7
Total Revenues	296.5	99.4	32.9	10.5	439.3
Expenses
Maintenance expense	93.1	18.1	—	1.3	112.5
Depreciation expense	72.1	23.0	10.3	4.1	109.5
Operating lease expense	7.1	—	—	—	7.1
Other operating expense	8.2	4.8	2.9	0.9	16.8
Total Expenses	180.5	45.9	13.2	6.3	245.9
Other Income (Expense)
Net gain on asset dispositions	21.3	1.8	—	—	23.1
Interest (expense) income, net	(64.9)	(20.7)	(12.7)	0.1	(98.2)
Other (expense) income	(1.6)	(0.2)	—	8.3	6.5
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	53.4	—	53.3
Segment profit	$70.7	$34.4	$60.4	$12.6	$178.1
Less:
Selling, general and administrative expense					66.2
Income taxes (includes $13.3 related to affiliates' earnings)					29.7
Net income					$82.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$16.4	$0.8	$—	$—	$17.2
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	4.8	1.0	—	—	5.8
	$21.3	$1.8	$—	$—	$23.1

Capital Expenditures
Portfolio investments and capital additions	$142.6	$66.1	$147.1	$5.9	$361.7

Selected Balance Sheet Data at September 30, 2025
Investments in affiliated companies	$—	$—	$746.1	$—	$746.1
Identifiable assets	$7,886.6	$2,569.8	$1,848.2	$1,001.2	$13,305.8
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
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Nine Months Ended September 30, 2025
Revenues
Lease revenue	$786.9	$267.4	$26.6	$24.6	$1,105.5
Non-dedicated engine revenue	—	—	64.5	—	64.5
Other revenue	98.6	16.3	—	6.5	121.4
Total Revenues	885.5	283.7	91.1	31.1	1,291.4
Expenses
Maintenance expense	261.1	55.5	—	3.9	320.5
Depreciation expense	214.2	64.8	29.2	11.8	320.0
Operating lease expense	21.8	—	—	—	21.8
Other operating expense	23.5	14.3	8.6	2.9	49.3
Total Expenses	520.6	134.6	37.8	18.6	711.6
Other Income (Expense)
Net gain on asset dispositions	92.5	4.5	—	—	97.0
Interest (expense) income, net	(194.0)	(59.8)	(36.5)	1.0	(289.3)
Other (expense) income	(7.1)	(1.5)	0.1	11.2	2.7
Share of affiliates' pre-tax (losses) earnings	(0.2)	—	109.4	—	109.2
Segment profit	$256.1	$92.3	$126.3	$24.7	$499.4
Less:
Selling, general and administrative expense					181.0
Income taxes (includes $28.1 related to affiliates' earnings)					82.1
Net income					$236.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$81.0	$1.4	$—	$—	$82.4
Residual sharing income	0.4	—	—	—	0.4
Non-remarketing net gains (1)	14.7	3.1	—	—	17.8
Asset impairments	(3.6)	—	—	—	(3.6)
	$92.5	$4.5	$—	$—	$97.0

Capital Expenditures
Portfolio investments and capital additions	$502.5	$209.9	$147.1	$17.5	$877.0
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

Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2025. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

On September 16, 2025, GATX announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the transaction, which followed clearance from the European Commission under the EU merger regulation in August 2025. Additionally, the legal mandatory waiting period under the Canadian Competition Act expired on September 24, 2025 and, on October 9, 2025, the parties received a no-action letter from the Commissioner of Competition indicating that he does not intend to challenge the transaction under the merger provisions of the Canadian Competition Act. Transaction approval is pending with additional regulatory agencies, following which the transaction is anticipated to close in the first quarter of 2026 or sooner, subject to customary closing conditions.

On September 23, 2025, GATX Rail Europe entered into a definitive agreement to acquire approximately 6,000 railcars from DB Cargo AG. The transaction is subject to customary closing conditions, including required regulatory approvals and clearances, and is expected to close in the fourth quarter of 2025.

Economic Conditions

GATX, and markets more broadly, are facing uncertainty around tariffs and economic conditions. These conditions did not have a significant impact on our business and financial results during the first nine months of 2025. However, a sustained slowdown in economic growth as a result of tariffs or global tensions could have a more significant impact on GATX’s financial results in the future. If this were to occur, GATX could be impacted directly and indirectly across all segments. Such conditions could lead to specific costs and inflationary pressures that directly impact GATX, including the impact of rising costs of new railcars and other transportation assets, increased maintenance expense, and general increases in other administrative expenses. GATX could also be indirectly impacted by factors such as softening demand for our products and services if customers within the markets or commodities we serve are impacted by tariffs or economic conditions. Management continues to monitor the macroeconomic environment to identify potential risks and to manage our business accordingly. However, we believe we are in a strong position to manage these risks. Our diverse fleet, broad global customer base, and long-term nature of our lease contracts provide substantial operating flexibility. In addition, our strong balance sheet position, credit ratings, and access to capital provide us adequate cash flow availability as needed.

DISCUSSION OF OPERATING RESULTS

Net income for the nine months ended September 30, 2025 was $236.3 million, or $6.46 per diluted share, compared to $207.7 million, or $5.68 per diluted share, for the same period in 2024. Results for the nine months ended September 30, 2025, included a net positive impact of $5.3 million ($0.15 per diluted share) from tax adjustments and other items. Results for the nine months ended September 30, 2024 included a net negative impact of $9.9 million ($0.27 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income increased $13.4 million compared to the prior year, largely due to higher revenue at Rail North America and Rail International, higher dedicated and non-dedicated engine revenue at Engine Leasing, and higher earnings at the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), partially offset by lower net gain on asset dispositions and higher maintenance expense at Rail North America, and higher interest and depreciation expense.

Net income for the three months ended September 30, 2025 was $82.2 million, or $2.25 per diluted share, compared to $89.0 million, or $2.43 per diluted share, for the same period in 2024. Results for the three months ended September 30, 2025, included a net positive impact of $5.3 million ($0.15 per diluted share) from tax adjustments and other items. Results for the three months ended September 30, 2024 included a net negative impact of $2.5 million ($0.07 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $14.6 million compared to the prior year, largely due to lower net gain on asset dispositions and higher maintenance expense at Rail North America, and higher interest expense, partially offset by higher revenue at Rail North America and Rail International, higher dedicated and non-dedicated engine revenue at Engine Leasing, and higher earnings at the RRPF affiliates.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Segment Revenues
Rail North America	$296.5	$278.5	$885.5	$813.9
Rail International	99.4	90.6	283.7	259.5
Engine Leasing	32.9	26.2	91.1	69.3
Other	10.5	10.1	31.1	29.3
	$439.3	$405.4	$1,291.4	$1,172.0
Segment Profit
Rail North America	$70.7	$102.4	$256.1	$271.5
Rail International	34.4	33.9	92.3	89.2
Engine Leasing	60.4	37.5	126.3	81.6
Other	12.6	4.2	24.7	6.2
	178.1	178.0	499.4	448.5
Less:
Selling, general and administrative expense	66.2	57.2	181.0	171.7
Income taxes (includes $13.3 and $8.9 QTR and $28.1 and $17.2 YTD related to affiliates' earnings)	29.7	31.8	82.1	69.1
Net Income (GAAP)	$82.2	$89.0	$236.3	$207.7

Net income, excluding tax adjustments and other items (non-GAAP) (1)	$76.9	$91.5	$231.0	$217.6
Diluted earnings per share (GAAP)	$2.25	$2.43	$6.46	$5.68
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.10	$2.50	$6.31	$5.95

Investment Volume	$361.7	$504.5	$877.0	$1,325.1

The following table shows our return on equity for the trailing 12 months ended September 30:

	2025	2024
Return on Equity (GAAP)	12.1%	11.9%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	11.7%	12.2%
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

RAIL NORTH AMERICA

Segment Summary

Demand for most railcars was stable despite ongoing macroeconomic uncertainty and the renewal success rate remained strong. Utilization was 98.9% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues
Lease revenue	$264.1	$249.2	$786.9	$727.8
Other revenue	32.4	29.3	98.6	86.1
Total Revenues	296.5	278.5	885.5	813.9

Expenses
Maintenance expense	93.1	77.7	261.1	228.0
Depreciation expense	72.1	69.2	214.2	201.1
Operating lease expense	7.1	8.0	21.8	26.0
Other operating expense	8.2	7.0	23.5	20.1
Total Expenses	180.5	161.9	520.6	475.2

Other Income (Expense)
Net gain on asset dispositions	21.3	46.7	92.5	105.8
Interest expense, net	(64.9)	(60.2)	(194.0)	(169.9)
Other expense	(1.6)	(0.8)	(7.1)	(3.2)
Share of affiliates' pre-tax losses (earnings)	(0.1)	0.1	(0.2)	0.1
Segment Profit	$70.7	$102.4	$256.1	$271.5

Investment Volume	$142.6	$325.9	$502.5	$955.7

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Railcars	$239.9	$225.7	$714.8	$657.6
Boxcars	15.2	16.1	45.1	49.4
Locomotives	9.0	7.4	27.0	20.8
Total	$264.1	$249.2	$786.9	$727.8

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Beginning balance	102,086	102,697	102,966	103,310	102,317
Railcars added	1,474	1,126	1,464	595	366
Railcars scrapped	(360)	(309)	(316)	(614)	(478)
Railcars sold	(503)	(548)	(804)	(974)	(917)
Ending balance	102,697	102,966	103,310	102,317	101,288
Utilization rate at quarter end (1)	99.3%	99.1%	99.2%	99.2%	98.9%
Renewal success rate (2)	82.0%	89.1%	85.1%	84.2%	87.1%
Active railcars at quarter end (3)	101,939	102,003	102,529	101,494	100,144
Average active railcars (4)	101,629	102,150	102,367	102,073	100,896
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

As of September 30, 2025, leases for approximately 6,900 tank and freight cars and approximately 600 boxcars are scheduled to expire over the remainder of 2025. These amounts exclude railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At September 30, 2025, 7,901 railcars have been ordered pursuant to the terms of the agreement, of which 5,223 railcars have been delivered.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q24
4Q24
1Q25
2Q25
3Q25
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

During the third quarter of 2025, the renewal rate change of the LPI was positive 22.8%, compared to positive 24.2% in the prior quarter, and positive 26.6% in the third quarter of 2024. Lease terms on renewals for railcars in the LPI averaged 60 months in the current quarter, compared to 60 months in the prior quarter, and 59 months in the third quarter of 2024.

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Beginning balance	8,990	8,779	8,395	7,990	7,621
Boxcars added	—	—	—	27	172
Boxcars scrapped	(211)	(349)	(405)	(396)	(285)
Boxcars sold	—	(35)	—	—	(30)
Ending balance	8,779	8,395	7,990	7,621	7,478
Utilization rate at quarter end (1)	99.8%	99.8%	99.8%	98.7%	96.9%
Active boxcars at quarter end (2)	8,760	8,376	7,971	7,521	7,247
Average active boxcars (3)	8,848	8,552	8,163	7,773	7,391
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

Comparison of Reported Results for the First Nine Months of 2025 to the First Nine Months of 2024

Segment Profit

In the nine months ended September 30, 2025, segment profit of $256.1 million decreased 5.7% compared to $271.5 million for the same period in the prior year. The decrease was driven by lower net gains on asset dispositions and higher maintenance and interest expense, partially offset by higher revenue.

Revenues

In the nine months ended September 30, 2025, lease revenue increased $59.1 million, or 8.1%, driven by more railcars on lease and higher lease rates. Other revenue increased $12.5 million primarily due to higher repair revenue, partially offset by lower lease termination fees.

Expenses

In the nine months ended September 30, 2025, maintenance expense increased $33.1 million, driven by more repair events, including more repairs performed by the railroads, and a mix of repairs that resulted in higher costs per repair. Depreciation expense increased $13.1 million, due to the timing of new railcar investments and dispositions.

Other Income (Expense)

In the nine months ended September 30, 2025, net gain on asset dispositions decreased $13.3 million, driven by lower net gains on asset dispositions, partially offset by higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $24.1 million, due to a higher average debt balance and higher average interest rate.

Investment Volume

During the nine months ended September 30, 2025, investment volume was $502.5 million compared to $955.7 million in the same period in 2024. We acquired 1,805 newly built railcars and purchased 849 railcars in the secondary market in the nine months ended September 30, 2025, compared to 2,987 newly built railcars, 2,005 railcars in the secondary market, and 156 locomotives in the secondary market in the same period in 2024.

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

Comparison of Reported Results for the Third Quarter of 2025 to the Third Quarter of 2024

Segment Profit

In the three months ended September 30, 2025, segment profit of $70.7 million decreased 31.0% compared to $102.4 million for the same period in the prior year. The decrease was driven by lower net gains on asset dispositions and higher interest and maintenance expense, partially offset by higher revenue.

Revenues

In the three months ended September 30, 2025, lease revenue increased $14.9 million, or 6.0%, driven by higher lease rates. Other revenue increased $3.1 million, primarily due to higher repair revenue.

Expenses

In the three months ended September 30, 2025, maintenance expense increased $15.4 million, driven by more repair events and a mix of repairs that resulted in higher costs per repair. Depreciation expense increased $2.9 million, due to the timing of new railcar investments and dispositions.

Other Income (Expense)

In the three months ended September 30, 2025, net gain on asset dispositions decreased $25.4 million, driven by lower net gains on asset dispositions and railcars converted to finance leases, partially offset by higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $4.7 million, due to a higher average debt balance and higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), experienced a challenging railcar leasing market as GRE faced ongoing macroeconomic headwinds, including weak GDP results. This uncertain environment continued to cause some customers to take a cautionary approach to rail fleet planning, thereby tempering demand across certain car types. Despite pressure on utilization, GRE experienced renewal lease rate increases for most railcar types in the period. Utilization was 93.7% at the end of the current quarter.

On September 23, 2025, GATX Rail Europe entered into a definitive agreement to acquire approximately 6,000 railcars from DB Cargo AG. The transaction is subject to customary closing conditions, including required regulatory approvals and clearances, and is expected to close in the fourth quarter of 2025.

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

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues
Lease revenue	$94.2	$86.3	$267.4	$248.9
Other revenue	5.2	4.3	16.3	10.6
Total Revenues	99.4	90.6	283.7	259.5

Expenses
Maintenance expense	18.1	17.0	55.5	52.7
Depreciation expense	23.0	20.3	64.8	58.6
Other operating expense	4.8	3.7	14.3	10.8
Total Expenses	45.9	41.0	134.6	122.1

Other Income (Expense)
Net gain on asset dispositions	1.8	1.7	4.5	3.7
Interest expense, net	(20.7)	(18.5)	(59.8)	(52.7)
Other (expense) income	(0.2)	1.1	(1.5)	0.8
Segment Profit	$34.4	$33.9	$92.3	$89.2

Investment Volume	$66.1	$80.6	$209.9	$190.1

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Beginning balance	29,649	29,953	30,027	30,223	30,492
Railcars added	410	196	446	579	328
Railcars scrapped or sold	(106)	(122)	(250)	(310)	(248)
Ending balance	29,953	30,027	30,223	30,492	30,572
Utilization rate at quarter end (1)	95.9%	96.1%	95.1%	93.3%	93.7%
Active railcars at quarter end (2)	28,737	28,849	28,749	28,460	28,654
Average active railcars (3)	28,626	28,812	28,823	28,572	28,592
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

As of September 30, 2025, leases for approximately 4,500 railcars are scheduled to expire over the remainder of 2025. This amount excludes railcars on leases expiring in 2025 that have already been renewed or assigned to a new lessee.

GRE Fleet
32,500
30,000
27,500
25,000
22,500
20,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q24
4Q24
1Q25
2Q25
3Q25
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Beginning balance	9,904	10,361	10,583	10,895	11,112
Railcars added	457	222	312	217	600
Ending balance	10,361	10,583	10,895	11,112	11,712
Utilization rate at quarter end (1)	100.0%	100.0%	99.6%	99.6%	100.0%
Active railcars at quarter end (2)	10,361	10,583	10,849	11,066	11,712
Average active railcars (3)	10,165	10,460	10,711	10,945	11,363
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

Rail India Fleet
12,000
10,000
8,000
6,000
4,000
2,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q24
4Q24
1Q25
2Q25
3Q25
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Nine Months of 2025 to the First Nine Months of 2024

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the nine months ended September 30, 2025, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $6.5 million and positively impacted segment profit, excluding other income (expense), by approximately $3.2 million compared to the same period in 2024.

Segment Profit

In the nine months ended September 30, 2025, segment profit of $92.3 million increased 3.5% compared to $89.2 million for the same period in the prior year. The increase was primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher interest expense.

Revenues

In the nine months ended September 30, 2025, lease revenue increased $18.5 million, or 7.4%, due to more railcars on lease and higher lease rates at GRE and Rail India and the impact of foreign exchange rates.

Expenses

In the nine months ended September 30, 2025, maintenance expense increased $2.8 million, primarily due to more repair events, higher costs of repairs, and the impact of foreign exchange rates, partially offset by lower wheelset costs. Depreciation expense increased $6.2 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the nine months ended September 30, 2025, net interest expense increased $7.1 million, due to a higher average interest rate and a higher average debt balance. Other (expense) income was unfavorable by $2.3 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

Investment Volume

During the nine months ended September 30, 2025, investment volume was $209.9 million compared to $190.1 million in the same period in 2024. In the nine months ended September 30, 2025, GRE acquired 1,353 newly built railcars compared to 1,120 newly built railcars for the same period in 2024, and Rail India acquired 1,129 newly built railcars compared to 1,561 newly built railcars for the same period in 2024.

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

Comparison of Reported Results for the Third Quarter of 2025 to the Third Quarter of 2024

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended September 30, 2025, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $4.8 million and positively impacted segment profit, excluding other income (expense), by approximately $2.6 million compared to the same period in 2024.

Segment Profit

In the three months ended September 30, 2025, segment profit of $34.4 million increased 1.5% compared to $33.9 million for the same period in the prior year. The increase was primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher interest expense.

Revenues

In the three months ended September 30, 2025, lease revenue increased $7.9 million, or 9.2%, driven by more railcars on lease at Rail India and higher lease rates at GRE and Rail India, as well as the impact of foreign exchange rates.

Expenses

In the three months ended September 30, 2025, maintenance expense increased $1.1 million, primarily due to more repair events, higher costs of repairs, and the impact of foreign exchange rates. Depreciation expense increased $2.7 million, due the impact of new railcars added to the fleet.

Other Income (Expense)

In the three months ended September 30, 2025, net interest expense increased $2.2 million, due to a higher average debt balance and a higher average interest rate. Other (expense) income was unfavorable by $1.3 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

ENGINE LEASING

Segment Summary

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $109.4 million and $53.4 million for the nine months and three months ended September 30, 2025, compared to $75.8 million and $35.2 million for the same periods in 2024. In the third quarter of 2025, the RRPF affiliates recorded income from insurance recoveries related to aircraft spare engines. GATX's 50% share of this recovery was $10.9 million ($8.2 million after tax). The operating environment for the RRPF affiliates continued to be favorable as robust global passenger air travel continued to drive strong demand for aircraft spare engines.

Engine Leasing also includes GATX Engine Leasing ("GEL"), our wholly owned entity that invests directly in aircraft spare engines. GEL acquired seven aircraft spare engines for $147.1 million in the third quarter of 2025, all of which were placed on long-term leases directly with a customer. As of September 30, 2025, GEL owned 46 aircraft spare engines, with 21 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $4.1 million and $1.4 million for the nine months and three months ended September 30, 2025 and $2.9 million and $1.1 million for the same periods in 2024.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues
Lease revenue	$10.4	$8.1	$26.6	$24.3
Non-dedicated engine revenue	22.5	18.1	64.5	45.0
Total Revenues	32.9	26.2	91.1	69.3

Expenses
Depreciation expense	10.3	10.1	29.2	27.1
Other operating expense	2.9	2.6	8.6	7.0
Total Expenses	13.2	12.7	37.8	34.1

Other Income (Expense)
Net gain on asset dispositions	—	—	—	0.6
Interest expense, net	(12.7)	(11.3)	(36.5)	(30.3)
Other income	—	0.1	0.1	0.3
Share of affiliates' pre-tax earnings	53.4	35.2	109.4	75.8
Segment Profit	$60.4	$37.5	$126.3	$81.6

Investment Volume	$147.1	$94.8	$147.1	$166.1

The following table shows the net book values of Engine Leasing's assets (in millions):

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Investment in RRPF Affiliates	$690.0	$663.1	$688.7	$706.3	$746.1
GEL owned aircraft spare engines	853.0	937.0	927.5	918.1	1,054.9
Other owned assets	33.7	53.3	36.9	33.9	47.2
Total assets	$1,576.7	$1,653.4	$1,653.1	$1,658.3	$1,848.2

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Beginning balance	408	415	427	436	442
Engine acquisitions	8	25	28	20	14
Engine dispositions	(1)	(13)	(19)	(14)	(3)
Ending balance	415	427	436	442	453
Utilization rate at quarter end (1)	97.1%	97.4%	97.9%	98.4%	98.5%
Average leased engines (2)	399	411	415	430	442
Net book value of engines (in millions)	$4,256.1	$4,716.0	$5,186.7	$5,446.5	$5,638.2
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
3Q24
4Q24
1Q25
2Q25
3Q25
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Beginning balance	32	36	39	39	39
Engines added	4	3	—	—	7
Ending balance	36	39	39	39	46

Comparison of Reported Results for the First Nine Months of 2025 to the First Nine Months of 2024

Segment Profit

In the nine months ended September 30, 2025, segment profit was $126.3 million, compared to segment profit of $81.6 million for the same period in the prior year. Segment profit in 2025 included $10.9 million from insurance recoveries at the RRPF affiliates, as noted above. Segment profit in 2024 included $0.6 million of gains associated with the sale of the Specialized Gas Vessels. Excluding the impact of these items, results for Engine Leasing were $34.4 million higher than 2024. The increase was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the nine months ended September 30, 2025, lease revenue increased $2.3 million, driven by aircraft spare engines acquired in 2025 and placed on leases directly with airline customers. Non-dedicated engine revenue increased $19.5 million, due to aircraft spare engines acquired in 2024 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the nine months ended September 30, 2025, depreciation expense increased $2.1 million, due to aircraft spare engines acquired in 2024 and 2025, partially offset by the impact of an increase in the useful lives of certain engines.

Other Income (Expense)

In the nine months ended September 30, 2025, income from our share of affiliates' earnings increased $33.6 million, driven by higher income from operations, partially offset by lower remarketing income. Higher income from operations was primarily due to more aircraft spare engines in the fleet and the income from insurance recoveries, as noted above, partially offset by higher interest expense. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

Investment Volume

In the nine months ended September 30, 2025, investment volume was $147.1 million, compared to $166.1 million in the same period in 2024. GEL acquired seven aircraft spare engines in the nine months ended September 30, 2025 that were placed on long-term leases directly with a customer and seven aircraft spare engines in the same period of 2024 that were employed in the engine capacity agreement with Rolls-Royce.

Comparison of Reported Results for the Third Quarter of 2025 to the Third Quarter of 2024

Segment Profit

In the three months ended September 30, 2025, segment profit of $60.4 million increased $22.9 million compared to segment profit of $37.5 million for the same period in the prior year. Segment profit in 2025 included $10.9 million of insurance recoveries at the RRPF affiliates, as noted above. Excluding the impact of this item, results for Engine Leasing were $12.0 million higher than 2024. The higher result was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the three months ended September 30, 2025, lease revenue increased $2.3 million, driven by aircraft spare engines acquired and placed on leases directly with airline customers. Non-dedicated engine revenue increased $4.4 million, due to aircraft spare engines acquired in 2024 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the three months ended September 30, 2025, depreciation expense increased $0.2 million, due to aircraft spare engines acquired in 2024 and 2025.

Other Income (Expense)

In the three months ended September 30, 2025, income from our share of affiliates' earnings increased $18.2 million, driven by higher income from operations, partially offset by lower remarketing income. Higher income from operations was primarily due to more aircraft spare engines in the fleet and the income from insurance recoveries, as noted above, partially offset by higher interest expense. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

OTHER

Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

In the third quarter of 2025, GATX recorded $3.8 million of expenses associated with the potential acquisition of Wells Fargo's rail assets. These expenses were recorded in SG&A.

In addition, a customer sold its interest in a nuclear power plant facility for which GATX previously managed the lease, and GATX received $7.4 million of residual sharing proceeds as part of a previously agreed upon residual sharing arrangement. This income was recorded in Other income (expense), including eliminations.

In the third quarter of 2024, GATX recorded settlement expenses of $3.3 million for litigation claims arising out of legacy business operations. In the second quarter of 2024, GATX recorded reserves of $10.7 million for its share of anticipated environmental remediation costs arising out of prior operations and legacy businesses. The majority of the recorded reserves relate to a facility that GATX sold in 1974, while the remainder of the amount relates to a landfill that GATX entities previously utilized, which was closed in 1986. These items were recorded in Other income (expense), including eliminations.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Trifleet revenue	$10.5	$10.1	$31.1	$29.3

Trifleet segment profit	$1.6	$2.2	$5.2	$5.4
Unallocated interest income	2.4	3.3	7.7	9.7
Other income (expense), including eliminations	8.6	(1.3)	11.8	(8.9)
Segment Profit	$12.6	$4.2	$24.7	$6.2

Selling, general and administrative expense	$66.2	$57.2	$181.0	$171.7

Investment Volume	$5.9	$3.2	$17.5	$13.2

Trifleet Summary

The tank container leasing market remained challenging in the third quarter of 2025 due to macro-economic headwinds, causing some customers to postpone procurement decisions. Utilization was 83.9% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the quarter ended:

	September 30 2024	December 31 2024	March 31 2025	June 30 2025	September 30 2025
Ending balance	24,755	25,041	25,202	25,323	25,573
Utilization rate at quarter-end (1)	85.6%	84.7%	84.9%	84.7%	83.9%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $9.3 million for the nine months ended September 30, 2025 compared to the same period in the prior year. The variance was driven by higher employee-related expenses, including higher share-based compensation expense and the expenses associated with the potential acquisition of Wells Fargo's rail assets noted above, partially offset by lower information technology expense.

SG&A increased $9.0 million for the three months ended September 30, 2025 compared to the same period in the prior year. The variance was primarily due to higher employee-related expenses, including higher share-based compensation expense and the expenses associated with the potential acquisition of Wells Fargo's rail assets noted above.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income (expense), including eliminations was favorable by $20.7 million for the nine months ended September 30, 2025 compared to the same period in the prior year. The variance was driven by the absence of environmental reserves and expenses related to litigation claims settlements recorded in the prior year and residual sharing proceeds received in the current year, as noted above.

Other income (expense), including eliminations was favorable by $9.9 million for the three months ended September 30, 2025 compared to the same period in the prior year. The variance was primarily a result of the absence of expenses related to the settlements of litigation claims recorded in the prior year and residual sharing proceeds received in the current year, as noted above.

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

As of September 30, 2025, we had an unrestricted cash balance of $696.1 million. We also have a $632 million, 5-year unsecured revolving credit facility in the United States that matures in 2030 and a $368 million, 3-year unsecured revolving credit facility in the United States that matures in 2028, both of which were fully available as of September 30, 2025. In addition, we have a €210 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, of which €120 million was available as of September 30, 2025.

The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30 (in millions):

	2025	2024
Net cash provided by operating activities	$503.8	$396.1
Net cash used in investing activities	(652.4)	(1,131.4)
Net cash provided by financing activities	436.2	789.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.0	(0.8)
Net increase in cash, cash equivalents, and restricted cash during the period	$294.6	$53.0

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 increased $107.7 million compared to the same period in 2024. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue, lower payments for operating leases, and lower payments for taxes, were partially offset by higher payments for interest, maintenance, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the nine months ended September 30 (in millions):

	2025	2024
Portfolio investments and capital additions (1)	$(877.0)	$(1,325.1)
Portfolio proceeds (2)	211.4	171.7
Purchases of assets previously leased (3)	(15.0)	—
Proceeds from sales of other assets (4)	25.7	20.2
Other investing activity	2.5	1.8
Net cash used in investing activities	$(652.4)	$(1,131.4)
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

The decrease in portfolio investments and capital additions of $448.1 million for the nine months ended September 30, 2025 was primarily due to fewer railcars and locomotives acquired at Rail North America and Rail India, the cost of aircraft spare engines acquired at GEL, and fewer tank containers acquired at Trifleet, partially offset by more railcars acquired at GRE. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased by $39.7 million for the nine months ended September 30, 2025, primarily due to more railcars and locomotives sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the nine months ended September 30 (in millions):

	2025	2024
Net proceeds from issuance of debt with original maturities longer than 90 days	$1,026.2	$1,297.0
Repayments of debt with original maturities longer than 90 days	(629.9)	(413.5)
Net increase in debt with original maturities of 90 days or less	105.3	—
Stock repurchases (1)	(18.6)	(21.8)
Dividends	(67.8)	(63.9)
Purchases of assets previously on finance leases (2)	—	(30.4)
Other	21.0	21.7
Net cash provided by financing activities	$436.2	$789.1
_________
(1)    In the nine months ended September 30, 2025, we repurchased 125,709 shares of common stock for $18.6 million. In the nine months ended September 30, 2024, we repurchased 166,400 shares of common stock for $21.8 million.
(2)    In the nine months ended September 30, 2024, we purchased 728 railcars that were previously leased.

The following table shows the activity on our long-term debt principal in the nine months ended September 30, 2025 (in millions):

	December 31 2024	Issuances	Payments	Impact of Foreign Exchange Rates	September 30 2025
U.S. debt	$7,100.0	$800.0	$(300.0)	$—	$7,600.0
Europe debt (1)	1,026.1	139.8	(228.9)	126.1	1,063.1
India debt (2)	144.8	—	—	(5.1)	139.7
Total debt principal	$8,270.9	$939.8	$(528.9)	$121.0	$8,802.8
__________
(1)    Denominated in euros, but presented in U.S. dollars in this table.
(2)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued in during the nine months ended September 30, 2025:

U.S. debt
•$500.0 million of 10-year unsecured 5.50% fixed rate debt.
•$300.0 million of 30-year unsecured 6.05% fixed rate debt.

Europe debt
•€120 million ($140.8 million) of 7-year term loan at GRE in two tranches:
◦€80 million ($93.9 million) of floating rate debt, currently 3.485%.*
◦€40 million ($46.9 million) of 3.88% fixed rate debt.
__________
(*) Floating rates are based on the applicable interest rate as of September 30, 2025.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2025 (in millions):

	Material Cash Obligations by Period
	Total	2025 (1)	2026	2027	2028	2029	Thereafter
Recourse debt	$8,802.8	$136.1	$620.5	$854.8	$736.9	$683.1	$5,771.4
Interest on recourse debt (2)	3,927.4	111.9	389.5	356.8	325.4	287.2	2,456.6
Borrowings under bank credit facilities	117.3	117.3	—	—	—	—	—
Operating lease obligations	180.0	8.6	36.5	33.7	26.5	19.0	55.7
Purchase commitments (3)	1,798.5	231.6	622.7	423.7	441.9	77.5	1.1
Total	$14,826.0	$605.5	$1,669.2	$1,669.0	$1,530.7	$1,066.8	$8,284.8
_________
(1)    For the remainder of the year.
(2)    For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2025.
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

In the second quarter, we increased our existing $600 million, 5-year unsecured revolving credit facility in the United States to $632 million and extended the maturity on this facility by one year from May 2029 to May 2030. This facility contains one additional one-year extension option. As of September 30, 2025, the full $632 million was available under this facility. Additionally, in the second quarter, we increased our existing $350 million, 3-year unsecured revolving credit facility in the United States to $368 million and extended the maturity on this facility by one year from May 2027 to May 2028. This facility contains one additional one-year extension option. As of September 30, 2025, the full $368 million was available under this facility.

In Europe, we have a €210 million, 3-year unsecured revolving credit facility, expiring in December 2027. As of September 30, 2025, €120 million was available under this credit facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €25.0 million. As of September 30, 2025, €15.0 million was available under these credit facilities, as €10.0 million ($11.7 million) was drawn. The weighted average interest rate of these outstanding borrowings during the nine months ended September 30, 2025 was 3.4%.

Delayed Draw Term Loans

As of September 30, 2025, we had INR 2.0 billion ($22.5 million) available under an outstanding delayed draw term loan in India.

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

At September 30, 2025, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €790.0 million, and Trifleet had an outstanding term loan of €116.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the revolving credit facility noted above. In addition, Rail India had outstanding term loans of INR 12.4 billion ($139.7 million) that are subject to certain restrictive covenants.

At September 30, 2025, we were in compliance with all covenants and conditions of all of our credit agreements, indentures, and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of September 30, 2025:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(696.1)	$(754.6)	$(757.2)	$(401.6)	$(503.7)
Borrowings under bank credit facilities	117.3	106.1	101.5	10.4	11.1
Recourse debt	8,751.3	8,741.3	8,653.1	8,215.3	8,293.5
Operating lease obligations	160.7	168.4	174.4	180.0	187.5
Total debt and lease obligations, net of unrestricted cash	$8,333.2	$8,261.2	$8,171.8	$8,004.1	$7,988.4

Total recourse debt (1)	$8,333.2	$8,261.2	$8,171.8	$8,004.1	$7,988.4
Shareholders' Equity	$2,718.9	$2,669.7	$2,549.4	$2,438.9	$2,436.7
Recourse Leverage (2)	3.1	3.1	3.2	3.3	3.3
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

During the nine months ended September 30, 2025, we repurchased 125,709 shares of common stock for $18.6 million, excluding commissions. We repurchased 166,400 shares of common stock for $21.8 million during the same period in 2024. As of September 30, 2025, $46.5 million remained available under the repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2025. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024, for a summary of our policies.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net income (GAAP)	$82.2	$89.0	$236.3	$207.7
Adjustments attributable to consolidated pre-tax income:
Acquisition-related expenses (1)	$3.8	$—	$3.8	$—
Litigation claims settlements (2)	—	3.3	—	3.3
Environmental reserves (3)	—	—	—	10.7
Net gain on Specialized Gas Vessels at Engine Leasing (4)	—	—	—	(0.6)
Total adjustments attributable to consolidated pre-tax income	$3.8	$3.3	$3.8	$13.4
Income taxes thereon, based on applicable effective tax rate	$(0.9)	$(0.8)	$(0.9)	$(3.5)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (5)	$(8.2)	$—	$(8.2)	$—
Total adjustments attributable to affiliates' earnings, net of taxes	$(8.2)	$—	$(8.2)	$—
Net income, excluding tax adjustments and other items (non-GAAP)	$76.9	$91.5	$231.0	$217.6

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Diluted earnings per share (GAAP)	$2.25	$2.43	$6.46	$5.68
Adjustments attributable to consolidated income, net of taxes:
Acquisition-related expenses (1)	0.08	—	0.08	—
Litigation claims settlements (2)	—	0.07	—	0.07
Environmental reserves (3)	—	—	—	0.22
Net gain on Specialized Gas Vessels at Engine Leasing (4)	—	—	—	(0.02)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (5)	(0.22)	—	(0.22)	—
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) *	$2.10	$2.50	$6.31	$5.95
_________
(*)    Sum of individual components may not be additive due to rounding.

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended September 30 (in millions):

	2025	2024
Net income (GAAP)	$312.8	$273.7
Adjustments attributable to consolidated pre-tax income:
Acquisition-related expenses (1)	3.8	—
Litigation claims settlements (2)	—	3.3
Environmental reserves (3)	—	10.7
Net loss on Specialized Gas Vessels at Engine Leasing (4)	—	2.0
Total adjustments attributable to consolidated pre-tax income	$3.8	$16.0
Income taxes thereon, based on applicable effective tax rate	$(0.9)	$(3.5)
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (6)	$(6.0)	$(3.0)
Net operating loss valuation allowance adjustment (7)	—	(2.3)
Total other income tax adjustments attributable to consolidated income	$(6.0)	$(5.3)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (5)	$(8.2)	$—
Total adjustments attributable to affiliates' earnings, net of taxes	$(8.2)	$—
Net income, excluding tax adjustments and other items (non-GAAP)	$301.5	$280.9
_________
(1)    Non-recurring expenses associated with the potential acquisition of Wells Fargo's rail assets.
(2)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(3)    Reserves recorded in 2024 for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses.
(4)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(5)    Insurance recoveries related to aircraft spare engines at RRPF for which it had previously recorded impairment losses.
(6)    Deferred income tax adjustment attributable to state tax rate reductions in 2024 and 2023.
(7)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.

	2025	2024
Return on Equity (GAAP)	12.1%	11.9%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	11.7%	12.2%

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2025, we repurchased 9,772 shares of common stock for $1.5 million under the share repurchase program compared to 96,356 share repurchases for $12.9 million completed during the third quarter of 2024. As of September 30, 2025, $46.5 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed by month during the third quarter of 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2025 - July 31, 2025	1,952	$154.00	1,952	$47.8
August 1, 2025 - August 31, 2025	7,820	$155.78	7,820	$46.5
September 1, 2025 - September 30, 2025	—	$—	—	$46.5
Total	9,772	$155.43	9,772
Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended September 30, 2025.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and nine months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: October 30, 2025