Form 10-K
period 2025-12-31
GATX CORP
filed 2026-02-19
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $5.4 billion as of June 30, 2025.

There were 35.5 million common shares outstanding at January 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 13, 2026	PART III

GATX CORPORATION
2025 FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and, accordingly, involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. Forward-looking statements include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "outlook," "continue," "likely," "will," "would," and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements, except to the extent required by applicable law.

The following factors, among others and in addition to the risks, uncertainties, and other important factors discussed under "Risk Factors" and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"), could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦prolonged inflation or deflation
◦high interest rates
◦weak macroeconomic conditions and world trade policies
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including geopolitical tensions or conflicts, geographic exposure and customer concentrations
◦customers' desire to buy, rather than lease, our transportation assets
◦other operational or commercial needs or decisions of our customers
•reduced demand for our rail assets resulting from a change in pricing, service offerings, or operating conditions of North American railroads
•competitive factors in our primary markets
•threatened or implemented changes in tariffs or other global trade policies
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases or a significant increase in compliance-based maintenance events
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities, including the recent acquisition of the Wells Fargo fleet

•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses
•potential obsolescence of our assets
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties or trade barriers affecting our activities in the countries where we do business
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•inability to attract, retain, and motivate qualified personnel, including key management personnel
•inability to protect our information technology from cybersecurity threats
•risks posed by artificial intelligence
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•changes in, or failure to comply with, laws, rules, and regulations
•environmental liabilities and remediation costs
•operational, functional and regulatory risks associated with climate change, severe weather events, and other environmental concerns
•risks associated with sustainability concerns
•U.S. and global political conditions and the impact of increased geopolitical tension, civil unrest and armed conflict on domestic and global economic conditions
•prolonged inflation or deflation or interest rate increases
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•fluctuations in foreign exchange rates
•inability to obtain cost-effective insurance
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inadequate allowances to cover credit losses in our portfolio
•asset impairment charges we may be required to recognize
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures
•risks of a widespread health crisis

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX," the "Company," "we," "us," "our," and similar terms), a New York corporation founded in 1898, is a leading global railcar lessor, owning fleets in North America, Europe, and India. In addition, through GATX Engine Leasing ("GEL"), our wholly owned aircraft spare engine leasing business, and our joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

On May 29, 2025, GATX entered into a definitive agreement to acquire railcars from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). The transaction formally closed on January 1, 2026 and consisted of approximately 101,000 railcars for approximately $4.2 billion. Initially, GATX's ownership share of GABX is 30%, with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of GABX's equity over time. GATX also agreed to directly purchase approximately 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield agreed to directly acquire Wells Fargo’s rail finance lease portfolio. GATX will serve as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield. In anticipation of the closing of the transaction, on December 31, 2025, GATX contributed equity of $385.3 million to GABX, Brookfield contributed equity of $899.0 million to GABX, and GABX executed a $2.96 billion term loan to fund the acquisition. GATX has guaranteed GABX's debt financing obligations. During 2025, GABX entered into deal contingent interest rate swaps in order to hedge the exposure on its anticipated debt financing. As of December 31, 2025, GABX is consolidated and is reported in the Rail North America segment, and its operations will be reflected within that segment for reporting periods after the closing of the transaction. See "Note 26. Subsequent Events" in Part II, Item 8 of this Form 10-K for further information.

In the fourth quarter of 2025, GATX Rail Europe acquired 5,882 railcars from DB Cargo AG.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

At December 31, 2025, we had total assets of $18.0 billion, composed largely of railcars.

OPERATIONS

GATX RAIL BUSINESS OVERVIEW

Our wholly owned fleet of approximately 156,000 railcars is one of the largest railcar lease fleets in the world. We lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe, and freight cars in India. The following table sets forth our worldwide rail fleet data as of December 31, 2025:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	63,328	44,297	107,625	288	107,913	627
Rail International	23,437	25,212	48,649	7	48,656	—
Total	86,765	69,509	156,274	295	156,569	627

Our rail customers primarily operate in the transportation, chemical, petroleum, and food/agriculture industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship more than 580 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

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

Approximately 156,000 Railcars as of 12/31/2025

GATX's Industries Served

Other, 12%
Chemicals & Plastics, 25%
Mining, Mineral & Aggregates, 5%
Food & Agriculture, 13%
Refiners & Other Petroleum, 25%
Railroads & Other Transports, 20%

Based on 2025 Combined Rail North America and Rail International Revenues

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. These railcars have estimated economic useful lives of 27 to 45 years and an average age of approximately 17 years. Rail North America has a large and diverse customer base, serving approximately 800 customers. In 2025, one customer accounted for more than 5% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 25% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar type, lease structure, and market conditions. The average remaining lease term of the North American fleet was approximately 43 months as of December 31, 2025. Rail North America’s primary competitors in railcar leasing are Union Tank Car Company, CIT Rail, Trinity Industries Leasing Company, and American Industrial Transport. Rail North America competes primarily on the basis of availability of railcars, maintenance capabilities, lease rate, lease structures, customer relationships, and engineering expertise.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, Inc., The Greenbrier Companies, Inc. ("Greenbrier") and its subsidiaries, National Steel Car Ltd., and FreightCar America, Inc. We also acquire new and used railcars in the secondary market.

In 2022, we entered into a long-term railcar supply agreement with Trinity to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity is scheduled to deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2025, 8,133 railcars have been ordered pursuant to the terms of the agreement, of which 5,720 have been delivered.

Rail North America also owns a fleet of locomotives, consisting of 567 four-axle and 60 six-axle locomotives as of December 31, 2025. Locomotive customers are primarily regional and short-line railroads and industrial users. Lease terms vary from month-to-month to ten years. As of December 31, 2025, the average remaining lease term of the locomotive fleet was approximately 24 months. Rail North America's primary competitors in locomotive leasing are CIT Rail and LTEX Rail. Competitive factors in the market include availability of locomotives, lease rates, customer service, and maintenance.

Maintenance

Rail North America operates an extensive network of maintenance facilities in the United States and Canada dedicated to performing safe, timely, efficient, and high-quality railcar and locomotive maintenance services for customers. Railcar services include interior cleaning of railcars, routine maintenance and general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, interior blast and lining, exterior blast and painting, and car stenciling. Locomotive services include a full suite of mechanical repairs, as well as periodic inspections. To the extent possible, maintenance is scheduled in a manner that minimizes the amount of time the asset is out of service.

At December 31, 2025, Rail North America’s maintenance network consisted of:

•Six major maintenance facilities that can complete nearly all types of railcar maintenance services;
•One smaller railcar maintenance facility with more limited capabilities;
•Three customer-dedicated sites (two locomotive-oriented and one railcar-oriented) operating within customer facilities that offer services tailored to the needs of such customers' fleets; and
•Three locations (two locomotive-oriented and one railcar-oriented) with mobile units that travel to field locations to provide services tailored to the needs of our customers' fleets.
The maintenance network is supplemented by a number of preferred third-party maintenance providers and railroads. In 2025, third-party maintenance network expenses accounted for approximately 23% of Rail North America’s total maintenance network expenses, excluding repairs performed by the railroads. In 2025, wholly owned and third-party maintenance facilities performed approximately 36,000 service events, including in some cases multiple independent service events for the same railcar.
Our maintenance activities are primarily dedicated to servicing our wholly owned railcar and locomotive fleet pursuant to the provisions of our lease contracts. This may include services that are not included in the full-service lease agreement, such as repairs of railcar or locomotive damage or other customer-specific requirements. Revenue earned from these types of maintenance services is recorded in other revenue. We also perform maintenance and repair activities on railcars and locomotives owned by third parties.

Affiliates

GATX is a co-founder of and, as of December 31, 2025, owns a 10% share in the RailPulse LLC ("RailPulse") joint venture. RailPulse's owners consist of a coalition of North American railcar owners, including leasing companies, shippers, short lines, and Class I railroads. The RailPulse joint venture was formed to create an industry-wide telematics platform to enable the use of telematics devices to gather data and enhance rail safety and the value proposition for rail shippers across North America. The financial results of RailPulse are not material to GATX.

As noted above, as part of the acquisition of Wells Fargo's rail operating lease portfolio, GATX entered into a newly formed joint venture, GABX, with Brookfield. As of December 31, 2025, GATX owns a 30% share of GABX, with the option to acquire up to 100% of GABX's equity over time. GABX is consolidated and is reported within the Rail North America segment.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and until January 31, 2023, Russia ("Rail Russia"). GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. As of December 31, 2025, GRE owned 36,484 railcars with estimated useful lives of 32 to 40 years and an average age of approximately 17 years. GRE has a diverse customer base with approximately 300 customers. In 2025, one customer accounted for approximately 17% of GRE's total lease revenue and the top ten customers combined accounted for approximately 47% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and, as of December 31, 2025, the average remaining lease term of the European fleet was approximately 26 months. GRE's primary competitors are VTG Aktiengesellschaft, Streem (formerly known as the Ermewa Group), Wascosa AG, and Touax. GRE competes principally on the basis of availability of railcars, customer relationships, lease rate, lease structure, engineering, and maintenance expertise.

GRE acquires new railcars primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Duro Dakovic, and Tatravagonka a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles tank cars each year. As of December 31, 2025, GRE had commitments to acquire from third parties, primarily from Gök Yapi San. Tic. a.s., Greenbrier-Astra Rail, Duro Dakovic and Tatravagonka a.s., 746 newly manufactured railcars scheduled to be delivered in 2026.

In the fourth quarter of 2025, GRE acquired 5,882 railcars from DB Cargo AG. The acquisition was an opportunity to grow and diversify the GRE fleet by adding a mix of favorable model types.

As of December 31, 2025, Rail India owned 12,165 railcars with estimated useful lives of 15 to 30 years. Rail India's leases are net leases, under which the lessee assumes responsibility for maintenance of the railcars, and have terms generally ranging from five to fifteen years. As of December 31, 2025, the average remaining lease term of the Indian fleet was approximately 75 months. Rail India has a customer base of 20 customers in the automotive, container, steel, cement, and bulk commodities transport sector, as well as one customer in the public sector. As of December 31, 2025, Rail India had entered into contracts to acquire 665 railcars to be delivered in 2026, all of which have committed leases in place with customers.

Maintenance

GRE operates a maintenance facility in Ostróda, Poland that performs significant repairs, regulatory compliance, and modernization work for our owned railcars and assembles railcars for GRE's fleet. This facility is supplemented by an extensive network of third-party repair facilities. The third-party repair facilities accounted for approximately 68% of GRE's total maintenance network expenses in 2025.

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

ENGINE LEASING

Engine Leasing is composed primarily of the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates") that lease aircraft spare engines and GEL, our wholly owned aircraft spare engine leasing business.

Affiliates

The RRPF affiliates are a group of 50% owned domestic and foreign joint ventures with Rolls-Royce, a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in leasing of aircraft spare engines directly to a diverse group of commercial aircraft operators worldwide and leasing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2025, the RRPF affiliates, in aggregate, owned 456 engines, of which 182 were on lease to Rolls-Royce. Aircraft engines have an estimated economic useful life of 25 to 30 years. As of December 31, 2025, the average age of these engines was approximately 11 years. Lease terms vary, but typically range from 5 to 12 years. The RRPF affiliates are staffed and managed by seconded Rolls-Royce employees, who also oversee any required maintenance activities.

Owned Assets

GEL is our wholly owned entity that invests directly in aircraft spare engines. As of December 31, 2025, GEL owned 46 aircraft spare engines, with 21 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. These aircraft spare engines have an estimated economic useful life of 25 to 30 years. As of December 31, 2025, the average age of these engines was approximately 5 years. The average remaining lease term of engines on long-term leases as of December 31, 2025 was approximately 5 years. All engines at GEL are managed by the RRPF affiliates.

Historically, Engine Leasing had marine assets (the "Specialized Gas Vessels") that were utilized to transport pressurized gases and chemicals, such as liquefied petroleum gas and ethylene, primarily on short-term spot contracts and medium-term charters and contracts of affreightment for major oil and chemical customers worldwide. As of December 31, 2023, we had sold all of our marine assets.

OTHER

Trifleet owns and manages tank containers that are leased to a diverse base of approximately 300 customers in the chemical, industrial gas, energy, food, cryogenic and pharmaceutical industries, and transport and logistic operators. These tank containers have estimated useful lives of 15 to 25 years and an average age of approximately 8 years. Trifleet's lease terms generally range from one to five years and, as of December 31, 2025, the average remaining lease term was approximately 23 months. Trifleet manages tank containers on behalf of a limited number of third-party container investors under long-term agreements. Under these agreements, Trifleet earns fees for managing these investor-owned fleets, and provides various services, including the sourcing of new containers and customers, leasing and remarketing of tank containers, and arranging inspection and maintenance services. Trifleet's primary competitors are Exsif, Eurotainer, Raffles, Seaco, CS Leasing, and Peacock.

Trifleet acquires new tank containers primarily from China International Marine Containers (Group) Ltd., Jingjiang Asian-Pacific Logistics Equipment Co., Ltd., and Nantong Tank Container Co., Ltd.. As of December 31, 2025, Trifleet had commitments to acquire 930 newly manufactured tank containers from from third-parties to be delivered in 2026 and 2027.

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

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information.

HUMAN CAPITAL

The strength of our workforce is a significant contributor to our success. To facilitate talent attraction and retention, we endeavor to make GATX an inclusive and safe workplace that recognizes and fosters innovation and a variety of viewpoints while providing employees with opportunities to grow and develop in their careers. This is supported by efforts to promote competitive compensation, a range of benefits, health and wellness offerings, and programs that build connections between our employees and their communities.

Employees and Employee Relations

As of December 31, 2025, we employed 2,371 persons globally, of whom approximately 39% were union workers covered by collective bargaining agreements. The hourly employees at our U.S. service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

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

Our People

GATX is committed to fostering an inclusive environment where employees feel valued and welcomed to be their best personally and professionally. In recent years, GATX has committed to strengthening its culture through a variety of projects and processes, including:

•aiming to cultivate an inclusive environment where everyone can contribute their full range of knowledge, experiences, and perspectives in order to attract and retain talent, drive innovation and enhance business outcomes;
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

Talent Development and Retention

We champion learning and career growth for our employees, as we believe the talent and efforts of our employees drive the success of our business. We believe the long tenure of many GATX employees is an attestation to the organization's culture and career opportunities. Employees are supported with a multi-tiered approach to learning. For example, managers receive training on topics such as performance management and goal-setting, while employees in our maintenance facilities have access to certification programs that enable their career progression. Career success profiles provide transparency into what it takes to be successful at GATX as an individual contributor and also as a leader. Our talent development programs are designed to provide employees with the resources they need to help achieve their career goals, build management skills, and lead their organizations, as well as to facilitate readiness for potential successors within our leadership pipelines.

Compensation and Benefits

GATX provides comprehensive compensation and benefits programs to support our employees’ overall well-being. In addition to offering competitive salaries, GATX provides employees with annual bonuses, stock awards, a matched 401(k) plan, comprehensive health insurance, prescription drug coverage, health savings accounts, and paid time off. Our retirement program includes pension plans, a health reimbursement account, and pre-65 medical plan for employees retiring from the Company. Other benefits include life, disability, and accident insurance, paid parental leave, identity theft coverage, flexible time off, adoption assistance, tuition reimbursement, and hybrid work environments.

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

GATX continues to be recognized as a Responsible Care Partner by the American Chemistry Council ("ACC") and the Chemistry Industry Association of Canada ("CIAC") and is an active participant in the Transportation Community Awareness and Emergency Response ("TRANSCAER") initiative, a national outreach effort assisting communities to prepare for and respond to possible hazardous materials transportation incidents. Additionally, GATX offers training to educate personnel on workplace hazards, safe work practices, and their environmental, health, and safety impacts in work areas. We hold training events at customer locations across North America through the use of our TankTrainer™ mobile classroom.

Community Commitment

We believe that building connections between our employees and their communities creates a more meaningful, fulfilling, and productive workplace. GATX has a long history of supporting causes in communities where our employees live and work, establishing a company culture that values strong corporate citizenship. We invest in programs that strengthen education, promote environmental stewardship, and support local nonprofits, but our commitment extends beyond financial support. Every year, our local offices organize opportunities for employees to volunteer and give back in their communities. In addition to Company-sponsored volunteer activities, we offer eligible employees at our North America corporate locations one paid day off per year to volunteer for a cause that is personally meaningful to them. We strive to create lasting partnerships that address community needs and foster resilience. By empowering employees to take an active role in these efforts, we reinforce our belief that corporate success and community well-being go hand in hand.

SUSTAINABILITY

We are committed to growing our business in a sustainable and socially responsible manner, and we believe this can help promote our performance over the long term. We demonstrate our commitment through our programs and initiatives. A multi-functional team meets periodically as a committee to develop, assess, and prioritize sustainability topics that are important to our business and our stakeholders and to continually improve both the measurement and transparency of our sustainability disclosures and practices. The Governance Committee of GATX’s Board of Directors (the "Board" or "Board of Directors") has primary oversight responsibility for our ongoing and developing sustainability efforts. We maintain a Sustainability page on our website (www.gatx.com) to provide relevant information, including policies and key performance data, to our stakeholders. GATX issues an annual Sustainability Accounting Standards Board ("SASB") report, which can be found on our website, that discloses metrics related to relevant sustainability factors. Nothing on our website shall be deemed incorporated by reference into this Form 10-K.

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

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in other countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup, and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2025, environmental costs were not material to our financial position, results of operations, or cash flows. For further discussion, see "Note 24. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

We recognize that climate risks, including related regulatory action, have the potential to impact our leasing businesses and maintenance operations. GATX continues to evaluate and assess business, operational, and strategic risks associated with climate change and reports on key environmental data. We publish Scope 1 and Scope 2 greenhouse gas emissions and continue to work on assessing our full value chain impacts on the environment in an effort to identify opportunities to reduce those impacts.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Robert C. Lyons	President and Chief Executive Officer	2022	62
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	57
Brian L. Glassberg	Executive Vice President, General Counsel and Secretary	2022	51
Kim Nero	Executive Vice President and Chief Human Resources Officer	2021	51
Paul F. Titterton	Executive Vice President and President, Rail North America	2022	50
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	58
Kevin J. Hillesland	Senior Vice President, Structured Finance	2023	62
Christopher M. LaHurd	Senior Vice President, International	2024	43
Jennifer M. McManus	Senior Vice President, Controller and Chief Accounting Officer	2020	46
Geoffrey D. Phillips	Senior Vice President, Operations	2023	57
John M. Sbragia	Senior Vice President, Engineering and Quality	2023	55
Jennifer L. Van Aken	Senior Vice President, Treasurer and Chief Risk Officer	2020	51
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	63
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer	2018	58

•Mr. Lyons was elected President and Chief Executive Officer and as a director effective April 2022. Previously, Mr. Lyons served as Executive Vice President and President, Rail North America from 2018 to April 2022, Executive Vice President and Chief Financial Officer from 2012 to 2018, Senior Vice President and Chief Financial Officer from 2007 to 2012, Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998. Mr. Lyons has served as a director of Packaging Corporation of America since 2011.

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

•Mr. Glassberg was elected Executive Vice President, General Counsel and Secretary effective December 2022. Since joining GATX in 2011, Mr. Glassberg has served in various leadership roles within the law department, including as Deputy General Counsel from April 2021 to November 2022 and Associate General Counsel from 2015 to March 2021. Prior to joining GATX, Mr. Glassberg was an associate in the corporate department of the Washington, DC and Chicago, IL offices of Latham & Watkins, LLP.

•Ms. Nero was elected Executive Vice President and Chief Human Resources Officer effective May 2021. Prior to joining GATX, Ms. Nero served as Vice President, Human Resources at Ferrara Candy Company from 2017 to April 2021. Prior to that, she held positions in sales and then went on to lead global human resources functions in the financial, pharmaceutical, consumer packaged goods, and manufacturing industries at Discover, EVRAZ, Eli Lilly, and SC Johnson Wax.

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

•Mr. Hillesland was elected Senior Vice President, Structured Finance, effective August 2023. Previously, Mr. Hillesland served as Vice President and Executive Director, Structured Finance from 2017 to August 2023. Since joining GATX in 1994, Mr. Hillesland has held leadership positions with increasing responsibility across corporate finance, rail, portfolio investments, and structured finance.

•Mr. LaHurd was elected Senior Vice President, International, effective August 2024. Previously, Mr. LaHurd was Vice President, International Business Development from 2017 to August 2024. Since joining GATX in 2008, Mr. LaHurd has held leadership positions with increasing responsibility across finance and international business development.

•Ms. McManus was elected Senior Vice President, Controller and Chief Accounting Officer effective January 2020. Previously, Ms. McManus served as Senior Director, Investor Relations and Accounting Research, Policy & Planning from 2017 to December 2019 and Director, Accounting Research, Policy & Planning from 2015 to 2017. Prior to joining GATX, Ms. McManus held various positions of increasing responsibility with Hyatt Hotels Corporation, Tribune Company, and in public accounting.

•Mr. Phillips was elected Senior Vice President, Operations, effective August 2023. Previously, Mr. Phillips served as Vice President and Group Executive, Operations from April 2022 to August 2023 and as Vice President and Executive Director, North American Rail Services & Logistics from 2016 to March 2022. Since joining GATX in 1996, Mr. Phillips has held leadership positions with increasing responsibility across finance, business development, customer experience, operations, and rail services and logistics.

•Mr. Sbragia was elected Senior Vice President, Engineering and Quality, effective August 2023. Previously, Mr. Sbragia served as Vice President and Group Executive, Engineering and Quality from April 2022 to August 2023 and as Vice President, Railcar Engineering & Quality Assurance from 2012 to March 2022. Since joining GATX in 1998, Mr. Sbragia has held leadership positions in engineering and quality with increasing responsibility.

•Ms. Van Aken was elected Senior Vice President, Treasurer, and Chief Risk Officer effective September 2020. Previously, Ms. Van Aken served as Vice President, Financial Planning & Analysis from 2019 to 2020, Senior Director, Financial Planning & Analysis from 2018 to 2019, Assistant Treasurer, Corporate Finance from 2016 to 2018, Director, Investment Risk Management from 2015 to 2016, Director, Investor Relations from 2010 to 2015, Director, Corporate Finance from 2009 to 2010, and Manager, Corporate Finance from 2006 to 2009. Prior to joining GATX, Ms. Van Aken held a number of positions of increasing responsibility in the financial services industry.

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

AVAILABLE INFORMATION

We make available free of charge at our website, www.gatx.com, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy statements, and other information which we have filed with the SEC. The SEC website may be found at http://www.sec.gov. Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Company Officers are posted under Governance in the Investor Relations section of our website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Company Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on our website is not incorporated by reference into this Form 10-K.

Item 1A.  Risk Factors

Investors should consider the risk factors described below as well as other information contained in this filing or our other filings with the SEC before investing in our securities. If any of the events described in the risk factors below occur, our business, financial condition and results of operations could be materially adversely affected.

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

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Customer demand for our transportation assets and services can be adversely affected by various economic and other factors, including:

•Prolonged inflation or deflation;
•High interest rates;
•Weak macroeconomic conditions and world trade policies, including threatened or implemented tariffs, embargoes and sanctions;
•Weak market conditions in our customers’ businesses;
•Adverse changes in the price of, or demand for, commodities;
•Changes in railroad operations, efficiency, safety, pricing and service offerings, including those related to “precision scheduled railroading”, labor strikes or shortages, or mergers of one or more Class I railroads;
•Changes in, or disruptions to, supply chains;
•Availability of pipelines, trucks, and other alternative modes of transportation;
•Changes in conditions affecting the aviation industry, including geographic exposure, geopolitical tensions or conflict, and customer concentrations; and
•Other operational or commercial needs or decisions of our customers.

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

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of assets in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive alternatives. In either case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity. In addition, demand for transportation assets used to transport certain commodities may be affected positively or negatively by new or revised laws or regulations, or by new or revised government policies, subsidies or mandates, affecting such commodities.

The availability and relative cost of alternative modes of transportation and changes in customer transportation preferences also could reduce demand for our assets. For example, technological innovations in the trucking industry and patterns of U.S. economic growth that favor truck over rail could result in a modal shift away from rail and reduce customer demand for our rail assets. Demand for our other transportation assets and related services is also influenced by many of the factors discussed above. For example, aircraft spare engine leasing is influenced by airline and lessee profitability, patterns in global air travel, reliability and durability of engine types, world trade policies, widespread health crises, geopolitical tensions or conflict, technological advances, and price and other competitive factors. A significant decline in customer demand for our assets and services could adversely affect our financial performance.

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

A significant change in pricing and/or service offerings by North American railroads, or poor operating conditions, could reduce demand for our rail assets and negatively impact our financial performance.

Our North American rail asset leasing business is impacted by the operations of the railroads, particularly the largest rail systems known as the “Class I railroads”, most of which are operating under a philosophy known as “precision scheduled railroading” or “PSR”. If PSR results in substantial increases in train velocity or decreases in dwell time for rail assets, the resulting excess supply of railcars and/or locomotives may adversely impact the demand for our rail assets. Alternatively, if PSR results in increased pricing and/or reduced service frequency, decreased reliability, safety and/or quality, the value proposition of rail freight for shippers relative to alternative modes of transportation could be reduced. Apart from PSR, other factors such as adverse weather conditions, railroad mergers, labor strikes or shortages, poor service to shippers, other disruptions to railroad operations, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. Each of these cases could reduce demand for our rail assets and decrease fleet utilization due to modal shift away from rail, all of which could negatively impact revenue and our results of operations.

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

Threatened or implemented changes in tariffs and other global trade policies could adversely affect our business.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, and treaties. The current U.S. presidential administration has announced a range of tariffs on imports from many countries, but the situation remains fluid, and the long-term application of such tariffs, and their effect on our business, is difficult to predict. We are continuing to monitor the evolving environment, and we are working with our suppliers and customers to mitigate potential impacts on our business. While many of our current asset purchases, including newly manufactured railcars, are exempt under the United States-Mexico-Canada Agreement (“USMCA”), that status may change in the future, and many components and materials on which we rely may not be exempt. Any new, modified, or threatened tariffs, as well as continued uncertainty regarding global trade policies, could increase our costs, negatively affect demand from our customers, or lead to general economic decline, any of which could adversely affect our business, financial condition or results of operations. Furthermore, our competitors may be less exposed to tariff impacts or in a better position to mitigate increased costs, which could adversely affect our competitiveness.

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

We also perform a variety of government or industry-mandated maintenance programs on our fleet of transportation assets. These compliance programs are cyclical in nature, and as a result, we can face significant increases in the number of maintenance events in any given year. A significant increase in maintenance events or severe constraints in the repair networks may negatively impact our operations and substantially increase maintenance and other related costs as a result of increased volume or the need to utilize higher cost third party maintenance providers. In addition, while we may rely on third party maintenance providers to assist with certain compliance procedures for our transportation assets, high demand faced by these providers from other asset owners may constrain our access to the providers or may substantially increase our costs.

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

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. In order to obtain committed access to a supply of newly built railcars on competitive terms, we periodically enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. Some of these agreements may provide for flexibility in the pricing, timing, and quantity of our purchasing commitments, while other such agreements may not. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars at reasonable rates, or at all. Furthermore, we may be required to take delivery of railcars at points when our financing costs may be high. These factors could negatively affect our revenues and profitability. In addition, if tariffs, trade policies, labor interruptions or shortages, trade disputes, commodity prices, geopolitical tensions, inflation, supply chain disruptions, industry consolidation, or other factors lead to higher prices for steel or other raw materials used to manufacture railcars or components utilized in such railcars, we may be required to pay higher prices to purchase new railcars, which could adversely affect our ability to profitably lease those railcars to customers.

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

Failure to effectively integrate the Wells Fargo rail business, or to realize the other anticipated benefits of the GABX joint venture, could adversely affect our business, financial condition, and results of operations.

On January 1, 2026, we closed on the acquisition of Wells Fargo’s rail operating lease portfolio. The acquisition was completed through a newly formed joint venture with Brookfield. While we expect GABX to contribute materially to our results of operations, the joint venture is subject to numerous risks and uncertainties, many of which are beyond our control.

The success of the GABX joint venture will depend, in part, on our ability to successfully integrate the acquired business without materially disrupting our current operations. Realizing the expected benefits requires timely execution of core integration activities, including transferring contracts, migrating data and systems, onboarding new employees, operational handovers, coordinated customer and vendor communications, and properly accounting for the new assets and services. Delays or errors could cause service disruptions, customer or vendor losses, higher costs, and diminished benefits. Integration efforts may also divert management’s attention from our ongoing operations, and unanticipated integration costs may be significant and exceed current estimates. Any such integration challenges could adversely affect our business, financial condition and results of operations.

We may not realize the anticipated benefits from the GABX joint venture for other reasons, including an inability to manage a larger fleet profitably, challenges in leveraging the enhanced customer base, or failure to capitalize on potential cost efficiencies and synergies. The success of the GABX joint venture depends on effective governance and alignment with our joint venture partner Brookfield, and it is also subject to the same execution risks that affect our core railcar business. Failure to effectively execute GABX’s strategy, including with respect to leasing rates, utilization, asset sales, maintenance and safety standards, capital deployment, and remarketing opportunities, could result in operational and financial performance below expectations. Further, if a failure to operate successfully causes GABX to be unable to make required debt payments, we may be required to make the payments thereunder as guarantor to GABX's credit agreement obligations, which could reduce our liquidity and increase our leverage. If we are unable to realize the anticipated benefits of the GABX joint venture, our business, financial condition and results of operations could be adversely affected.

Minority ownership of the GABX joint venture and failure to acquire increased or full ownership of it may adversely affect our financial results.

We currently own 30% of the GABX joint venture and serve as the exclusive manager of its rail portfolio and day‑to‑day operations. GABX’s governance documents limit our ability to act unilaterally on certain matters and may constrain certain strategic flexibility. As with all joint ventures, differences in views between us and Brookfield may delay decisions or prevent agreement on certain issues, and potential or actual conflicts of interest could result in lost or delayed opportunities.

We hold a series of annual call options that, if exercised in full over time, may result in GATX acquiring 100% ownership of GABX; however, there can be no assurance that we will exercise these options on the anticipated schedule or at all, that required regulatory approvals will be obtained when needed, or that we will have access to financing on acceptable terms to fund any of these option exercises. If we do not exercise a call option within the applicable window, our economic participation in certain distributable cash flows under the joint venture agreements can be adversely adjusted for a limited period, which could materially reduce our cash flows. Any of these factors could adversely affect our ability to achieve full ownership or realize the anticipated benefits of the GABX joint venture, which could adversely affect our business, financial condition and results of operations.

We may not be able to successfully consummate and manage other acquisition and divestiture activities, which could have an adverse impact on our financial statements.

In addition to the Wells Fargo portfolio acquisition, from time to time, we may acquire other businesses and, based on an evaluation of our business portfolio, divest existing businesses. These transactions may likewise present financial, managerial, and operational challenges, including diversion of management attention, difficulty with integrating or separating personnel and systems, increased expenses and costs, assumption of liabilities and indemnities, and increased compliance risks. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses, which may reduce our profitability. If we are unable to consummate such transactions, we will not receive the expected benefits, and alternative favorable opportunities may not be available to us. If we cannot successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, or are unable to complete a divestiture, our financial results could be adversely affected.

We rely on Rolls-Royce in connection with our aircraft spare engine leasing businesses, and certain factors that adversely affect Rolls-Royce could have an adverse effect on those businesses.

GATX and Rolls-Royce each own 50% of domestic and foreign joint venture entities that own and lease aircraft spare engines to Rolls-Royce and owners and operators of commercial aircraft. In addition, GATX directly invests in aircraft spare engines through its wholly owned subsidiary, GEL, and places some of these engines on long-term leases with airline operators, with RRPF serving as the asset manager. For other engines, GEL also provides Rolls-Royce with access to aircraft spare engine capacity to support Rolls-Royce’s engine maintenance program for its customers. Rolls-Royce is therefore a major customer of the RRPF affiliates and of GEL, as well as a critical supplier of aircraft spare engines and commercial, technical, and maintenance services to GATX and the RRPF affiliates. A deterioration in (1) the performance of services provided by Rolls-Royce or RRPF, or (2) the durability and reliability of the engines, or (3) the financial condition, creditworthiness or liquidity of Rolls-Royce or RRPF could negatively impact GATX’s financial performance or, in the case of GEL, its operational performance.

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
•Failure to develop and maintain data management practices that comply with laws related to cybersecurity, privacy, artificial intelligence ("AI"), data localization, and data protection;
•Discriminatory or conflicting fiscal or trade policies;
•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions;
•Uncollectible accounts and longer collection cycles that may be more prevalent in certain countries; and
•Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base.

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

Information Technology Risks

If we are unable to adequately protect our information technology systems against cybersecurity threats and related disruptions, our business could be negatively impacted.

Our business relies heavily on information technology ("IT"). Our IT infrastructure includes systems we own and manage, as well as those provided by third parties, including cloud-based services (collectively, our “IT Infrastructure”). We and certain of our third-party providers collect, process, and store data relating to customers, employees, business partners and others, including personal information and confidential business information (collectively, “Confidential Information”). We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Infrastructure and Confidential Information.

Cybersecurity threats have increased in recent years in their frequency, complexity, and sophistication. We and our third-party providers are regularly subject to attempted cyber intrusions, some of which have been successful, and we expect these incidents to continue to evolve. Moreover, the use of emerging technologies, including AI, by us or our third-party providers may pose new or unforeseen cybersecurity risks. While we have invested significant expense and effort in the protection of our information and systems, the steps we have taken may not be effective in preventing all breaches of our IT Infrastructure. A successful cyberattack or other security incident could result in business interruptions, financial losses, theft, destruction, unavailability, or unauthorized disclosure of Confidential Information, reputational harm, loss of customers, significant remediation costs, or exposure to litigation, regulatory investigations, or penalties. Such events could adversely affect our operations, financial position, and results of operations. There can be no assurance that our cybersecurity risk management program and processes will be fully effective in protecting our systems and information. While we maintain insurance to mitigate our exposure to these risks, our insurance policies, which carry retention and coverage limits, may not be adequate to reimburse us for all losses caused by a cybersecurity event, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

In addition, we are subject to an evolving and increasingly complex set of federal, state, and foreign laws and regulations governing data privacy, data protection, cybersecurity, and AI. We could incur substantial costs related to ongoing compliance with these requirements, and any failure to comply with applicable laws and regulations could lead to significant fines, penalties, litigation, or reputational damage.

Artificial Intelligence could pose risks to our business.

We may increasingly use AI in our business going forward, and challenges with its implementation or use could result in operational issues, reputational or financial harm, or legal liability. Conversely, innovations driven by AI may positively impact industries that utilize transportation assets going forward, and if we do not successfully implement them, we may fail to increase operational efficiency, lose competitive advantage, or face diminished customer demand. These factors could materially impact our business, financial condition, or results of operations.

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

Our fleets of transportation assets and related operations are subject to various U.S. and non-U.S. laws, rules, and regulations administered by authorities in jurisdictions where we do business, including the Association of American Railroads. Such laws, rules, and regulations could be changed in ways that would require us to modify our business models and objectives, impose requirements for additional maintenance or substantial modification or refurbishment of our assets, or otherwise affect our returns on investments by restricting or prohibiting existing activities or increasing costs. Violations of these laws, rules, and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeiture of assets, and reputational damage.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, state, local, and non-U.S. environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. We could incur substantial costs, including cleanup costs, fines, and costs arising out of claims for property damage, natural resource damage, or personal injury as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased asset may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from such asset without regard to the owner’s fault. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes, which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. Governments or regulators may change the legislative or regulatory frameworks in which we operate, including environmental laws and regulations, without providing us any recourse to address any adverse effects such changes may have on our business. Due to the regulatory complexities, risk of unidentified contaminants on our properties, and the potential liability for our operations as well as those of our lessees, it is possible environmental and remediation costs may be materially greater than the costs we have estimated.

We may be affected by physical effects of or societal responses to climate change.

In recent years, regulatory focus on climate change and greenhouse gas (“GHG”) emissions has increased across the globe. Compliance with new government regulations could increase our operating costs. New disclosure rules and regulations related to climate change, such as the Corporate Sustainability Reporting Directive and related European Sustainability Reporting Standards in the European Union and climate disclosure rules in California, may require us to design and implement additional internal and disclosure controls. If the cost of such controls is significant, it could adversely affect our financial condition and result of operations. Moreover, failure of such controls to provide accurate and complete information could result in violation of such rules or regulations, which could have a material effect on our financial position, results of operations, cash flows, and reputation.

Climate change may also pose physical and transitional risks that could harm our results of operations and affect the way we conduct business. We are subject to risks associated with the physical effects of climate change, which may increase in frequency and severity over time. Severe weather, rising temperatures, droughts, or natural disasters, such as fires, hurricanes, wind, tornadoes, floods, or earthquakes, could cause significant business interruptions and result in increased costs or decreased revenues. For example, severe weather events that damage or force closures of our maintenance facilities, or that impact our employees or their working conditions, could negatively affect our ability to complete required railcar repairs in a timely or cost-efficient manner. In addition, changes in laws, rules, and regulations, or actions by authorities or other parties to address GHG emissions and climate matters could negatively impact our customers and our business. For example, restrictions on GHG emissions could significantly increase costs for our customers whose production processes require significant amounts of energy, which could reduce demand for the lease of our assets. Additionally, rail and other transportation assets in our fleet which are used to carry fossil fuels, such as coal and petroleum, or that directly or indirectly require fossil fuel consumption for operation of the assets, could see reduced demand or be rendered obsolete if government regulations mandate a reduction in fossil fuel consumption or customer preferences change. Any of these factors, individually or in operation with one another, or other unforeseen impacts of climate change, could have an adverse effect on our financial position, results of operations, and cash flows.

We are subject to various risks associated with sustainability matters.

There is scrutiny from some investors, customers, policymakers, and other stakeholders regarding companies’ management of environmental, human capital, and various other sustainability matters. We engage in certain efforts to manage such matters and to address stakeholder expectations; however, such efforts can be costly and may not have the desired effect. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder.

Additionally, stakeholder expectations vary and, at times, can conflict. For example, while some policymakers (such as California and the European Union) have adopted requirements for various disclosures or actions on environmental and social matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in some circumstances. Some proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations entails costs and any failure to successfully navigate such expectations, as well as evolving legal requirements, may result in reputational harm, challenges with recruitment and retention of customers or employees, regulatory concerns, investor dissatisfaction, or other adverse impacts to our business.

Economic and Credit Risks

United States and global political conditions and increased geopolitical tension, civil unrest and armed conflict could adversely affect our business, financial condition and results of operations.

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest, geopolitical tension and conflict, and threats of terrorist attacks or war, which could lead to the following:

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
•Trade wars and threats or impositions of new and retaliatory tariffs;
•Negative global sentiment towards U.S.-based companies;
•Liability or losses resulting from acts of terrorism involving our assets;
•Increased risk of cybersecurity attacks;
•Higher insurance costs, reduced coverage amounts, or limited access to insurance; and
•A significant deterioration of global growth, and related decreases in confidence or investment activity in the global markets, arising from political or economic tensions, changes, and trends and/or an increase in trade conflict and protectionism.

Depending upon the severity, scope, and duration of these circumstances, the impact on our business, financial position, results of operations, and cash flows could be material.

Geopolitical conflicts can also result in the imposition of economic and trade sanctions and countermeasures, and our business must be conducted in compliance with applicable sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant governmental authorities. Failure to comply with sanctions, laws and regulations could result in monetary fines or other penalties, which could have an adverse impact on our reputation, business, financial condition and results of operations.

Prolonged inflation or deflation, as well as interest rate increases, could have an adverse impact on our business and financial results.

The timing and duration of the effects of inflation are unpredictable and depend on multiple factors. While inflation in lease rates as well as inflation in residual values for rail and other transportation assets may benefit our financial results, prolonged inflation could result in reduced demand for our transportation assets. Moreover, any benefits may be offset by increases in the costs for goods and services we purchase, including salaries and wages, health care costs, supplies, materials, utilities, maintenance and repair services, and transportation assets or components thereof, as well as increased financing costs. Significant increases in our cost of goods and services could adversely impact our financial performance. Conversely, a period of prolonged deflation could negatively impact our lease rate pricing, residual values, and asset remarketing opportunities. These negative impacts of deflation may be offset by decreases to our costs for goods and services, including those listed above.

As noted below, rising interest rates could increase our borrowing costs, potentially decreasing our profitability. In addition, increased borrowing costs faced by our customers could also result in decreased demand for our transportation assets and services and have a dampening effect on overall economic activity, which could have a negative impact on our business and results of operations.

Deterioration of conditions in the global capital markets, negative changes in our credit ratings, or increased interest rates may limit our ability to obtain financing and may increase our borrowing costs.

We rely largely on the capital markets and banks to fund our operations and contractual commitments. Typical funding sources include public debt issuances, bank term loans, private placement loans, commercial paper, and a variety of other unsecured and secured financing structures. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, negative changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, Inc., or continuingly elevated interest rates, could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. Financial and market dynamics and volatility may heighten these risks. If we are unable to obtain financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

Fluctuations in foreign exchange rates could negatively impact our results of operations.

Upon consolidation, we translate the financial results of certain subsidiaries from their local currency to the U.S. dollar, which exposes us to foreign exchange rate fluctuations. As exchange rates vary, the translated operating results of our non-U.S. subsidiaries may differ materially from period to period. We also have gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can affect the demand and price for services we provide both domestically and internationally, and could negatively impact our results of operations. We may seek to limit our exposure to foreign exchange rate risk with currency derivatives, which may or may not be effective. A material and unexpected change in foreign exchange rates could negatively affect our financial performance.

Risks Related to our Common Stock

There can be no assurance that we will continue to pay dividends or repurchase shares of our common stock at current levels.

The timing, amount and payment of future dividends to shareholders and repurchases of our common stock fall within the discretion of the Board. The Board’s decisions regarding the payment of dividends and repurchase of shares depend on many factors such as our financial condition, earnings, capital requirements, debt service obligations, legal requirements, regulatory constraints, and other factors that our Board may deem relevant. We cannot guarantee that we will continue to pay dividends or repurchase shares in the future, and our payment of dividends and repurchase of shares could vary from historical practices and our stated expectations.

A small number of shareholders could significantly influence our business.

As of the most recent public filings, six shareholders collectively control more than 55% of our outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

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

The occurrence of a widespread health crisis and measures taken in response could have an adverse impact on our operations, financial position, or liquidity.

The occurrence of a widespread health crisis and governmental responses thereto could cause or contribute to a slowdown in economic activity, disruptions in global supply chains, a dramatic reduction in air travel, and volatility and disruption of financial markets. Such a crisis could also result in operational and labor disruptions and difficulty securing future labor needs. These impacts could materially and adversely affect our business, costs, operations, financial position, and liquidity, as well as our ability to successfully execute our business strategy.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

The Board recognizes the critical importance of maintaining the trust and confidence of our employees, customers, shareholders and other stakeholders. Among other areas of responsibility, the Board has oversight responsibilities in relation to the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies and practices are integrated into the Company’s ERM program and our risk goals are guided by internationally recognized standards and frameworks that help us to identify, assess, and manage risks relevant to our business. In general, the Company manages our cybersecurity risk using an evidence- and risk-based approach designed to reduce risks and thereby protect the Company’s mission, business, and stakeholders, rather than focusing upon meeting any specific technical specifications.

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
•Technical Safeguards: We deploy various technical safeguards that are designed to protect the Company’s information systems and data from cybersecurity threats.
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
•Third-Party Risk Management: We take a risk-based approach to identifying the cybersecurity risks presented by third-party service providers, including by conducting a security assessment and an evaluation of AI usage of prospective vendors where warranted.
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

We have experienced, and may in the future experience, cybersecurity threats. While prior incidents have not had a material impact on us, future incidents could have a material effect on our operations, business strategy, results of operations, or reputation. See Item 1A. "Risk Factors — Information Technology Risks — If we are unable to adequately protect our information technology systems against cybersecurity threats and related disruptions, our business could be negatively impacted." for more information.

Governance

Through its Audit Committee, the Board oversees the Company’s ERM program, including risks arising from cybersecurity threats. The Audit Committee receives periodic presentations and reports on cybersecurity risks addressing recent developments, evolving standards, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee also receives information regarding cybersecurity incidents impacting the Company that are deemed more significant under the cybersecurity incident response plan, as well as ongoing updates regarding any such incidents until they have been addressed. The Audit Committee discusses the Company’s approach to cybersecurity risk management with GATX senior management, including the CIO and the Global Head of IT Security, who has responsibility for assessing and managing material risks from cybersecurity threats.

A cybersecurity group within GATX’s IT department, led by the Global Head of IT Security, works collaboratively across the Company to administer a program designed to protect the Company’s information systems and information from cybersecurity threats and to execute processes in accordance with the Company’s incident response plan. To facilitate the Company’s cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams and the cybersecurity group, the Global Head of IT Security monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents and reports such threats and incidents to the Audit Committee when appropriate. The CIO has over 26 years of experience in information technology, including over 19 years managing the cybersecurity function and resources. The Global Head of IT Security has over 16 years of experience in information technology and information security, including over 11 years of leadership roles within the information security domain, and holds multiple certifications in cybersecurity and risk management.

Item 2.  Properties

Information regarding the general character of our properties is included in "Business" in Item 1 of this Form 10-K.

As of December 31, 2025, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Customer Site Locations
Chicago, Illinois	Colton, California	Clarkson, Ontario
Calgary, Alberta	Hearne, Texas	Aurora, North Carolina
Mexico City, Mexico	Waycross, Georgia	Point Comfort, Texas
Montreal, Quebec
Moose Jaw, Saskatchewan
Red Deer, Alberta

Maintenance Facilities
Terre Haute, Indiana

Mobile Units
Edmonton, Alberta
La Porte, Texas
St James, Louisiana

Rail International

Business Offices	Major Maintenance Facilities
Dordrecht, Netherlands	Ostróda, Poland
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

Item 4.  Mine Safety Disclosures

None.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and the NYSE Texas, Inc. under ticker symbol "GATX". We had 1,224 common shareholders of record as of January 31, 2025. We have a long history of paying quarterly cash dividends. While we currently expect a cash dividend to be paid in the future, dividend payments will depend on our earnings, capital requirements, financial condition, and other factors considered by our Board of Directors.

Issuer Purchases of Equity Securities

On January 25, 2019, our Board of Directors approved a $300.0 million share repurchase program (the "Prior Repurchase Program"), pursuant to which we were authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans.

During 2025, we repurchased 416,699 shares for $65.0 million under the Prior Repurchase Program. As of December 31, 2025, $0.1 million remained available under the repurchase authorization.

The following is a summary of common stock repurchases completed under the Prior Repurchase Program by month during the fourth quarter of 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2025 - October 31, 2025	38,758	$166.48	38,758	$40.1
November 1, 2025 - November 30, 2025	181,546	$155.19	181,546	$11.9
December 1, 2025 - December 31, 2025	70,686	$167.29	70,686	$0.1
Total	290,990	$159.64	290,990

On February 18, 2026, the Board terminated the Prior Repurchase Program and approved a new $300.0 million share repurchase program (the "New Repurchase Program"), pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The New Repurchase Program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2025, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those include companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2020, and that all dividends were reinvested.

Common Stock Performance Graph
GATX, S&P 500, S&P MidCap 400, and Russell 3000
Comparative Returns
$250
$225
$200
$175
$150
$125
$100
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
GATX
S&P 500
S&P MidCap 400
Russell 3000

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
GATX	$100.00	$127.93	$133.26	$153.50	$201.21	$223.50
S&P 500	100.00	128.68	105.36	133.03	166.28	195.98
S&P MidCap 400	100.00	124.73	108.37	126.13	143.65	154.40
Russell 3000	100.00	125.64	101.49	127.81	158.22	185.32

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of GATX Corporation ("GATX", the "Company," "we," "us," "our," and similar terms) should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” at the end of this Item. This discussion does not include the comparison of prior year 2024 to 2023 financial results, which can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025.

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

On May 29, 2025, GATX entered into a definitive agreement to acquire railcars from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, “Brookfield”). The transaction formally closed on January 1, 2026 and consisted of approximately 101,000 railcars for approximately $4.2 billion. Initially, GATX's ownership share of GABX is 30%, with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of GABX's equity over time. GATX also agreed to directly purchase approximately 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield agreed to directly acquire Wells Fargo’s rail finance lease portfolio. GATX will serve as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield. In anticipation of the closing of the transaction, on December 31, 2025, GATX contributed equity of $385.3 million to GABX, Brookfield contributed equity of $899.0 million to GABX, and GABX executed a $2.96 billion term loan to fund the acquisition. GATX has guaranteed GABX's debt financing obligations. During 2025, GABX entered into deal contingent interest rate swaps in order to hedge the exposure on its anticipated debt financing. As of December 31, 2025, GABX is consolidated and is reported in the Rail North America segment, and its operations will be reflected within that segment for reporting periods after the closing of the transaction. See "Note 26. Subsequent Events" in Part II, Item 8 of this Form 10-K for further information.

In the fourth quarter of 2025, GATX Rail Europe acquired 5,882 railcars from DB Cargo AG. The acquisition was an opportunity to grow and diversify the GRE fleet by adding a mix of favorable model types.

In 2023, we sold our rail business in Russia ("Rail Russia"). Financial results were not material to our operations.

In 2023, we sold the three remaining liquefied gas-carrying vessels (the "Specialized Gas Vessels") within the Engine Leasing segment.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the years ended December 31 (dollars in millions, except per share data):

	2025	2024	2023
Segment Revenues
Rail North America	$1,186.4	$1,099.0	$982.7
Rail International	387.8	350.3	309.5
Engine Leasing	124.9	97.1	77.2
Other	41.3	39.1	41.5
	$1,740.4	$1,585.5	$1,410.9
Segment Profit
Rail North America	$351.8	$356.0	$307.3
Rail International	125.9	119.8	113.4
Engine Leasing	181.5	117.3	106.4
Other	29.5	12.9	29.2
	688.7	606.0	556.3
Less:
Selling, general and administrative expense	252.6	236.3	212.7
Income taxes ($39.7, $25.5 and $25.7 related to affiliates' earnings)	102.8	85.5	84.4
Net Income	$333.3	$284.2	$259.2
Less: Net Income Attributable to Non-Controlling Interest	—	—	—
Net Income Attributable to GATX (GAAP)	$333.3	$284.2	$259.2

Net income attributable to GATX, excluding tax adjustments and other items (non-GAAP) (1)	$319.8	$288.1	$257.6
Diluted earnings per share (GAAP)	$9.12	$7.78	$7.12
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$8.75	$7.89	$7.07

Return on equity attributable to GATX (GAAP)	12.8%	12.1%	12.0%
Return on equity attributable to GATX, excluding tax adjustments and other items (non-GAAP) (1)	12.3%	12.2%	12.0%

Investment Volume	$1,316.7	$1,674.4	$1,665.0
_______
(1) See "Non-GAAP Financial Measures" at the end of this Item for further details.

2025 Summary

Net income attributable to GATX was $333.3 million, or $9.12 per diluted share, for 2025 compared to $284.2 million, or $7.78 per diluted share, for 2024, and $259.2 million, or $7.12 per diluted share, for 2023. Results for 2025 included a net positive impact of $13.5 million ($0.37 per diluted share) from tax adjustments and other items, compared to a net negative impact of $3.9 million ($0.11 per diluted share) from tax adjustments and other items in 2024 and a net positive impact of $1.6 million ($0.05 per diluted share) from tax adjustments and other items in 2023 (see "Non-GAAP Financial Measures" at the end of this Item for further details).
•At Rail North America, segment profit in 2025 was lower than prior year. The decrease was primarily attributable to higher maintenance and interest expenses, partially offset by higher lease revenue and higher repair revenue.

•At Rail International, segment profit in 2025 was higher than prior year, primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher interest expense.

•At Engine Leasing, segment profit in 2025 increased compared to prior year, a result of higher earnings at the RRPF affiliates and GEL.

•Within Other, Trifleet's segment profit decreased, largely due to changes in foreign exchange rates, lower lease revenue, resulting from lower utilization, and higher interest expense, partially offset by lower bad debt expense resulting from the absence of a settlement and restructuring agreement with a customer recorded in the prior year.

Total investment volume was $1,316.7 million in 2025, compared to $1,674.4 million in 2024, and $1,665.0 million in 2023.

2026 Outlook

Conditions in the North American railcar leasing market were stable in 2025, and we expect generally similar conditions in 2026. At Rail International, we expect stable demand for most railcar types in Europe, although economic headwinds will present challenges in certain car types. We expect economic growth in India will support growing demand for railcars. The operating environment for our engine leasing businesses at RRPF and GEL is strong, as global air travel trends are positive, and long lead times for delivery of new engines and repair services are driving solid demand for existing assets. We have a strong balance sheet and adequate access to capital, which we believe positions us well to manage our transportation assets based on current market conditions.

•We expect Rail North America's segment profit in 2026 to increase from 2025. Generally, lease rates for railcars scheduled to renew in 2026 will likely be higher than expiring rates for most car types as the lease rate environment for existing railcars is expected to remain stable. Our fleet is highly diversified across car types, customers, and commodities, and broadly we see stable demand for railcars in 2026. For certain of our most economically sensitive car types, we are anticipating a more challenging commercial environment. Across the entire fleet, we expect that increasing lease rates, along with new railcar additions and the impact of the Wells Fargo rail acquisition, will generate higher lease revenue in 2026. We anticipate that remarketing income, driven by strong secondary market conditions and increased asset sales activity given our larger North American fleet, will be higher in 2026. Ownership costs, comprised of interest and depreciation, and maintenance expense will be higher in 2026, primarily due to the impact of the Wells Fargo rail acquisition.

•Rail International's segment profit in 2026 is expected to increase from 2025, driven by continued growth of the fleet sizes in Europe and India, as well as favorable foreign currency impacts compared to 2025. Demand for most railcar types in Europe should remain stable, and we plan to continue to invest in the fleet. In India, we anticipate significant growth again in our fleet this coming year, which will also contribute to an increase in segment profit.

•We anticipate Engine Leasing's segment profit in 2026 to be higher than 2025. RRPF's results are expected to be higher as a result of continued growth in global air travel. Additionally, long lead times for delivery of new engines and repair services are driving strong demand for existing assets. GEL results are expected to benefit from these same factors.

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

RAIL NORTH AMERICA

Segment Summary

Demand for most railcars was stable during the year, despite ongoing macroeconomic uncertainty, and the renewal success rate remained strong. Utilization of our non-boxcar fleet was 99.0% at the end of the year.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2025	2024	2023
Revenues
Lease revenue	$1,049.1	$983.5	$888.8
Other revenue	137.3	115.5	93.9
Total Revenues	1,186.4	1,099.0	982.7

Expenses
Maintenance expense	350.5	306.9	276.6
Depreciation expense	285.7	271.1	265.9
Operating lease expense	28.9	33.9	36.0
Other operating expense	31.1	26.4	25.9
Total Expenses	696.2	638.3	604.4

Other Income (Expense)
Net gain on asset dispositions	130.0	132.8	120.5
Interest expense, net	(259.5)	(232.1)	(182.9)
Other expense	(8.7)	(5.4)	(8.0)
Share of affiliates' pre-tax loss	(0.2)	—	(0.6)
Segment Profit	$351.8	$356.0	$307.3

Investment Volume	$644.1	$1,162.4	$976.9

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2025	2024	2023
Railcars	$954.2	$888.9	$805.5
Boxcars	58.5	64.7	57.2
Locomotives	36.4	29.9	26.1
Total	$1,049.1	$983.5	$888.8

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2025	2024	2023
Beginning balance	102,966	101,167	100,954
Railcars added	3,345	5,359	4,653
Railcars scrapped	(2,305)	(1,433)	(1,286)
Railcars sold	(3,413)	(2,127)	(3,154)
Ending balance	100,593	102,966	101,167
Utilization rate at year end (1)	99.0%	99.1%	99.3%
Renewal success rate (2)	87.3%	85.3%	84.1%
Active railcars at year end (3)	99,560	102,003	100,498
Average active railcars (4)	101,321	101,392	100,217
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

As of December 31, 2025, leases for approximately 13,700 tank and freight cars and approximately 1,100 boxcars are scheduled to expire in 2026. These amounts exclude railcars on leases expiring in 2026 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity is scheduled to deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At December 31, 2025, 8,133 railcars have been ordered pursuant to the terms of the agreement, of which 5,720 have been delivered.

Rail North America Fleet, excluding Boxcars
105,000
100,000
95,000
90,000
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2021
2022
2023
2024
2025
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

During 2025, the renewal rate change of the LPI was positive 21.9%, compared to positive 26.7% in 2024. Lease terms on renewals for railcars in the LPI averaged 58 months in 2025 compared to 60 months in 2024.

The following table shows fleet activity and statistics for Rail North America boxcars for the years ended December 31:

	2025	2024	2023
Beginning balance	8,395	9,311	8,663
Boxcars added	200	587	1,248
Boxcars scrapped	(1,451)	(1,343)	(459)
Boxcars sold	(112)	(160)	(141)
Ending balance	7,032	8,395	9,311
Utilization rate at year end (1)	97.1%	99.8%	100.0%
Active boxcars at year end (2)	6,831	8,376	9,310
Average active boxcars (3)	7,645	9,059	8,944
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
(3) Average active boxcars for the year is calculated using the number of active boxcars at the end of each month.

The following table shows fleet activity and statistics for Rail North America locomotives for the years ended December 31:

	2025	2024	2023
Beginning balance	661	523	544
Locomotives added	—	156	—
Locomotives scrapped or sold	(34)	(18)	(21)
Ending balance	627	661	523
Utilization rate at year end (1)	92.5%	89.1%	88.3%
Active locomotives at year end (2)	580	589	462
Average active locomotives (3)	584	509	472
_______
(1) Utilization is calculated as the number of locomotives on lease as a percentage of total locomotives in the fleet.
(2) Active locomotives refers to the number of locomotives on lease to customers. Changes in locomotives on lease compared to prior years are impacted by the utilization of locomotives purchased in the secondary market and the disposition of locomotives that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active locomotives for the year is calculated using the number of active locomotives at the end of each month.

Comparison of Reported Results

Segment Profit

In 2025, segment profit of $351.8 million decreased 1.2% compared to $356.0 million in 2024. The decrease was driven by higher maintenance and interest expenses, partially offset by higher lease revenue and higher repair revenue.

Revenues

In 2025, lease revenue increased $65.6 million, or 6.7%, driven by more railcars on lease and higher lease rates. Other revenue increased $21.8 million, primarily due to higher repair revenue and higher lease termination fees.

Expenses

In 2025, maintenance expense increased $43.6 million, driven by more repair events, including more repairs performed by the railroads, and a mix of repairs that resulted in higher costs per repair. Depreciation expense increased $14.6 million, due to the timing of new railcar investments and dispositions. Other operating expense increased $4.7 million, due to higher insurance, switching, and freight costs.

Other Income (Expense)

In 2025, net gain on asset dispositions decreased $2.8 million, driven by lower net gains on asset dispositions, partially offset by higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from year to year. Net interest expense increased $27.4 million, due to a higher average debt balance and a higher average interest rate. Other expense increased $3.3 million, driven by higher net legal costs and lower customer settlement proceeds received in 2025.

Investment Volume

During 2025, investment volume was $644.1 million, compared to $1,162.4 million in 2024. We acquired 2,302 newly built railcars and purchased 1,035 railcars in the secondary market in 2025 compared to 3,812 newly built railcars, 2,279 railcars in the secondary market, and 156 locomotives in the secondary market in 2024.

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

RAIL INTERNATIONAL

Segment Summary

Within Rail International, GATX Rail Europe ("GRE") experienced a challenging railcar leasing market as GRE faced macroeconomic headwinds, including weak GDP results. This uncertainty caused some customers to take a cautionary approach to rail fleet planning, thereby tempering demand across certain car types.

Despite pressure on utilization, GRE experienced renewal lease rate increases for a majority of railcar types in 2025. Utilization was 94.7% at the end of the year.

In the fourth quarter of 2025, GRE acquired 5,882 railcars from DB Cargo AG.

The fleet size of our rail business in India ("Rail India") continued to grow in 2025, as Rail India continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. Demand for railcars in India remained strong, driven by continued growth in the economy and infrastructure development. Utilization was 100.0% at the end of the year.

In 2023, we sold Rail Russia. Financial results were not material to Rail International's segment profit.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2025	2024	2023
Revenues
Lease revenue	$366.1	$333.6	$296.6
Other revenue	21.7	16.7	12.9
Total Revenues	387.8	350.3	309.5

Expenses
Maintenance expense	72.4	70.7	64.1
Depreciation expense	90.5	78.7	68.2
Other operating expense	19.3	17.4	10.4
Total Expenses	182.2	166.8	142.7

Other Income (Expense)
Net gain on asset dispositions	6.8	4.5	7.0
Interest expense, net	(82.6)	(71.4)	(56.2)
Other (expense) income	(3.9)	3.2	(4.2)
Segment Profit	$125.9	$119.8	$113.4

Investment Volume	$502.4	$232.9	$382.4

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the years ended December 31:

	2025	2024	2023
Beginning balance	30,027	29,216	28,005
Railcars added	7,498	1,316	1,695
Railcars scrapped or sold	(1,041)	(505)	(484)
Ending balance	36,484	30,027	29,216
Utilization rate at year end (1)	94.7%	96.1%	95.9%
Active railcars at year end (2)	34,536	28,849	28,004
Average active railcars (3)	29,905	28,410	27,947
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

As of December 31, 2025, leases for approximately 10,700 railcars are scheduled to expire in 2026. This amount excludes railcars on leases expiring in 2026 that have already been renewed or assigned to a new lessee.

GRE Fleet
37,500
35,000
32,500
30,000
27,500
25,000
22,500
20,000
Fleet Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
2021
2022
2023
2024
2025
Active Fleet
Idle
Fleet Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the years ended December 31:

	2025	2024	2023
Beginning balance	10,583	8,805	5,872
Railcars added	1,582	1,783	2,933
Railcars scrapped or sold	—	(5)	—
Ending balance	12,165	10,583	8,805
Utilization rate at year end (1)	100.0%	100.0%	100.0%
Active railcars at year end (2)	12,165	10,583	8,805
Average active railcars (3)	11,236	9,841	7,082
_______
(1) Utilization is calculated as the number of railcars on lease as a percentage of total railcars in the fleet.
(2) Active railcars refers to the number of railcars on lease to customers. Changes in railcars on lease compared to prior years are impacted by the utilization of newly built railcars and the disposition of railcars that were sold or scrapped, as well as the fleet utilization rate.
(3) Average active railcars for the year is calculated using the number of active railcars at the end of each month.

Rail India Fleet
Fleet Size
Utilization
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
100.0%
97.5%
95.0%
92.5%
90.0%
2021
2022
2023
2024
2025
Active Fleet
Idle
Fleet Utilization

Comparison of Reported Results

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar versus the foreign currencies in which it conducts business, primarily the euro. In 2025, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $13.7 million and positively impacted segment profit, excluding other (expense) income, by approximately $7.0 million compared to 2024.

Segment Profit

In 2025, segment profit of $125.9 million increased 5.1% compared to $119.8 million in 2024. The increase was primarily due to higher lease revenue and changes in foreign exchange rates, partially offset by higher interest expense.

Revenues

In 2025, lease revenue increased $32.5 million, or 9.7%, due to more railcars on lease and higher lease rates at GRE and Rail India, as well as the impact of foreign exchange rates.

Expenses

In 2025, maintenance expense increased $1.7 million, primarily due to more repair events, higher costs of repairs, and the impact of foreign currency exchange rates, partially offset by lower wheelset costs. Depreciation expense increased $11.8 million, due to the impact of new railcars added to the fleet.

Other Income (Expense)

In 2025, net gain on asset dispositions increased $2.3 million, driven by more railcars sold and higher net scrapping gains due to more railcars scrapped. Net interest expense increased $11.2 million, due to a higher average debt balance and a higher average interest rate. Other (expense) income was unfavorable by $7.1 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations, and higher litigation costs.

Investment Volume

During 2025, investment volume was $502.4 million, compared to $232.9 million in 2024. In 2025, GRE acquired 1,616 newly built railcars and purchased 5,882 railcars in the secondary market compared to 1,316 newly built railcars in 2024, and Rail India acquired 1,582 newly built railcars in 2025 compared to 1,783 newly built railcars in 2024.

Our investment volume is predominantly composed of acquired railcars, but may also include certain capitalized repairs and improvements to owned railcars. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of the various railcar types acquired as well as fluctuations in the exchange rates of the foreign currencies in which Rail International conducts business.

ENGINE LEASING

Segment Summary

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc or affiliates thereof (collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $157.2 million for 2025, $108.3 million for 2024, and $98.7 million for 2023. In 2025, the RRPF affiliates recorded income from insurance recoveries related to aircraft spare engines. GATX's 50% share of this recovery was $23.4 million ($17.5 million after-tax), of which $15.3 million ($11.5 million after-tax) was previously recorded as an impairment loss. GATX did not make any additional investment in the RRPF affiliates in 2025, 2024, or 2023. Dividend distributions from the RRPF affiliates totaled $50.0 million in 2025, $50.0 million in 2024, and $25.0 million in 2023. The operating environment for the RRPF affiliates continued to be favorable as robust global passenger air travel continued to drive strong demand for aircraft spare engines.

Engine Leasing also includes GATX Engine Leasing ("GEL"), our wholly owned entity that invests directly in aircraft spare engines. In 2025, GEL acquired seven engines for $147.1 million, all of each were placed on long-term leases directly with a customer. As of December 31, 2025, GEL owned 46 aircraft spare engines, with 21 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines at GEL are managed by the RRPF affiliates, for which we paid them a fee of $5.6 million in 2025, $4.1 million in 2024 and $2.7 million in 2023.

Engine Leasing previously owned the Specialized Gas Vessels. In 2022, we made the decision to sell the Specialized Gas Vessels. In 2023, we sold the remaining three vessels and recorded net losses of $4.0 million. In 2024, we recorded final gains of $0.6 million associated with the Specialized Gas Vessels.

In 2023, Engine Leasing sold its natural gas holdings and recorded a gain of $5.7 million.

The following table shows Engine Leasing’s segment results for the years ended December 31 (in millions):

	2025	2024	2023
Revenues
Lease revenue	$38.2	$32.4	$32.6
Non-dedicated engine revenue	86.7	64.6	37.6
Marine operating revenue	—	—	6.9
Other revenue	—	0.1	0.1
Total Revenues	124.9	97.1	77.2

Expenses
Depreciation expense	39.7	37.8	28.3
Marine operating expense	—	—	6.5
Other operating expense	11.2	9.6	7.3
Total Expenses	50.9	47.4	42.1

Other Income (Expense)
Net gain on asset dispositions	—	0.6	2.2
Interest expense, net	(49.7)	(41.9)	(29.8)
Other income	—	0.6	0.2
Share of affiliates' pre-tax earnings	157.2	108.3	98.7
Segment Profit	$181.5	$117.3	$106.4

Investment Volume	$147.1	$260.8	$267.3

The following table shows the net book value of Engine Leasing’s assets as of December 31 (in millions):

	2025	2024
Investment in RRPF Affiliates	$732.3	$663.1
GEL owned aircraft spare engines	1,044.4	937.0
Other owned assets	54.9	53.3
Total assets	$1,831.6	$1,653.4

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2025	2024	2023
Beginning balance	427	399	398
Engine acquisitions	76	47	14
Engine dispositions	(47)	(19)	(13)
Ending balance	456	427	399
Utilization rate at year end (1)	98.7%	97.4%	95.5%
Average leased engines (2)	433	398	376
Net book value of engines at year end (in millions)	$5,829.9	$4,716.0	$4,067.2
_______
(1) Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2) Average leased engines for the year is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
2021
2022
2023
2024
2025
Leased to Rolls-Royce
Leased to Third Party
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the years ended December 31:

	2025	2024	2023
Beginning balance	39	29	19
Engines added	7	10	10
Ending balance	46	39	29

Comparison of Reported Results

Segment Profit

In 2025, segment profit was $181.5 million compared to $117.3 million in 2024. Segment profit in 2025 included $23.4 million from insurance recoveries at the RRPF affiliates, of which $15.3 million was previously recorded as an impairment loss, as noted above. Segment profit in 2024 included $0.6 million of gains associated with the sale of the Specialized Gas Vessels, as noted above. Excluding the impact of these items, results for Engine Leasing were $41.4 million higher than 2024, driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In 2025, lease revenue increased $5.8 million, driven by aircraft spare engines acquired in 2025 and placed on leases directly with airline customers. Non-dedicated engine revenue increased $22.1 million, due to aircraft spare engines acquired in 2024 and 2025 and utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In 2025, depreciation expense increased $1.9 million, due to aircraft spare engines acquired in 2024 and 2025, partially offset by the impact of an increase in the useful lives of certain engines.

Other Income (Expense)

In 2025, net gain on asset dispositions decreased by $0.6 million, driven by the absence of gains recorded in 2024 associated with the Specialized Gas Vessels. Net interest expense increased $7.8 million, due to a higher average debt balance and a higher average interest rate.

In 2025, income from our share of affiliates' earnings increased $48.9 million, driven by higher income from operations. Higher income from operations was primarily due to more aircraft spare engines in the fleet and the income from insurance recoveries, as noted above, partially offset by higher interest and maintenance expense. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from year to year.

Investment Volume

Investment volume was $147.1 million in 2025, compared to $260.8 million in 2024. GEL acquired seven aircraft spare engines in 2025 that were placed on long-term leases directly with a customer and ten aircraft spare engines in 2024 that were employed in the engine capacity agreement with Rolls-Royce.
OTHER
Other comprises our Trifleet business, as well as selling, general and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

In 2025, GATX recorded $6.5 million of expenses associated with the acquisition of Wells Fargo's rail assets. These expenses were recorded in SG&A.

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

The following table shows components of Other for the years ended December 31 (in millions):

	2025	2024	2023
Trifleet revenue	$41.3	$39.1	$41.5

Trifleet segment profit	$7.5	$8.3	$13.4
Unallocated interest income	9.2	12.8	12.7
Other income (expense), including eliminations	12.8	(8.2)	3.1
Segment Profit	$29.5	$12.9	$29.2

Selling, general and administrative expense	$252.6	$236.3	$212.7

Investment Volume	$23.1	$18.3	$38.4

Trifleet Summary

The tank container leasing market remained challenging in 2025, due to macro-economic headwinds, impacting customers' procurement decisions. Utilization was 84.9% at December 31, 2025.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the years ended December 31:

	2025	2024	2023
Ending balance	25,602	25,041	23,931
Utilization rate at year-end (1)	84.9%	84.7%	87.3%
_______
(1) Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $16.3 million in 2025, driven by higher employee-related expenses, including higher share-based compensation expense, and the expenses associated with the acquisition of Wells Fargo's rail assets noted above, partially offset by lower information technology expense.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income (expense), including eliminations, was favorable by $21.0 million in 2025 compared to 2024. The variance was driven by the absence of environmental reserves and expenses related to litigation claims settlements recorded in the prior year and residual sharing proceeds received in the current year, as noted above.

Consolidated Income Taxes

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

CHANGE IN NET OPERATING ASSETS AND FACILITIES

The following table shows changes in net operating assets and facilities as of December 31 (in millions):

	2025	2024
Beginning balance	$10,449.7	$9,411.2
Investments	1,296.0	1,665.3
Purchase of assets previously leased	15.0	29.4
Depreciation expense	(445.2)	(414.2)
Asset dispositions	(189.4)	(129.6)
Transfers to assets held for sale	(5.7)	(2.6)
Foreign exchange rate effects	251.1	(120.9)
Other	39.4	11.1
Ending balance	$11,410.9	$10,449.7

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

As of December 31, 2025, we had an unrestricted cash balance of $743.0 million and a restricted cash balance of $4,241.9 million. Our restricted cash primarily related to cash held in escrow on behalf of GABX as of December 31, 2025 to be used for the acquisition of Wells Fargo's rail assets. We also have a $632 million, 5-year unsecured revolving credit facility in the United States that matures in 2030 and a $368 million 3-year unsecured revolving credit facility in the United States that matures in 2028, both of which were fully available as of December 31, 2025. In addition, we have a €250 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, of which, €190 million was available as of December 31, 2025. For GABX specifically, we have a $250 million 5-year unsecured revolving credit facility in the United States that matures in 2030, all of which was fully available as of December 31, 2025.

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

	2025	2024	2023
Net cash provided by operating activities	$648.1	$602.1	$520.4
Net cash used in investing activities	(1,016.8)	(1,416.7)	(1,219.3)
Net cash provided by financing activities	4,944.8	770.5	844.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.0	(4.9)	1.6
Net increase (decrease) in cash, cash equivalents, and restricted cash during the year	$4,583.1	$(49.0)	$146.8

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2025 of $648.1 million increased $46.0 million compared to 2024. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue, lower payments for operating leases, and lower payments for taxes were partially offset by higher cash payments for maintenance, interest, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the years ended December 31 (in millions):

	2025	2024	2023
Portfolio investments and capital additions (1)	$(1,316.7)	$(1,674.4)	$(1,665.0)
Portfolio proceeds (2)	275.0	230.6	272.8
Short-term investments (3)	—	—	150.0
Proceeds from the sale of other assets (4)	36.8	24.9	20.2
Purchases of assets previously leased (5)	(15.0)	—	—
Other investing activity	3.1	2.2	2.7
Net cash used in investing activities	$(1,016.8)	$(1,416.7)	$(1,219.3)
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
(4) Proceeds from sales of other assets for all periods were primarily related to railcar scrapping.
(5) In 2025, we purchased 802 railcars that were previously on operating leases, compared to zero such railcars in 2024.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2025	2024	2023
Rail North America	$644.1	$1,162.4	$976.9
Rail International	502.4	232.9	382.4
Engine Leasing	147.1	260.8	267.3
Other	23.1	18.3	38.4
Total	$1,316.7	$1,674.4	$1,665.0

The decrease in portfolio investments and capital additions of $357.7 million in the year ended December 31, 2025 was primarily due to fewer railcars and locomotives acquired at Rail North America, fewer aircraft spare engines acquired at Engine Leasing, and fewer tank containers acquired at Trifleet, partially offset by more railcars acquired at GRE. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased $44.4 million in 2025 compared to 2024, driven by more railcars and locomotives sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the years ended December 31 (in millions):

	2025	2024	2023
Net proceeds from issuances of debt with original maturities longer than 90 days	$4,841.5	$1,295.6	$1,420.0
Repayments of debt with original maturities longer than 90 days	(733.4)	(413.5)	(500.0)
Net increase (decrease) in debt with original maturities of 90 days or less	70.4	—	(7.1)
Purchases of assets previously leased (1)	—	(30.4)	—
Stock repurchases (2)	(65.0)	(21.9)	(2.6)
Dividends	(89.8)	(84.8)	(80.6)
GABX equity contribution from non-controlling interest	899.0	—	—
Other	22.1	25.5	14.4
Net cash provided by financing activities	$4,944.8	$770.5	$844.1
_______
(1) In 2025, we purchased zero railcars that were previously leased, compared to 728 such railcars in 2024.
(2) During 2025, we repurchased 416,699 shares of common stock for $65.0 million, compared to 167,452 shares of common stock for $21.9 million in 2024.

The following table shows the activity on our long-term debt principal in 2025 (in millions):

	Balance at 12/31/24	Issuances	Payments	Impact of Foreign Exchange Rates	Balance at 12/31/25
U.S. debt (1)	$7,100.0	$4,284.0	$(400.0)	$—	$10,984.0
Europe debt (2)	1,026.1	459.7	(232.4)	130.2	1,383.6
India debt (3)	144.8	—	—	(6.8)	138.0
Total debt principal	$8,270.9	$4,743.7	$(632.4)	$123.4	$12,505.6
_______
(1) Issuances include $2,959.0 million at GABX used to finance the acquisition of Wells Fargo's rail assets. The cash proceeds from this issuance are included in the restricted cash balance at December 31, 2025, as noted above.
(2) Denominated in euros, but presented in U.S. dollars in this table.
(3) Denominated in Indian rupees, but presented in U.S. dollars in this table.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2025 (in millions):

	Material Cash Obligations by Period
	Total	2026	2027	2028	2029	2030	Thereafter
Recourse debt (1)	$12,505.6	$653.3	$854.5	$824.8	$907.4	$3,660.4	$5,605.2
Interest on recourse debt (2)	5,085.9	585.0	547.6	516.7	468.2	437.0	2,531.4
Borrowings under bank credit facilities	82.2	82.2	—	—	—	—	—
Operating lease obligations	172.2	36.8	33.9	26.7	19.0	18.7	37.1
Purchase commitments (3)	1,643.7	694.3	430.7	441.0	76.5	1.2	—
Total	$19,489.6	$2,051.6	$1,866.7	$1,809.2	$1,471.1	$4,117.3	$8,173.7
_______
(1) GABX's obligation in 2030 of $2,959.0 million is guaranteed by GATX.
(2) For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2025.
(3) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated railcar types, and related costs of railcars to be purchased under its agreements. For additional details on our purchase agreements, refer to the discussion of Rail North America operating results within this Item.

Liquidity Outlook

In addition to our contractual obligations, expenditures in 2026 may also include the purchase of railcars, locomotives, tank containers, and aircraft spare engines and other discretionary capital spending for opportunistic asset purchases or strategic investments. We plan to fund these expenditures in 2026 using available cash at December 31, 2025 in combination with cash from operations, portfolio proceeds, and long-term debt issuances. We also have access to our revolving credit facilities if needed. Based on the available sources of liquidity, we also expect to meet our funding needs beyond 2026.

Contractual Cash Receipts

Information regarding our contractual cash receipts arising from future rental receipts from noncancelable operating leases and from our finance leases as of December 31, 2025 is presented in "Note 5. Leases" within Item 8 of this Form 10-K.

Debt

The following table shows the carrying value of our debt and lease obligations by major component as of December 31 (in millions):

	2025			2024
	Secured	Unsecured	Total	Total
Borrowings under bank credit facilities	$—	$82.2	$82.2	$10.4
Recourse debt	—	12,451.7	12,451.7	8,215.3
Operating lease obligations	154.3	—	154.3	180.0
Total	$154.3	$12,533.9	$12,688.2	$8,405.7

As of December 31, 2025, our outstanding debt had a weighted-average remaining term of 8.2 years and a weighted-average interest rate of 4.78%, compared to 8.6 years and 4.59% at December 31, 2024. See "Note 8. Debt" in Part II, Item 8 of this Form 10-K.

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

In 2025, we increased our existing $600 million, 5-year unsecured revolving credit facility in the United States to $632 million and extended the maturity from May 2029 to May 2030. This facility contains one additional one-year extension option. As of December 31, 2025, the full $632 million was available under this facility. Additionally, we increased our existing $350 million 3-year unsecured revolving credit facility in the United States to $368 million and extended the maturity from May 2027 to May 2028. This facility contains one additional one-year extension option. As of December 31, 2025, the full $368 million was available under this facility.

In 2025, as part of the acquisition of Wells Fargo's rail assets, GABX entered into a $250 million 5-year unsecured revolving credit facility in the United States that matures in 2030. As of December 31, 2025, the full $250 million was available under this facility.

In Europe, we increased our existing €210 million 3-year unsecured revolving credit facility, expiring in December 2027, to €250 million. As of December 31, 2025, €190 million was available under this credit facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €25.0 million. As of December 31, 2025, €15.0 million was available under these credit facilities, as €10.0 million ($11.7 million) was drawn. The weighted-average interest rate of these outstanding borrowings during 2025 was 3.23%.

Delayed Draw Term Loans

As of December 31, 2025, we had INR 2.0 billion ($22.3 million) available under an outstanding delayed draw term loan in India.

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

The following table shows our credit rating and rating outlook as of December 31, 2025:

Rating Agency
	Standard & Poor's	Moody's Investor Service	Fitch Ratings, Inc
Long-term unsecured debt	BBB	Baa2	BBB+
Short-term unsecured debt	A-2	P-2	F2
Rating outlook	Stable	Positive	Stable

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to total equity. The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2025	2024	2023
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(743.0)	$(401.6)	$(450.7)
Borrowings under bank credit facilities	82.2	10.4	11.0
Recourse debt	12,451.7	8,215.3	7,388.1
Operating lease obligations	154.3	180.0	226.8
Total debt and lease obligations, net of unrestricted cash	$11,945.2	$8,004.1	$7,175.2

Total recourse debt (1)	$11,945.2	$8,004.1	$7,175.2
Total equity	$3,635.1	$2,438.9	$2,273.0
Recourse leverage (2)	3.3	3.3	3.2
_______
(1) Includes recourse debt, borrowings under bank credit facilities, and operating lease obligations, net of unrestricted cash.
(2) Calculated as total recourse debt / total equity.

Shelf Registration Statement

During 2025, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

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

Our commercial commitments at December 31, 2025 are presented in "Note 15. Commercial Commitments" within Item 8 of this Form 10-K.

Defined Benefit Plan Contributions

In 2025, we contributed $2.6 million to our defined benefit pension plans and other post-retirement benefit plans. In 2026, we expect to contribute approximately $4.4 million. As of December 31, 2025, our funded pension plans in the aggregate were 108.1% funded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

GATX Common Stock Repurchases

On January 25, 2019, our Board of Directors approved a $300.0 million share repurchase program (the "Prior Repurchase Program"), pursuant to which we were authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During 2025, we repurchased 416,699 shares of common stock for $65.0 million under the Prior Repurchase Program, compared to 167,452 shares repurchased for $21.9 million in 2024. As of December 31, 2025, $0.1 million remained available under the repurchase authorization.

On February 18, 2026, the Board terminated the Prior Repurchase Program and approved a new $300.0 million share repurchase program (the "New Repurchase Program"), pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The New Repurchase Program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

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

Once we make an estimate of fair value, we compare the estimate of fair value to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then we consider the investment impaired. If an investment is impaired, we assess whether the impairment is other-than-temporary. We consider factors such as the expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee, and our ability to hold the investment through the end of the underlying assets’ useful lives to determine if the impairment is other-than-temporary. We may also consider actions we anticipate the investee will take to improve its business prospects if it seems probable the investee will take those actions. If we determine an investment to be only temporarily impaired, we do not record an impairment loss. Alternatively, if we determine an impairment is other-than-temporary, we record a loss equal to the difference between the estimated fair value of the investment and its carrying value. See "Note 6. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Impairment of Goodwill

We review the carrying amount of our goodwill annually, or if circumstances indicate an impairment may have occurred. We perform the impairment review at the reporting unit level, which is one level below an operating segment. The goodwill impairment test performed is a two-tiered approach and requires us to make certain judgments to determine the assumptions we use in the calculation. We first complete a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If we determine it is more likely than not that the fair value of the reporting unit exceeds its carrying value, a quantitative assessment is performed to compare the fair to its carrying value, including goodwill. When estimating the fair value of the reporting unit, we use a discounted cash flow model and base our estimates of future cash flows on revenue and expense forecasts and include assumptions for future growth. We also consider observable multiples of book value and earnings for companies that we believe are comparable to the applicable reporting units. If the estimated fair value is less than the carrying amount, we record an impairment loss for the difference. See "Note 17. Goodwill" in Part II, Item 8 of this Form 10-K.

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

Share-Based Compensation

We grant equity awards to certain employees and non-employee directors in the form of non-qualified stock options, restricted stock units, performance shares, and phantom stock units. We recognize compensation expense for our equity awards over the applicable service period for each award, based on the award’s grant date fair value. We use the Black-Scholes options valuation model to calculate the grant date fair value of stock options. This model requires us to make certain assumptions that affect the amount of compensation expense we will record. The assumptions we use in the model include the expected stock price volatility (based on the historical volatility of our stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior), and the dividend equivalents we expect to pay during the estimated life of the equity award since our stock options and stock appreciation rights are dividend participating. We base the fair value of other equity awards on our stock price on the grant date. We recognize forfeitures when they occur. See "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

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

Reconciliation of Non-GAAP Components Used in the Computation of Certain Financial Measures

We exclude the effects of certain tax adjustments and other items for purposes of presenting net income attributable to GATX, diluted earnings per share, and return on equity attributable to GATX because we believe these items are not attributable to our business operations. Management utilizes net income attributable to GATX, excluding tax adjustments and other items, when analyzing financial performance because such amounts reflect the underlying operating results that are within management’s ability to influence. Accordingly, we believe presenting this information provides investors and other users of our financial statements with meaningful supplemental information for purposes of analyzing year-to-year financial performance on a comparable basis and assessing trends.

The following tables show our net income attributable to GATX, diluted earnings per share, and return on equity attributable to GATX, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income Attributable to GATX:
	2025	2024	2023
Net income (GAAP)	$333.3	$284.2	$259.2
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to GATX	$333.3	$284.2	$259.2
Adjustments to pre-tax income attributable to GATX:
Acquisition-related expenses (1)	$6.5	$—	$—
Litigation claims settlements (2)	—	3.3	—
Environmental reserves (3)	—	10.7	—
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (4)	—	(0.6)	4.0
Net gain on Rail Russia at Rail International (5)	—	—	(0.3)
Total adjustments to pre-tax income attributable to GATX	$6.5	$13.4	$3.7
Income taxes thereon, based on applicable effective tax rate	$(1.6)	$(3.5)	$—
Other income tax adjustments to income attributable to GATX:
Income tax rate changes (6)	$(13.3)	$(6.0)	$(3.0)
Net operating loss valuation allowance adjustment (7)	6.4	—	(2.3)
Total other income tax adjustments to income attributable to GATX	$(6.9)	$(6.0)	$(5.3)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (8)	$(11.5)	$—	$—
Total adjustments attributable to affiliates' earnings, net of taxes	$(11.5)	$—	$—
Net income attributable to GATX, excluding tax adjustments and other items (non-GAAP)	$319.8	$288.1	$257.6

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2025	2024	2023
Diluted earnings per share (GAAP)	$9.12	$7.78	$7.12
Adjustments to income attributable to GATX, net of taxes:
Acquisition-related expenses (1)	$0.13	$—	$—
Litigation claims settlements (2)	—	0.07	—
Environmental reserves (3)	—	0.22	—
Net (gain) loss on Specialized Gas Vessels at Engine Leasing (4)	—	(0.02)	0.11
Net gain on Rail Russia at Rail International (5)	—	—	(0.01)
Other income tax adjustments to income attributable to GATX:
Income tax rate changes (6)	(0.37)	(0.16)	(0.08)
Net operating loss valuation allowance adjustment (7)	0.18	—	(0.06)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (8)	(0.31)	—	—
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$8.75	$7.89	$7.07
(*) Sum of individual components may not be additive due to rounding.
_______
(1)    Expenses associated with the acquisition of Wells Fargo's rail assets.
(2)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(3)    Reserves recorded for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses.
(4)    In 2022, we made the decision to sell the Specialized Gas Vessels. We have recorded gains and losses associated with the subsequent impairments and sales of these assets. As of December 31, 2023, all vessels had been sold.
(5)    In 2022, we made the decision to exit Rail Russia. In 2023, we sold Rail Russia and recorded a gain on the final sale of this business.
(6)    Deferred income tax adjustment attributable to an enacted corporate income tax rate reduction in Germany in 2025 and deferred income tax adjustments attributable to state tax rate reductions in 2024 and 2023.
(7)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.
(8)    Insurance recoveries related to aircraft spare engines at RRPF for which it had previously recorded impairment losses.

	2025	2024	2023
Return on Equity attributable to GATX (GAAP)	12.8%	12.1%	12.0%
Return on Equity attributable to GATX, excluding tax adjustments and other items (non-GAAP)	12.3%	12.2%	12.0%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial results. To manage these risks we may enter into certain derivative transactions, principally interest rate swaps, Treasury rate locks, options, and currency forwards and swaps. These instruments and other derivatives are entered into only for hedging existing underlying exposures. We do not hold or issue derivative financial instruments for speculative purposes.

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates as a result of the issuance of floating rate debt instruments. We strive to manage our amount of floating rate debt exposure in order to reduce interest expense volatility. Based on our floating rate debt instruments at December 31, 2025, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $10.8 million in 2026. Comparatively, at December 31, 2024, a hypothetical 100 basis point increase in interest rates would have resulted in a $5.3 million increase in after-tax interest expense in 2025. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, Poland, India, and the Netherlands. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, Polish zloty, and Indian rupee. Based on 2025 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2025, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2026 by $11.7 million. Comparatively, based on 2024 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2024, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2025 by $9.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

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

To test the Company’s long-lived asset impairment review process, we performed audit procedures that included, among others, assessing the methodology used, evaluating the significant assumption discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We assessed the historical accuracy of management’s estimates used in their analysis and compared the estimated lease revenue used by management to current year lease rates. In addition, we evaluated whether changes to the Company’s business and industry factors would affect the reasonableness of the estimated lease revenues.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1916.
Chicago, Illinois
February 19, 2026

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2025	2024
Assets
Cash and Cash Equivalents	$743.0	$401.6
Restricted Cash	4,241.9	0.2
Receivables
Rent and other receivables	109.0	86.5
Finance leases (as lessor)	104.2	118.3
Less: allowance for losses	(6.0)	(5.7)
	207.2	199.1

Operating Assets and Facilities	15,662.6	14,330.6
Less: allowance for depreciation	(4,251.7)	(3,880.9)
	11,410.9	10,449.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	137.4	165.4

Investments in Affiliated Companies	732.3	663.3
Goodwill	126.3	114.1
Other Assets	400.5	303.1
Total Assets	$17,999.5	$12,296.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$318.4	$217.1
Debt
Borrowings under bank credit facilities	82.2	10.4
Recourse debt	12,451.7	8,215.3
	12,533.9	8,225.7
Lease Obligations (as lessee)
Operating leases	154.3	180.0

Deferred Income Taxes	1,195.7	1,127.3
Other Liabilities	162.1	107.5
Total Liabilities	14,364.4	9,857.6
Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,316,358 and 69,075,329 Outstanding shares — 35,400,021 and 35,575,691	42.9	42.7
Additional paid in capital	875.4	847.1
Retained earnings	3,451.2	3,208.1
Accumulated other comprehensive loss	(104.6)	(209.6)
Treasury stock at cost (33,916,337 and 33,499,638 shares)	(1,514.4)	(1,449.4)
Total GATX Shareholders’ Equity	2,750.5	2,438.9
Non-Controlling Interest	884.6	—
Total Equity	$3,635.1	$2,438.9
Total Liabilities and Equity	$17,999.5	$12,296.5

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Year Ended December 31
	2025	2024	2023
Revenues
Lease revenue	$1,486.2	$1,381.1	$1,251.4
Non-dedicated engine revenue	86.7	64.6	37.6
Marine operating revenue	—	—	6.9
Other revenue	167.5	139.8	115.0
Total Revenues	1,740.4	1,585.5	1,410.9
Expenses
Maintenance expense	427.7	381.6	344.8
Depreciation expense	431.8	402.4	376.3
Operating lease expense	28.9	33.9	36.0
Marine operating expense	—	—	6.5
Other operating expense	65.3	57.7	46.6
Selling, general and administrative expense	252.6	236.3	212.7
Total Expenses	1,206.3	1,111.9	1,022.9
Other Income (Expense)
Net gain on asset dispositions	136.9	138.3	130.3
Interest expense, net	(391.5)	(341.0)	(263.4)
Other expense	(0.4)	(9.5)	(9.4)
Income before Income Taxes and Share of Affiliates’ Earnings	279.1	261.4	245.5
Income taxes	(63.1)	(60.0)	(58.7)
Share of affiliates’ earnings, net of taxes	117.3	82.8	72.4
Net Income	$333.3	$284.2	$259.2
Less: Net Income Attributable to Non-Controlling Interest	—	—	—
Net Income Attributable to GATX	$333.3	$284.2	$259.2

GATX Share Data
Basic earnings per share	$9.14	$7.80	$7.13
Average number of common shares	35.8	35.8	35.7

Diluted earnings per share	$9.12	$7.78	$7.12
Average number of common shares and common share equivalents	35.9	35.9	35.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2025	2024	2023
Net Income	$333.3	$284.2	$259.2
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	109.3	(53.8)	45.8
Unrealized (loss) gain on derivative instruments	(19.6)	1.0	1.3
Post-retirement benefit plans	0.9	10.8	(3.1)
Other comprehensive income (loss)	90.6	(42.0)	44.0
Comprehensive Income	$423.9	$242.2	$303.2
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(14.4)	—	—
Comprehensive Income Attributable to GATX	$438.3	$242.2	$303.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2025	2024	2023
Operating Activities
Net income	$333.3	$284.2	$259.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452.3	421.4	392.1
Net gains on sales of assets	(140.0)	(137.8)	(130.9)
Asset impairments	3.6	—	1.5
Employee benefit plans	(0.2)	(0.8)	(4.3)
Share-based compensation	25.0	23.0	18.3
Deferred income taxes	53.2	45.8	38.3
Share of affiliates’ earnings, net of dividends	(67.3)	(32.8)	(47.4)
Changes in working capital items	(11.8)	(0.9)	(6.4)
Net cash provided by operating activities	648.1	602.1	520.4
Investing Activities
Portfolio investments and capital additions	(1,316.7)	(1,674.4)	(1,665.0)
Purchases of assets previously leased	(15.0)	—	—
Portfolio proceeds	275.0	230.6	272.8
Proceeds from sales of other assets	36.8	24.9	20.2
Short-term investments	—	—	150.0
Other	3.1	2.2	2.7
Net cash used in investing activities	(1,016.8)	(1,416.7)	(1,219.3)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	4,841.5	1,295.6	1,420.0
Repayments of debt with original maturities longer than 90 days	(733.4)	(413.5)	(500.0)
Net increase (decrease) in debt with original maturities of 90 days or less	70.4	—	(7.1)
Purchases of assets previously leased	—	(30.4)	—
Stock repurchases	(65.0)	(21.9)	(2.6)
Dividends	(89.8)	(84.8)	(80.6)
GABX equity contribution from non-controlling interest	899.0	—	—
Other	22.1	25.5	14.4
Net cash provided by financing activities	4,944.8	770.5	844.1
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	7.0	(4.9)	1.6
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the year	4,583.1	(49.0)	146.8
Cash, Cash Equivalents, and Restricted Cash at beginning of year	401.8	450.8	304.0
Cash, Cash Equivalents, and Restricted Cash at end of year	$4,984.9	$401.8	$450.8

Supplemental Cash Flow Information:
Interest paid (1)	$413.2	$350.1	$260.1
_______
(1) Interest paid consisted of interest on debt obligations and interest rate swaps (net of interest received).

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	2025	2025	2024	2024	2023	2023
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	69.1	$42.7	68.8	$42.5	68.6	$42.4
Issuance of common stock	0.2	0.2	0.3	0.2	0.2	0.1
Balance at end of year	69.3	42.9	69.1	42.7	68.8	42.5
Treasury Stock
Balance at beginning of year	(33.5)	(1,449.4)	(33.3)	(1,427.5)	(33.3)	(1,424.9)
Stock repurchases	(0.4)	(65.0)	(0.2)	(21.9)	—	(2.6)
Balance at end of year	(33.9)	(1,514.4)	(33.5)	(1,449.4)	(33.3)	(1,427.5)
Additional Paid In Capital
Balance at beginning of year		847.1		816.1		792.2
Share-based compensation effects		28.3		31.0		23.9
Balance at end of year		875.4		847.1		816.1
Retained Earnings
Balance at beginning of year		3,208.1		3,009.5		2,831.5
Net income attributable to GATX		333.3		284.2		259.2
Dividends declared (per share: $2.44 in 2025, $2.32 in 2024 and $2.20 in 2023)		(90.2)		(85.6)		(81.2)
Balance at end of year		3,451.2		3,208.1		3,009.5
Accumulated Other Comprehensive Loss
Balance at beginning of year		(209.6)		(167.6)		(211.6)
Other comprehensive income (loss) attributable to GATX		105.0		(42.0)		44.0
Balance at end of year		(104.6)		(209.6)		(167.6)
Total GATX Shareholders’ Equity		2,750.5		2,438.9		2,273.0
Non-Controlling Interest
Balance at beginning of year		—		—		—
Issuance of non-controlling interest (1)		899.0		—		—
Net income attributable to non-controlling interest		—		—		—
Other comprehensive loss attributable to non-controlling interest		(14.4)		—		—
Balance at end of year		884.6		—		—
Total Equity		$3,635.1		$2,438.9		$2,273.0

_______
(1) Creation and funding of the GABX joint venture.

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

As used herein, "GATX," the "Company," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

On May 29, 2025, GATX entered into a definitive agreement to acquire railcars from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). The transaction formally closed on January 1, 2026 and consisted of approximately 101,000 railcars for approximately $4.2 billion. Initially, GATX's ownership share of GABX is 30% with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of GABX's equity over time. GATX also agreed to directly purchase approximately 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield agreed to directly acquire Wells Fargo’s rail finance lease portfolio. GATX will serve as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield. In anticipation of the closing of the transaction, on December 31, 2025, GATX contributed equity of $385.3 million to GABX, Brookfield contributed equity of $899.0 million to GABX, and GABX executed a $2.96 billion term loan to fund the acquisition. GATX has guaranteed GABX's debt financing obligations. During 2025, GABX entered into deal contingent interest rate swaps in order to hedge the exposure on its anticipated debt financing. As of December 31, 2025, GABX is consolidated and is reported in the Rail North America segment, and its operations will be reflected within that segment for reporting periods after the closing of the transaction. See "Note 26. Subsequent Events" for further information.

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
The Company adopted this standard in 2025.

The primary impact is the level of disaggregation disclosed in the effective rate reconciliation table, alignment of rate reconciliation category naming convention with the guidance, and the addition of income taxes paid by jurisdiction. We adopted the guidance on a retrospective basis by applying the disclosure guidance to all three comparative periods presented. The changes described are presented in "Note 13. Income Taxes."

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

Non-Controlling Interest

Non-controlling interest was established in December 2025 as a result of the creation and funding of the GABX joint venture with Brookfield. As of December 31, 2025, our ownership percentage in GABX is 30%. Non-controlling interest represents the portion of our consolidated net assets that are not attributable to GATX. Non-controlling interest is recorded at carrying value and is reported as a component of equity on our consolidated balance sheets. Further, a portion of net income is allocated to non-controlling interest holders based on the ownership percentage and is recorded as net income attributable to non-controlling interest on the consolidated statements of income. Income tax benefit or provision is applied to the income attributable to the controlling interest as the income attributable to the non-controlling interest is pass-through income.

Use of Estimates

Preparing financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts we report. We regularly evaluate our estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from our estimates.

Lease Classification

We determine the classification of a lease at its inception. If the provisions of the lease subsequently change, we evaluate whether the modification requires a reassessment of the classification per the guidance around lease modifications within ASC Topic 842, Leases ("Topic 842") and will reassess lease classification, if required. See "Note 5. Leases."

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services.

We disaggregate revenue into four categories as presented on our statements of income:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue.

Operating Lease Revenue

We lease railcars, locomotives, aircraft spare engines, and tank containers under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not probable. See "Note 5. Leases."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finance Lease Revenue

In certain cases, we lease railcars and tank containers that, at lease inception or upon modification, are classified as finance leases. In accordance with Topic 842, finance lease revenue is recognized using the effective interest method, using the interest rate implicit in the lease. See "Note 5. Leases."

Non-Dedicated Engine Revenue

Certain of our owned aircraft spare engines are part of a pool of non-dedicated spare engines managed under a capacity agreement with Rolls-Royce plc and its affiliates (collectively "Rolls-Royce"). Revenue is earned based on our ability to meet engine capacity requirements under the agreement, which requires us to enroll a minimum number of engines in a pool of non-dedicated spare engines for short-term lease to Rolls-Royce customers. We recognize revenue based on our right to receive a portion of the revenue earned by the pool, which is calculated based on the average engine flight hours reported for each type of engine enrolled into the pool.

Marine Operating Revenue

Historically, we generated marine operating revenue through shipping services completed by our marine vessels. All marine vessels were sold as of December 31, 2023.

Other Revenue

Other revenue is comprised of customer repair revenue, termination fees, interest income, and other miscellaneous revenues. Select components of other revenue are within the scope of ASC Topic 606, Revenue from Contracts with Customers. Revenue attributable to variable lease components is recognized when earned, in accordance with Topic 842.

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

Under the two-class method, net income attributable to GATX is allocated between shares of common stock and participating securities based on their participating rights. Basic EPS is computed by dividing net income attributable to GATX, adjusted for earnings allocated to participating securities, by the weighted-average number of common shares outstanding. We weight shares issued or reacquired for the portion of the period that they were outstanding. Diluted EPS is calculated by dividing net income attributable to GATX, adjusted for earnings allocated to participating securities, by the weighted-average number of common shares outstanding adjusted for the dilutive effect of unvested stock options, restricted stock units and performance shares. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method or the two-class method. Earnings allocated to participating securities include their portion of dividends declared and undistributed earnings during the period.

Cash and Cash Equivalents and Short-Term Investments

We classify all highly liquid investments with a maturity of three months or less at the date of purchase as cash equivalents. Investments with maturities greater than three months but less than one year at the date of purchase are classified as short-term investments.

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. As of December 31, 2025, our restricted cash primarily related to cash held in escrow on behalf of GABX to be used for the acquisition of Wells Fargo's rail assets.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finance Lease Receivables

We record a gross lease payment receivable and an estimated residual value, net of unearned income for our finance leases. For sales-type leases, we may also recognize a gain or loss in the period the lease is recorded. Lease payment receivables represent the present value of the rents we expect to receive through the end of the lease term for a leased asset. Estimated residual values are our estimates of value of an asset at the end of a finance lease term. The combination of these is considered the net investment in a lease. Over the lease term, the net investment in these leases is reduced and finance lease income is recognized in our consolidated statements of income. We evaluate our net investment in finance leases for impairment based on current conditions and reasonable and supportable forecasts of future conditions under ASC Topic 326, Financial Instruments - Credit Losses ("Topic 326"). See the “Allowance for Losses” section within this Note for more information.

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

We evaluate reserve estimates for finance lease receivables under Topic 326, on a customer-specific basis, considering each customer's particular credit situation, current economic conditions, and expected value of the underlying collateral upon its repossession, to adjust the allowance when necessary. We also consider the factors we use to evaluate rent and other receivables, which are outlined above.

We record charges against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2025. We believe that the allowance is adequate to cover losses inherent in our receivables balances as of December 31, 2025. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 18. Allowance for Losses."

Operating Assets and Facilities

We record operating assets, facilities, and capitalized improvements at cost. We depreciate operating assets and facilities over their estimated useful lives to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

Railcars	15–45 years
Aircraft spare engines	25–30 years
Locomotives	10–20 years
Tank containers	15–25 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Other equipment	3–30 years

We review our operating assets and facilities for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. If we determine an asset is impaired, we recognize an impairment loss equal to the amount the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 10. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses and assets held for sale.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leased Assets as a Lessee

We record right-of-use assets for operating leases and finance leases as a lessee and we record the related obligations as liabilities. We amortize the leased assets over the lease terms. We review our right-of-use assets for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable.

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

Variable Interest Entities

We evaluate whether an entity is a variable interest entity based on the sufficiency of the entity’s equity and by determining whether the equity holders have the characteristics of a controlling financial interest. To determine if we are the primary beneficiary of a variable interest entity, we assess whether we have the power to direct the activities that most significantly impact the economic performance of the entity as well as the obligation to absorb losses or the right to receive benefits that may be significant to the entity. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the entity’s forecasted financial performance and the volatility inherent in those forecasted results. If we determine we are the primary beneficiary of the variable interest entity, we consolidate the entity in our financial statements. We evaluate new investments for variable interest entity determination and regularly review all existing entities for events that may affect our determination of whether an entity is a variable interest entity and, if so, whether we are the primary beneficiary. We have determined that the GABX joint venture is a variable interest entity and that we are the primary beneficiary because we have the power to direct its significant activities. As a result, we consolidate the GABX joint venture. See "Note 7. Variable Interest Entities."

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

Derivatives

We use derivatives, such as interest rate swap agreements, treasury rate locks, options, cross currency swaps, and currency forwards, to hedge our exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. In 2025, we entered into deal-contingent interest rate swap contracts to hedge the interest rate risk related to the anticipated issuance of long-term debt used to finance the acquisition of Wells Fargo's rail assets. These deal-contingent derivatives are classified as cash flow hedges. We formally designate derivatives that meet specific accounting criteria as qualifying hedges at inception. These criteria require us to have the expectation that the derivative will be highly effective at offsetting changes in the fair value or expected cash flows of the hedged exposure, both at the inception of the hedging relationship and on an ongoing basis.

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in interest expense, and we include the related cash flows in the cash flow section corresponding to the hedged item. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive income (loss), and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Cash flows from derivatives designated as cash flow hedges are included in the cash flow section corresponding to the hedged item. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we may not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 9. Fair Value."

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized in other expense during the periods in which they occur. Net gains recognized were $1.3 million, $0.6 million, and $6.9 million for 2025, 2024, and 2023, respectively.

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

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost in accumulated other comprehensive loss. We record the service cost component of net periodic cost in selling, general, and administrative ("SG&A") expense in the statements of income and the non-service components in other expense. See "Note 11. Pension and Other Post-Retirement Benefits."

Maintenance and Repair Costs

We expense maintenance and repair costs as incurred. We capitalize certain costs incurred in connection with planned major maintenance activities if those activities improve the asset or extend its useful life. We depreciate those capitalized costs over the estimated useful life of the improvement.

Operating Lease Expense

We classify leases of certain railcars and other equipment as operating leases as a lessee. We record the lease expense associated with these leases in operating lease expense on a straight-line basis. We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 5. Leases."

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

The following table presents the net gain on asset dispositions for the years ended December 31 (in millions):

	2025	2024	2023
Net disposition gains	$118.9	$122.0	$119.8
Residual sharing income	0.5	0.5	0.9
Non-remarketing net disposition gains	21.1	15.8	11.1
Asset impairments (1)	(3.6)	—	(1.5)
Net gain on asset dispositions	$136.9	$138.3	$130.3
_______
(1) See "Note 10. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $29.4 million in 2025, $24.3 million in 2024, and $15.2 million in 2023.

Other Expense

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other expense.

NOTE 4. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities as of December 31 (in millions):

	2025	2024
Railcars and locomotives	$13,802.1	$12,702.9
Aircraft spare engines	1,177.5	1,030.4
Tank containers	278.0	241.4
Buildings, leasehold improvements, and other equipment	318.5	265.3
Other	86.5	90.6
	$15,662.6	$14,330.6
Less: allowance for depreciation	(4,251.7)	(3,880.9)
Net operating assets and facilities	$11,410.9	$10,449.7

The following table shows the components of our total depreciation expense for the years ended December 31 (in millions):

	2025	2024	2023
Operating assets and facilities, included in depreciation expense	$431.8	$402.4	$376.3
Maintenance operating assets and facilities, included in maintenance expense	13.4	11.8	9.3
Depreciation on operating assets and facilities	$445.2	$414.2	$385.6
Non-operating assets, included in SG&A	6.5	6.7	5.9
Total depreciation expense	$451.7	$420.9	$391.5

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the components of our lease revenue for the years ended December 31 (in millions):

	2025	2024	2023
Operating lease revenue:
Fixed lease revenue	$1,369.1	$1,263.5	$1,145.1
Variable lease revenue	104.4	104.1	93.7
Total operating lease revenue	$1,473.5	$1,367.6	$1,238.8
Finance lease revenue	12.7	13.5	12.6
Total lease revenue	$1,486.2	$1,381.1	$1,251.4

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the statements of income and was $146.3 million, $115.8 million and $94.6 million in 2025, 2024 and 2023, respectively.

The following table shows the components of our finance leases as of December 31 (in millions):

	2025	2024
Total contractual lease payments receivable	$156.1	$160.0
Estimated unguaranteed residual value of leased assets	9.4	17.2
Unearned income	(61.3)	(58.9)
Finance leases	$104.2	$118.3

The following table shows our future contractual receipts from our noncancelable operating and finance leases as of December 31, 2025 (in millions):

	Operating Leases (1)	Finance Leases	Total
2026	$1,315.1	$33.5	$1,348.6
2027	1,071.1	24.5	1,095.6
2028	854.3	20.7	875.0
2029	641.3	13.9	655.2
2030	456.0	12.0	468.0
Thereafter	836.8	51.5	888.3
	$5,174.6	$156.1	$5,330.7
_______
(1) The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

We recorded gains on finance leases of $9.9 million, $8.5 million and $12.9 million in 2025, 2024 and 2023, respectively. The gains are reported in net gain on asset dispositions in the statements of income.

GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. Railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At December 31, 2025, we leased 3,627 railcars at Rail North America, all of which are accounted for as operating leases.

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

The following table shows the components of lease expense for the years ended December 31 (in millions):

	2025	2024	2023
Operating lease cost (1):
Fixed lease cost - operating leases	$35.0	$40.0	$41.6
Finance lease cost:
Amortization of right-of-use assets	—	0.2	—
Interest on lease liabilities	—	0.3	—
Total lease cost	$35.0	$40.5	$41.6
_______
(1) Total operating lease cost includes amounts recorded in operating lease expense and selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale lease-back financing transactions for railcars we lease to customers. Lease revenue of $35.0 million for 2025 was recognized in connection with these operating leases compared to $41.9 million for 2024 and $41.3 million for 2023.

The following table shows the maturities of our lease liabilities as of December 31, 2025 (in millions):

Operating Leases
2026	$36.8
2027	33.9
2028	26.7
2029	19.0
2030	18.7
Thereafter	37.1
Total undiscounted lease payments	$172.2
Less: amounts representing interest	(18.0)
Total discounted lease liabilities	$154.2

The following table shows the lease terms and discount rates related to leases as of December 31:

	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	5.7	6.5
Weighted-average discount rate:
Operating leases	3.72%	3.66%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows other information related to leases for the years ended December 31 (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36.0	$40.0	$41.2
Financing cash flows for finance leases	—	30.4	—
Total cash paid for leases	$36.0	$70.4	$41.2

Non-cash financing lease transactions (1)	$—	$30.1	$—
_______
(1) Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

In 2025, we did not exercise any options to acquire railcars previously recorded on the balance sheet as a finance lease, compared to exercising options to acquire 728 such railcars for $30.4 million in 2024 and no activity in 2023.
NOTE 6. Investments in Affiliated Companies

Investments in affiliated companies is composed of investments in domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31 (in millions):

	Segment	2025	2024	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Engine Leasing	$732.3	$663.1	50.0%
RailPulse LLC	Rail North America	—	0.2	10.0%
Investments in affiliated companies		$732.3	$663.3
_______
(1) Combined investment balances of a group of 50.0% owned domestic and foreign joint ventures with Rolls-Royce.

The following table shows our share of affiliates’ earnings (losses) by segment for the years ended December 31 (in millions):

	2025	2024	2023
Rail North America	$(0.2)	$—	$(0.6)
Engine Leasing	157.2	108.3	98.7
Share of affiliates' pre-tax earnings	157.0	108.3	98.1
Income taxes	(39.7)	(25.5)	(25.7)
Share of affiliates' earnings, net of taxes	$117.3	$82.8	$72.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no cash investments in affiliates in any of the periods presented. The following table shows distributions received from affiliates, by segment, for the years ended December 31 (in millions):

	Cash Distributions
	2025	2024	2023
Engine Leasing	$50.0	$50.0	$25.0
Total	$50.0	$50.0	$25.0

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2025	2024	2023
Revenues	$643.4	$514.0	$487.2
Net gains on sales of assets	134.6	75.2	91.7
Net income	238.4	164.0	150.6

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2025	2024
Current assets	$521.5	$610.5
Noncurrent assets	5,897.6	4,709.1
Total assets	$6,419.1	$5,319.6

Current liabilities	$883.4	$618.4
Noncurrent liabilities	4,102.4	3,405.1
Shareholders’ equity	1,433.3	1,296.1
Total liabilities and shareholders' equity	$6,419.1	$5,319.6

Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include interests in each of the RRPF affiliates, a group of 50.0% owned domestic and foreign joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in its engine maintenance programs. In aggregate, the RRPF affiliates owned 456 aircraft engines at December 31, 2025, of which 182 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 18 to 30 years to their estimated residual value. Lease terms vary but typically range from 5 to 12 years. Seconded Rolls-Royce employees act as manager for each of the RRPF affiliates and also perform substantially all required maintenance activities. In addition, the RRPF affiliates manage all of GEL's aircraft spare engines, for which we paid them a fee of $5.6 million in 2025, $4.1 million in 2024, and $2.7 million in 2023. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $117.5 million in 2025, $82.8 million in 2024, and $72.8 million in 2023. In 2025, financial results included $23.4 million ($17.5 million after-tax) of income from insurance recoveries related to aircraft spare engines.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2025	2024	2023
Lease revenue from third parties	$401.4	$268.1	$224.8
Lease revenue from Rolls-Royce	215.1	225.3	253.0
Other revenue	24.1	18.9	6.0
Depreciation expense	(224.4)	(206.2)	(223.7)
Interest expense	(172.0)	(127.3)	(135.9)
Other expenses	(64.4)	(37.7)	(19.3)
Other income, including net gains on sales of assets	134.5	75.5	92.6
Income before income taxes	314.3	216.6	197.5
Income taxes (1)	(74.4)	(49.4)	(42.5)
Net income	$239.9	$167.2	$155.0
_______
(1)Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2025	2024
Current assets	$519.3	$607.9
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,860.3 and $1,618.4 (1)	5,897.6	4,709.1
Total assets	$6,416.9	$5,317.0

Accounts payable and accrued expenses	$235.3	$239.6
Debt:
Current	645.1	378.2
Noncurrent, net of adjustments for hedges	3,189.4	2,673.7
Other liabilities	913.0	731.3
Shareholders’ equity	1,434.1	1,294.2
Total liabilities and shareholders' equity	$6,416.9	$5,317.0
_______
(1) $4,620.4 million of operating assets were pledged as collateral for long-term debt obligations at December 31, 2025.

    The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2025 (in millions):

	Rolls-Royce	Third Parties	Total
2026	$180.4	$408.1	$588.5
2027	102.8	372.5	475.3
2028	68.9	326.1	395.0
2029	56.5	281.9	338.4
2030	47.5	238.7	286.2
Thereafter	73.4	861.3	934.7
Total	$529.5	$2,488.6	$3,018.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2025 (in millions):

2026	$608.2
2027	477.1
2028	576.8
2029	159.8
2030	453.1
Thereafter	924.0
Total debt principal (1)	$3,199.0
_______
(1) All debt obligations are nonrecourse to the shareholders.

NOTE 7. Variable Interest Entities

We determined that we are the primary beneficiary of the GABX joint venture with Brookfield. While we do not hold a majority voting interest in the joint venture, GATX has the power to direct the most significant economic activities of GABX over the course of the expected life of the entity, primarily through the management services agreement that is effective upon closing of the Wells Fargo rail assets acquisition. As a result, we consolidate this variable interest entity. See "Note 3. Significant Accounting Policies" for further information on how we determine whether we are the primary beneficiary of a variable interest entity.

As of December 31, 2025, GABX was financed through equity contributions from GATX and Brookfield and debt, which is guaranteed by GATX. The recourse debt is the primary balance reflected in the financial statement assets and liabilities of GABX presented below. Upon closing of the acquisition, GABX will own and lease railcars, with GATX serving as manager of the railcars. As such, the risks associated with it are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of the assets and liabilities of the consolidated variable interest entity reported on our balance sheet as of December 31 (in millions):

	2025	2024
Cash and cash equivalents	$32.2	$—
Restricted cash	4,211.1	—
Other assets	30.6	—
Total assets	$4,273.9	$—

Accounts payable and accrued expenses	$46.8	$—
Recourse debt	2,942.9	—
Other liabilities	20.4	—
Total liabilities	$3,010.1	$—

GABX's assets can only be used to settle its obligations and may not be used to satisfy claims of GATX.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Debt

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 (in millions):

	2025	2024
Unsecured Recourse Fixed Rate Debt:
U.S.
3.25% Notes due September 2026	$350.0	$350.0
5.40% Notes due March 2027	350.0	350.0
3.85% Notes due March 2027	300.0	300.0
3.50% Notes due March 2028	300.0	300.0
4.55% Notes due November 2028	300.0	300.0
4.70% Notes due April 2029	500.0	500.0
4.00% Notes due June 2030	500.0	500.0
1.90% Notes due June 2031	400.0	400.0
3.50% Notes due June 2032	400.0	400.0
4.90% Notes due March 2033	400.0	400.0
5.45% Notes due September 2033	400.0	400.0
6.05% Notes due March 2034	500.0	500.0
6.90% Notes due May 2034	400.0	400.0
5.50% Notes due June 2035	700.0	—
5.20% Notes due March 2044	300.0	300.0
4.50% Notes due March 2045	250.0	250.0
3.10% Notes due June 2051	550.0	550.0
6.05% Notes due May 2054	400.0	400.0
6.05% Notes due June 2054	500.0	—
3.25% Notes due March 2025	—	300.0
	$7,800.0	$6,900.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Europe (1)	2025	2024
0.90% Schuldschein loan due October 2026	$27.0	$23.8
5.23% Schuldschein loan due November 2026	44.0	38.8
1.07% Notes due November 2026	88.1	77.7
4.37% Schuldschein loan due May 2027	41.1	36.2
1.17% Schuldschein loan due October 2028	61.1	53.8
3.21% Notes due December 2028	88.1	—
3.24% Notes due October 2030	135.1	—
1.56% Schuldschein loan due October 2031	88.1	77.7
3.62% Loan due December 2031	117.5	103.5
3.88% Notes due August 2032	47.0	—
1.00% Notes due March 2025	—	103.5
1.13% Notes due August 2025	—	103.5
	$737.1	$618.5
India (2)
8.39% - 8.83% Term loan due June 2027 (3)(4)	$45.6	$47.9
8.13% - 8.53% Term loan due February 2028 (3)	25.6	26.9
8.43% - 8.94% Term loan due February 2029 (3)	44.5	46.7
8.51% - 8.80% Term loan due January 2030 (3)	22.3	23.4
	$138.0	$144.9

Total unsecured fixed rate debt	$8,675.1	$7,663.4

Unsecured Recourse Floating Rate Debt (5):
U.S.
5.06% Notes due January 2028	$50.0	$50.0
5.26% Notes due January 2029	125.0	100.0
5.90% Notes due September 2029	50.0	50.0
5.02% Term Loan due December 2030 (6)	2,959.0	—
	$3,184.0	$200.0
Europe (1)
3.56% Loan due December 2026	$132.7	$125.3
3.51% Notes due December 2027	129.2	113.9
3.16% Notes due May 2029	99.8	—
3.71% Loan due May 2029	88.1	77.7
4.40% Loan due November 2030	44.0	38.8
3.85% Loan due March 2031	58.7	51.8
3.49% Loan due August 2032	94.0	—
	$646.5	$407.5

Total recourse floating rate debt	$3,830.5	$607.5

Total debt principal	$12,505.6	$8,270.9
Unamortized debt discount/premium and debt issuance costs	(52.5)	(51.6)
Debt adjustment for fair value hedges	(1.4)	(4.0)
Total Debt	$12,451.7	$8,215.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
_______
(1) Denominated in euros, but presented in U.S. dollars in this table.
(2) Denominated in Indian rupees, but presented in U.S. dollars in this table.
(3) Term loans were drawn against delayed draw term loans in multiple tranches, resulting in various interest rates for each tranche.
(4) The outstanding balance includes $11.4 million due in 2026.
(5) For floating rate debt, the interest rate disclosed is the applicable interest rate as of December 31, 2025.
(6) Loan at GABX for the acquisition of Wells Fargo's rail assets.

The following table shows the weighted-average interest rate and term of our recourse debt as of December 31:

	2025	2024
Weighted-average interest rate	4.78%	4.59%
Weighted-average term, in years	8.2	8.6

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2025 (in millions):

2026	$653.3
2027	854.5
2028	824.8
2029	907.4
2030	3,660.4
Thereafter	5,605.2
Total debt principal	$12,505.6

Borrowings Under Bank Credit Facilities

The following table shows the balance and weighted-average interest rate of our borrowings under bank credit facilities as of December 31 (in millions):

	2025	2024
Balance	$82.2	$10.4
Weighted-average interest rate	3.23%	4.24%

Credit Lines and Facilities

In 2025, we increased our existing $600 million, 5-year unsecured revolving credit facility in the United States to $632 million and extended the maturity from May 2029 to May 2030. This facility contains one additional one-year extension option. As of December 31, 2025, the full $632 million was available under this facility. Additionally, we increased our existing $350 million 3-year unsecured revolving credit facility in the United States to $368 million and extended the maturity from May 2027 to May 2028. This facility contains one additional one-year extension option. As of December 31, 2025, the full $368 million was available under this facility.

In 2025, in anticipation of the acquisition of Wells Fargo's rail assets, GABX entered into a $250 million, 5-year unsecured revolving credit facility in the United States that matures in 2030. As of December 31, 2025, the full $250 million was available under this facility.

In Europe, we increased our existing €210 million 3-year unsecured revolving credit facility, expiring in December 2027, to €250 million. In total, our European subsidiaries have unsecured credit facilities with an aggregate limit of €275.0 million. As of December 31, 2025, €205.0 million was available under these credit facilities.

Annual commitment fees for GATX's credit facilities were $1.9 million for 2025, $1.3 million for 2024, and $1.1 million for 2023.

Delayed Draw Term Loans

As of December 31, 2025, we had INR 2.0 billion ($22.3 million) available under an outstanding delayed draw term loan in India.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restrictive Covenants

Our $632 million and $368 million revolving credit facilities in the United States, and our €250 million revolving credit facility in Europe, contain various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.0 for the period ended December 31, 2025, which is in excess of the minimum covenant ratio of 1.2. Some of our bank term loans have the same financial covenants as these facilities.

The indenture for our public debt also contains various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2025, this limit was $3.5 billion. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

The GABX $2.96 billion term loan and $250 million revolving credit facility contain various restrictive covenants, including a requirement to maintain an asset coverage ratio that does not exceed 0.85 to 1.0. Under the terms of the agreements, this specific covenant is applicable beginning four full quarters after the closing of the transaction and was therefore not applicable as of December 31, 2025. If GABX does not meet this requirement, it will still be deemed compliant with this financial covenant so long as the GATX Corporation fixed charge coverage ratio exceeds a minimum of 1.2.

At December 31, 2025, our European subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €1,178.0 million. The loans are guaranteed by GATX and are subject to similar restrictive covenants as the revolving credit facility noted above.

At December 31, 2025, we were in compliance with all covenants and conditions of all of our credit agreements, indentures and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

NOTE 9. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at December 31, 2025 and December 31, 2024.

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

Certain assets were subject to non-recurring Level 3 fair value measurements during 2025 and 2024 and continue to be held at December 31, 2025 and 2024. The fair value of such assets at the time of their measurement was $4.0 million at December 31, 2025 and $0.4 million at December 31, 2024 and primarily consisted of railcars in both periods. See "Note 10. Asset Impairments and Assets Held for Sale" for further information.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had one instrument outstanding with an aggregate notional amount of $50.0 million as of December 31, 2025 that matures in 2027 and four instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2024 with maturities ranging from 2025 to 2027.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. During 2025, we entered into deal-contingent interest rate swap contracts to hedge the interest rate risk related to the anticipated issuance of long-term debt used to finance the acquisition of Wells Fargo's rail assets. These deal-contingent interest rate swaps were classified as cash flow hedges. We had three instruments outstanding with an aggregate notional amount of $2,370.6 million as of December 31, 2025 that mature in 2031 and there were no instruments outstanding as of December 31, 2024. Within the next 12 months, we expect to reclassify $1.0 million ($0.7 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other expense immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $28.5 million as of December 31, 2025 and $4.0 million as of December 31, 2024. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows our derivative liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value December 31, 2025	Fair Value December 31, 2024
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$28.5	$4.0
Foreign exchange contracts (2)	Other liabilities	12.5	8.1
Total derivative liabilities		$41.0	$12.1
_______
(1) Designated as hedges.
(2) Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of December 31, 2025 and December 31, 2024, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31 (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Line Item in the Balance Sheet in Which the Hedged Item is Included	2025	2024	2025	2024
Recourse debt	$49.7	$198.9	$1.4	$4.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show the impact of our derivative instruments on our statements of comprehensive income for the years ended December 31 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income (Loss)
Derivative Designation	2025	2024	2023
Derivatives in cash flow hedging relationships:
Foreign exchange contracts	$27.2	$(3.4)	$3.6
Total	$27.2	$(3.4)	$3.6

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	2025	2024	2023
Interest expense	$1.1	$1.6	$1.6
Other expense	0.3	(3.7)	3.7
Total	$1.4	$(2.1)	$5.3

The following tables show the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of income for the years ended December 31 (in millions):

	Amount of (Loss) Gain Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	2025	2024	2023
Total interest expense	$(391.5)	$(341.0)	$(263.4)
(Loss) gain on fair value hedging relationships
Interest rate contracts:
Hedged items	(2.5)	(4.0)	(3.6)
Derivatives designated as hedging instruments	2.5	4.0	3.6
(Loss) gain on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(1.1)	(1.6)	(1.6)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of (Loss) Gain Recognized in Other Expense on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	2025	2024	2023
Total other expense	$(0.4)	$(9.5)	$(9.4)
(Loss) gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (1)	(0.3)	3.7	(3.7)
(Loss) gain on non-designated foreign exchange derivative contracts (2)	(3.6)	1.7	(11.3)
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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$8,622.5	$8,443.1	$7,609.5	$7,243.9
Recourse floating rate debt	3,829.2	3,870.2	605.8	617.3
Total	$12,451.7	$12,313.3	$8,215.3	$7,861.2

NOTE 10. Asset Impairments and Assets Held for Sale

The following table summarizes the components of asset impairments for the years ended December 31 (in millions):

	2025	2024	2023
Attributable to Consolidated Assets
Rail North America	$3.6	$—	$—
Rail International	—	—	0.3
Engine Leasing	—	—	1.2
Total	$3.6	$—	$1.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairment losses at Rail North America in 2025 were related to older flammable liquids railcars. We had no asset impairments in 2024. Impairment losses at Rail International in 2023 were due to declines in value of railcars from functional obsolescence. Impairment losses at Engine Leasing in 2023 were due to the decision to sell our liquified gas-carrying vessels (the " Specialized Gas Vessels").

In the consolidated statements of income, impairment losses related to consolidated assets were included in net gain on asset dispositions.

Assets held for sale, all at Rail North America, were $4.0 million as of December 31, 2025 and $0.4 million as of December 31, 2024. All assets held for sale at December 31, 2025 are expected to be sold within one year and are included in other assets on the balance sheet.

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

In 2025, the trustees of our pension plan in the United Kingdom entered into an agreement with an insurance company for a bulk annuity policy (a buy-in) (the "UK Buy-in Policy"), for which we paid the insurer £14.4 million ($19.3 million). This agreement allows the Company to reduce volatility by removing investment, longevity, mortality, interest rate and inflation risk upon the transfer of pension plan assets to the insurer in exchange for the insurance contract. Under the terms of the UK Buy-in Policy, the insurer is liable to pay the benefits of the plan, but the plan still retains full legal responsibility to pay benefits to plan participants using the insurance payments. The UK Buy-in Policy will be treated as an asset of the plan.

In addition to the pension plans, we have other post-retirement plans that provide health care, life insurance, and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees who retire with immediate benefits under our pension plan are eligible for health care and life insurance benefits. The other post-retirement plans are either contributory or noncontributory, depending on various factors.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2025 Pension Benefits	2024 Pension Benefits	2025 Retiree Health and Life	2024 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$329.7	$346.9	$13.1	$14.9
Service cost	6.1	6.1	0.1	0.1
Interest cost	16.9	16.4	0.7	0.7
Actuarial loss (gain)	9.8	(14.9)	0.5	(1.0)
Benefits paid	(23.4)	(24.3)	(1.2)	(1.6)
Effect of foreign exchange rate changes	1.4	(0.5)	—	—
Benefit obligation at end of year	$340.5	$329.7	$13.2	$13.1
Change in Fair Value of Plan Assets
Plan assets at beginning of year	$325.0	$328.8	$—	$—
Actual return on plan assets	32.8	19.6	—	—
Effect of exchange rate changes	1.8	(0.4)	—	—
Company contributions	1.4	1.3	1.2	1.6
Benefits paid	(23.4)	(24.3)	(1.2)	(1.6)
Plan assets at end of year	$337.6	$325.0	$—	$—
Funded Status at end of year	$(2.9)	$(4.7)	$(13.2)	$(13.1)
Amount Recognized
Other liabilities	$(2.9)	$(4.7)	$(13.2)	$(13.1)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	56.2	58.0	(6.1)	(7.1)
Prior service cost	0.4	0.5	—	—
Accumulated other comprehensive loss (income)	56.6	58.5	(6.1)	(7.1)
Total recognized	$53.7	$53.8	$(19.3)	$(20.2)
After-tax amount recognized in accumulated other comprehensive loss (income)	$44.5	$46.2	$(4.8)	$(5.6)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $326.6 million at December 31, 2025 and $316.1 million at December 31, 2024.

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2025	2024
Projected benefit obligations	$28.3	$25.4
Fair value of plan assets	—	—

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2025	2024
Accumulated benefit obligations	$24.5	$22.0
Fair value of plan assets	—	—

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the components of net periodic cost for the years ended December 31 (in millions):

	2025 Pension Benefits	2024 Pension Benefits	2023 Pension Benefits	2025 Retiree Health and Life	2024 Retiree Health and Life	2023 Retiree Health and Life
Service cost	$6.1	$6.1	$5.3	$0.1	$0.1	$0.1
Interest cost	16.9	16.4	16.6	0.7	0.7	0.8
Expected return on plan assets	(21.9)	(21.6)	(21.4)	—	—	—
Settlement accounting adjustment	—	—	1.4	—	—	—
Amortization of (1):
Unrecognized prior service cost (credit)	—	0.1	—	—	(0.2)	(0.3)
Unrecognized net actuarial loss (gain)	0.9	1.0	0.9	(0.5)	(0.5)	(0.5)
Net periodic cost	$2.0	$2.0	$2.8	$0.3	$0.1	$0.1
_______
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $6.2 million in 2025, $6.2 million in 2024, and $5.4 million in 2023 and is recorded in selling, general and administrative expense. The non-service components totaled income of $3.9 million in 2025, $4.1 million in 2024, and $2.5 million in 2023 and are recorded in other expense in the statements of income.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2025	2024
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	5.31%	5.59%
Discount rate — salaried unfunded plans	4.36% - 5.21%	5.11% - 5.55%
Discount rate — hourly funded plan	5.65%	5.74%
Cash balance interest crediting rate — salaried funded plan	4.70% - 4.84%	4.54% - 4.78%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	5.59%	4.95%
Discount rate — hourly funded plan	5.75%	5.06%
Expected return on plan assets — salaried funded plan	6.60%	6.40%
Expected return on plan assets — hourly funded plan	5.80%	5.60%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	5.40%	5.40%
Rate of pension-in-payment increases	2.70%	3.00%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.40%	4.50%
Expected return on plan assets	5.55%	4.80%
Rate of pension-in-payment increases	3.00%	2.80%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate — combined health	5.00%	5.41%
Discount rate — combined life insurance	5.34%	5.61%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — combined health	5.44%	4.84%
Discount rate — combined life insurance	5.61%	4.97%
Rate of compensation increases	n/a	n/a

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

	2025	2024
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend assumed for next year
Medical claims — pre age 65	7.50%	7.50%
Medical claims — post age 65	6.50%	6.00%
Prescription drugs claims — pre age 65	11.75%	13.00%
Prescription drugs claims — post age 65	10.75%	12.00%
Post age 65 Medicare Advantage Part D	6.30%	18.75%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2035	2034
Prescription drugs claims	2035	2034

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2025 and 2024, and current target asset allocation for 2025, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2025	2024
Asset Category
Equity securities	43.7%	44.4%	44.4%
Debt securities	53.0%	50.7%	51.3%
Real estate	3.3%	2.3%	2.4%
Cash	—%	2.6%	1.9%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2025	2024
Asset Category
Equity securities	9.3%	9.2%	9.2%
Debt securities	90.0%	87.2%	87.5%
Real estate	0.7%	1.0%	1.3%
Cash	—%	2.6%	2.0%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2025 and 2024, and current target asset allocation for 2025, by asset category:

		Plan Assets at December 31
	Target	2025	2024
Asset Category
Debt securities	100.0%	76.1%	47.4%
Cash	—%	23.9%	52.6%
	100.0%	100.0%	100.0%

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2025	2024
Assets measured at net asset value (1):
Short-term investment collective trust fund	$13.6	$18.5
Common stock collective trust funds	112.6	107.5
Fixed-income collective trust funds	186.8	192.6
Real estate collective trust funds	6.3	6.4
Annuity policies (2):
UK Buy-in Policy	18.3	—
Total	$337.6	$325.0
_______
(1) In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.
(2) The fair value of the UK Buy-in Policy is categorized as Level 3 in the fair value hierarchy. The UK Buy-in Policy was valued as equal to the projected benefit obligation, excluding an estimate of additional uninsured liabilities, and was estimated using unobservable inputs.

The following is a description of the valuation techniques and inputs used as of December 31, 2025 and 2024.

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

In 2026, we expect to contribute approximately $4.4 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows expected future benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2026	$30.2	$3.1	$1.3
2027	29.4	3.2	1.4
2028	29.0	3.2	1.4
2029	27.9	3.1	1.4
2030	27.2	2.9	1.3
Years 2031-2035	125.7	12.0	5.2
Total	$269.4	$27.5	$12.0

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our Board of Directors (the "Board" or "Board of Directors") determines. Contributions to our 401(k) retirement plans were $4.3 million for 2025, $4.0 million for 2024, and $2.6 million for 2023. We also made contributions of $2.0 million in 2025, $1.9 million in 2024, and $1.7 million in 2023 to certain foreign contributory plans.

NOTE 12. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation Amended and Restated 2012 Incentive Award Plan (the "2012 Plan"), including grants of non-qualified employee stock options, restricted stock units, performance shares, and phantom stock units and restricted stock units to non-employee directors. As of December 31, 2025, 4.6 million shares were authorized under the 2012 Plan and 1.5 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $25.0 million for 2025, $23.0 million for 2024, and $18.3 million for 2023, and the related tax benefits were $6.1 million for 2025, $5.8 million for 2024, and $4.6 million for 2023.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the weighted-average fair value for our stock options and the assumptions we used to estimate fair value:

	2025	2024	2023
Weighted-average estimated fair value	$49.30	$45.22	$41.06
Quarterly dividend rate	$0.61	$0.58	$0.55
Expected term of stock options, in years	4.1	4.2	4.2
Risk-free interest rate	4.3%	4.0%	3.7%
Dividend yield	1.5%	1.8%	1.9%
Expected stock price volatility	25.9%	34.7%	35.4%
Present value of dividends	$9.20	$8.87	$8.57

The following table shows information about outstanding stock options for the year ended December 31, 2025:

	Number of Stock Options (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of the year	948	$100.13
Granted	198	166.19
Exercised	(205)	83.40
Forfeited/Cancelled	(9)	139.96
Outstanding at end of the year	932	117.49
Vested and exercisable at end of the year	551	98.72

The following table shows the aggregate intrinsic value of stock options exercised in 2025, 2024, and 2023, and the weighted-average remaining contractual term and aggregate intrinsic value of stock options outstanding and vested as of December 31, 2025:

Stock Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Exercised in 2023		$9.0
Exercised in 2024		13.6
Exercised in 2025		16.1

Outstanding at December 31, 2025 (a)	3.8	48.6
Vested and exercisable at December 31, 2025	2.7	39.1
_______
(a) As of December 31, 2025, 932,172 stock options were outstanding.

Total cash received from employees for exercises of stock options during the years ended December 31, 2025, 2024, and 2023 was $31.1 million, $32.1 million, and $22.3 million, respectively. As of December 31, 2025, we had $9.8 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.7 years.

Restricted Stock Units and Performance Shares

Restricted stock units entitle the recipient to receive a specified number of restricted shares of common stock upon vesting. Restricted stock units do not carry voting rights and are not transferable prior to the expiration of a specified restriction period, which is generally three years, as determined by the Compensation Committee of the Board (the "Compensation Committee"). We accrue dividends on all restricted stock units and pay those dividends when the awards vest. We recognize compensation expense for these awards over the applicable vesting period.

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

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2025, there was $12.6 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted-average period of 1.7 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2025:

	Number of Share Units Outstanding (in thousands)	Weighted-Average Grant-Date Fair Value
Restricted Stock Units:
Unvested at beginning of the year	102	$113.79
Granted	26	166.19
Vested	(39)	103.89
Forfeited	(4)	132.13
Unvested at end of the year	85	133.17
Performance Shares:
Unvested at beginning of the year	89	$119.39
Granted	33	166.19
Net increase due to estimated performance	28	142.72
Vested	(51)	113.28
Unvested at end of the year	99	144.65

The total fair value of restricted stock units and performance shares that vested during the year was $14.8 million in 2025, $11.9 million in 2024, and $9.7 million in 2023. Cash paid to settle performance share awards was $8.1 million in 2025, $4.7 million in 2024, and $4.1 million in 2023.

Non-Employee Director Awards

We grant awards to non-employee directors as a component of their compensation for service on our Board. Currently, these awards are in the form of restricted stock units. Previously, these awards were in the form of phantom stock units, which are units that equate to, but are not common shares. Restricted stock unit awards and phantom stock awards are both dividend participating and, for awards that are deferred, dividends are reinvested in additional units at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the Board, or in accordance with the deferral election, whole units of both restricted stock units and phantom stock units will be settled with shares of common stock, and fractional units will be paid in cash. In 2025, we granted 12,204 units of restricted stock and there was a total of 247,317 restricted stock units and phantom stock units outstanding as of December 31, 2025.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Income Taxes

The following table shows the components of income before income taxes, excluding affiliates, for the years ended December 31 (in millions):

	2025	2024	2023
Income before Income Taxes
Domestic	$58.9	$80.6	$82.9
Foreign	220.2	180.8	162.6
Total	$279.1	$261.4	$245.5

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ended December 31 (in millions):

	2025	2024	2023
Income Tax Expense
Current
Domestic:
Federal	$(1.9)	$—	$2.9
State and local	0.1	0.7	0.2
	$(1.8)	$0.7	$3.1
Foreign	11.7	13.5	17.3
Total current	$9.9	$14.2	$20.4
Deferred
Domestic:
Federal	$16.2	$18.4	$13.5
State and local	5.9	(6.4)	(1.8)
	$22.1	$12.0	$11.7
Foreign	31.1	33.8	26.6
Total deferred	$53.2	$45.8	$38.3
Income taxes	$63.1	$60.0	$58.7

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31 (in millions):

	2025		2024		2023
Income taxes at federal statutory rate	$58.6	21.0%	$54.9	21.0%	$51.6	21.0%
Adjust for effect of:
Foreign tax effects:
Germany
Foreign tax rate change impact	(13.3)	(4.8)%	—	—%	—	—%
Other	3.7	1.3%	4.2	1.6%	4.0	1.6%
Other foreign jurisdictions	6.6	2.4%	5.1	2.0%	5.6	2.3%
Foreign tax effects	(3.0)	(1.1)%	9.3	3.6%	9.6	3.9%
Nontaxable or nondeductible items:
Nondeductible officers compensation	4.3	1.5%	2.8	1.1%	2.3	0.9%
Share-based compensation	(3.2)	(1.1)%	(2.2)	(0.8)%	(1.7)	(0.7)%
Other	0.7	0.2%	—	—%	(1.7)	(0.7)%
State and local income tax, net of federal (national) income tax effect (1)	6.0	2.2%	(4.8)	(1.9)%	(1.6)	(0.6)%
Changes in unrecognized tax benefits	(0.3)	(0.1)%	—	—%	0.2	0.1%
Income taxes at effective income tax rate	$63.1	22.6%	$60.0	23.0%	$58.7	23.9%
_______
(1) During the year ended 2025, the following states represent the majority of income tax reconciling items: Illinois, California, Texas, Georgia, Kansas and Minnesota. In 2024, the states included Illinois, California, Georgia, Texas, Iowa and Kansas. In 2023, the states included Illinois, Texas, California, Georgia, Iowa and Louisiana.

In 2025, our effective tax rate was 22.6% compared to 23.0% in 2024 and 23.9% in 2023.

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

Annually, we determine whether it is more likely than not that we will be able to utilize our state net operating losses, based upon that analysis, we have made the following changes to our state valuation allowance; an expense of $6.4 million, a benefit of $1.8 million, and a benefit of $2.3 million respectively in 2025, 2024, and 2023.

Separately, our affiliates incurred income taxes of $39.7 million, $25.5 million, and $25.7 million respectively in 2025, 2024, and 2023.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows income taxes paid, for the years ended December 31 (in millions):

	2025	2024	2023
Income Taxes Paid
Domestic:
Federal	$(1.9)	$—	$2.9
State (1)	0.1	0.7	0.2
	$(1.8)	$0.7	$3.1
Foreign:
Germany	$6.9	$8.8	$6.0
Canada	0.3	(1.2)	(0.6)
Poland	5.3	6.8	4.0
Mexico	1.5	1.4	1.2
Austria	(0.2)	2.3	1.6
Netherlands	1.2	1.5	1.1
India	1.1	1.8	0.3
Other	0.2	0.9	0.6
	$16.3	$22.3	$14.2
Total	$14.5	$23.0	$17.3
_______
(1) During the years ended December 31, 2025, 2024 and 2023, we did not make tax payments to any states that exceeded more than 5% of total tax payments.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2025	2024
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,439.4	$1,327.9
Right-of-use assets	33.7	41.3
Investments in affiliated companies	3.8	4.5
Lease accounting	17.4	18.0
Intangible amortization	1.7	1.5
Other	5.3	4.9
Total deferred tax liabilities	$1,501.3	$1,398.1
Deferred Tax Assets
Lease liability	$37.9	$44.4
Federal net operating loss	140.8	82.6
Foreign tax credit	0.8	0.8
Valuation allowance on foreign tax credit	(0.8)	(0.8)
Federal interest limitation carryforward	50.5	72.5
State net operating loss	43.3	37.4
Valuation allowance on state net operating loss	(26.9)	(20.4)
State interest limitation carryforward	7.7	11.4
Foreign net operating loss	2.1	4.4
Accruals not currently deductible for tax purposes	37.8	32.3
Allowance for losses	1.2	1.3
Pension and post-retirement benefits	1.9	2.1
Other	9.3	2.8
Total deferred tax assets	$305.6	$270.8
Net deferred tax liabilities	$1,195.7	$1,127.3

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

At December 31, 2025, we had a U.S. federal tax net operating loss carryforward of $670.2 million that can be carried forward indefinitely until the loss is fully recovered. The utilization of net operating losses carried forward are limited to 80% of future taxable income. We also had foreign tax credits of $0.8 million that expire after 2027. We have recorded a $0.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

At December 31, 2025, due to a provision of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the deductibility of interest expense may be limited on our federal tax return. Disallowed amounts can be carried forward indefinitely until the expense is fully utilized. As a result of this limitation, we have a federal interest expense carryforward amount of $248.3 million.

At December 31, 2025, we had state tax net operating losses of $43.3 million, net of federal benefits that are scheduled to expire at various times beginning in 2026. We have recorded a $26.9 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Also, as a result of the provision in the Tax Act limiting the deductibility of interest expense on our federal tax return, as referenced above, we had a corresponding state interest limitation of $7.7 million that can be carried forward indefinitely until the expense is fully utilized.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2025, we had foreign net operating losses of $2.1 million, with various carryforward periods. It is more likely than not that we will be able to use these losses in the future, and therefore, no valuation allowance is required at this time.

At December 31, 2025, our gross liability for unrecognized tax benefits was $9.1 million. Of this amount, $9.0 million is attributed to our foreign operations. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one separate federal income tax return and one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2025, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2022 have been closed or expired. Additionally, we currently have no open federal income tax audits, no open state income tax audits, and four of our foreign jurisdictions have open income tax audits.

NOTE 14. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2025, we generated approximately 26% of our total revenues from customers in the transportation industry, 22% from the chemical industry, 22% from the petroleum industry, 12% from food/agriculture industries, and 5% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Germany, the United Kingdom, Poland, Austria and India.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2025, 2024, and 2023. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2025, collective bargaining agreements covered approximately 39% of our employees. None of the agreements are set to expire within the next year. The hourly employees at our U.S. service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor and the Employee Shop Committee of Rivière-des-Prairies. Certain employees of GATX Rail Europe are represented by one union in Poland.

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

As of December 31, 2025 and December 31, 2024, we had commercial commitments of $9.9 million and $8.7 million, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at December 31, 2025 and December 31, 2024. As of December 31, 2025, our outstanding commitments expire in 2026 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

We are parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table shows the computation of our basic and diluted earnings per common share for the years ended December 31 (in millions, except per share amounts):

	2025	2024	2023
Basic earnings per share:
Net income	$333.3	$284.2	$259.2
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to GATX	333.3	284.2	259.2
Less: Net income allocated to participating securities	(5.5)	(4.9)	(4.9)
Net income available to common shareholders	$327.8	$279.3	$254.3
Weighted-average shares outstanding - basic	35.8	35.8	35.7
Basic earnings per share	$9.14	$7.80	$7.13

Diluted earnings per share:
Net income	$333.3	$284.2	$259.2
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to GATX	333.3	284.2	259.2
Less: Net income allocated to participating securities	(5.5)	(4.9)	(4.9)
Net income available to common shareholders	$327.8	$279.3	$254.3
Weighted-average shares outstanding - basic	35.8	35.8	35.7
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.1
Weighted-average shares outstanding - diluted *	35.9	35.9	35.7
Diluted earnings per share	$9.12	$7.78	$7.12
_______
(*) Sum of individual components may not be additive due to rounding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17. Goodwill

Our goodwill was $126.3 million as of December 31, 2025 and $114.1 million as of December 31, 2024. In the fourth quarter of 2025, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. The following table summarizes the components of goodwill by segment for the years ended December 31 (in millions):

	2025	2024
Rail North America	$23.8	$23.8
Rail International (1)	60.5	53.3
Other (1)	42.0	37.0
Total	$126.3	$114.1
_______
(1) Goodwill relates to our rail operations in Europe at the Rail International segment and Trifleet at the Other segment.

The changes in the carrying amount of our goodwill for 2025 resulted from fluctuations in foreign currency exchange rates. There are no accumulated impairment losses related to our goodwill.

NOTE 18. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2025	2024
Beginning balance	$5.7	$5.9
Provision for losses	0.5	2.0
Charges to allowance	(0.4)	(1.9)
Recoveries and other, including foreign exchange adjustments	0.2	(0.3)
Ending balance	$6.0	$5.7

NOTE 19. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2025	2024
GST/VAT receivable	$85.9	$44.1
Inventory	84.0	71.8
Office furniture, fixtures and other equipment, net of accumulated depreciation	35.9	26.8
Prepaid pension	25.4	20.7
Prepaid items	24.9	18.4
Utilization asset	17.2	26.5
Assets held for sale	4.0	0.4
Deferred financing costs	3.6	3.5
Other	119.6	90.9
Total	$400.5	$303.1

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2025	2024
Accrued pension and other post-retirement benefits	$41.5	$38.5
Derivatives	41.0	12.1
Environmental accruals	10.3	12.0
Other	69.3	44.9
Total	$162.1	$107.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Shareholders’ Equity

On January 25, 2019, our Board approved a $300 million share repurchase program (the "Prior Repurchase Program"), pursuant to which we were authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During 2025, we repurchased 416,699 shares of common stock for $65.0 million under the Prior Repurchase Program, compared to 167,452 shares for $21.9 million in 2024 and 24,520 shares of common stock for $2.6 million in 2023.

On February 18, 2026, the Board terminated the Prior Repurchase Program and approved a new $300.0 million share repurchase program (the "New Repurchase Program"), pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The New Repurchase Program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

In accordance with our certificate of incorporation,120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2025, 69.3 million shares were issued and 35.4 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2025 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.1
GATX Corporation 2012 Amended and Restated Incentive Award Plan	4.6
Total	6.7

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2025 or December 31, 2024.

NOTE 21. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2022	$(152.1)	$(11.2)	$(48.3)	$(211.6)
Change in component	45.8	(3.6)	(4.1)	38.1
Reclassification adjustments into earnings (1)	—	5.3	0.1	5.4
Income tax effect	—	(0.4)	0.9	0.5
Accumulated other comprehensive loss at December 31, 2023	$(106.3)	$(9.9)	$(51.4)	$(167.6)
Change in component	(53.8)	3.4	13.9	(36.5)
Reclassification adjustments into earnings (1)	—	(2.1)	0.4	(1.7)
Income tax effect	—	(0.3)	(3.5)	(3.8)
Accumulated other comprehensive loss at December 31, 2024	$(160.1)	$(8.9)	$(40.6)	$(209.6)
Change in component	109.3	(27.2)	—	82.1
Reclassification adjustments into earnings (1)	—	1.4	0.4	1.8
Income tax effect	—	6.2	0.5	6.7
Non-controlling interest	—	14.4	—	14.4
Accumulated other comprehensive loss at December 31, 2025	$(50.8)	$(14.1)	$(39.7)	$(104.6)
_______
(1) See "Note 9. Fair Value" and "Note 11. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. Non-Controlling Interest

Non-controlling interest represents the portion of our consolidated net assets that are not wholly owned and therefore not attributable to GATX. Non-controlling interest was established in December 2025 as a result of the creation and funding of the GABX joint venture. In 2025, Brookfield contributed $899.0 million of equity to GABX for its share of ownership. As of December 31, 2025, the non-controlling interest represents Brookfield's 70% ownership in GABX.

NOTE 23. Foreign Operations

For the years ended December 31, 2025, 2024, and 2023, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. At December 31, 2025, Canada was the only foreign country that held more than 10% of our identifiable assets. At December 31, 2024, the United Kingdom was the only foreign country that held more than 10% of our identifiable assets.

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2025	2024	2023
Revenues
Foreign	$721.4	$637.3	$548.1
United States	1,019.0	948.2	862.8
Total	$1,740.4	$1,585.5	$1,410.9

Identifiable Assets
Foreign	$6,801.3	$5,167.2	$4,718.5
United States	11,198.2	7,129.3	6,607.5
Total	$17,999.5	$12,296.5	$11,326.0

NOTE 24. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments, and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.

Norfolk Southern Train Derailment in East Palestine, Ohio

On June 30, 2023, a third-party complaint was filed by Norfolk Southern Railway Company and Norfolk Southern Corporation (collectively, "Norfolk Southern") against GATX and several other parties in the Northern District of Ohio (Eastern Division) for contribution and recovery of environmental damages related to the derailment of a Norfolk Southern train in East Palestine, Ohio that included railcars owned by GATX Corporation. The Company filed a motion to dismiss Norfolk Southern's third-party complaint on September 15, 2023. On March 6, 2024, the Court granted GATX's and the other third-party defendants’ motions and dismissed all Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") claims. The Court also dismissed all state law claims, declining to exercise supplemental jurisdiction over them in light of its dismissal of the CERCLA claims. On March 26, 2024, Norfolk Southern moved the Court for entry of partial final judgment as to the order dismissing the third-party complaint in order to appeal before final judgment the Court’s dismissal order as to GATX and the other third-party defendants. The Court has denied Norfolk Southern’s motion. In the interim, on May 23, 2024, Norfolk Southern entered into a Consent Decree settling claims with the United States Department of Justice and Environmental Protection Agency (but not the State of Ohio) to which GATX is not a party. The State of Ohio first party action against Norfolk Southern remains pending.

All other litigation involving the East Palestine train derailment incident has been fully resolved as to GATX, including a recent agreement for dismissal of GATX with prejudice of a putative class action lawsuit originally filed in federal court in Pennsylvania by four Pennsylvania school districts and their students.

To the extent there are any further actions against GATX, the Company will vigorously defend itself.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Litigation Accruals

We have recorded accruals totaling $4.6 million at December 31, 2025 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

Environmental

Our operations are subject to extensive federal, state, and local environmental regulations. Our operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Under some environmental laws in the U.S. and certain other countries, the owner of a leased transportation asset may be liable for environmental damage and cleanup or other costs in the event of a spill or discharge of material from such asset without regard to the owner’s fault. While our standard forms of lease agreements require the lessee to indemnify us against environmental claims and to carry liability insurance coverage, such indemnities and insurance may not fully protect us against claims for environmental damage. Additionally, some of our real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, we are subject to environmental cleanup and enforcement actions. In particular, CERCLA, also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties ("PRPs"), we generally contribute to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 6 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2025, we have recorded accruals of $10.3 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

We did not materially change our methodology for identifying and calculating environmental liabilities in the last three years. Currently, no known trends, demands, commitments, events or uncertainties exist that are reasonably likely to occur and materially affect the methodology or assumptions described above.

The recorded accruals represent our best estimate of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, we are unable to provide a reasonable estimate of the maximum potential loss associated with these sites because cleanup costs cannot be predicted with certainty. Various factors beyond our control can impact the amount of loss GATX will ultimately incur with respect to these sites, including the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology; the extent of other parties' participation in cleanup efforts; developments in periodic environmental analyses related to sites determined to be contaminated; and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges associated with these sites could have a significant effect on results of operations in a particular quarter or year if the costs materially exceed the accrued amount as individual site studies and remediation and restoration efforts proceed. However, management believes it is unlikely that the ultimate cost to GATX for any of these sites, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or liquidity.

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

Rail North America reportable segment is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. As of December 31, 2025, GABX is consolidated in the Rail North America operating segment and is primarily composed of the equity contributions from GATX and Brookfield, as well as the debt undertaken, in anticipation of the closing of the transaction and purchase of railcars from Wells Fargo. GABX's operations will be reflected within that segment upon closing of the transaction.

Rail International is an aggregation of our operating segments in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India") and, until January 31, 2023, our rail business in Russia ("Rail Russia"). In 2023, we completed the sale of Rail Russia. GRE primarily leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-added services according to customer requirements. Rail India primarily leases railcars to customers in India pursuant to net leases, under which the lessee assumes responsibility for maintenance of the railcars.

As previously disclosed, we changed the name of our Portfolio Management business segment to Engine Leasing in 2024 to reflect the prospective operations of the segment. Historically, this business segment included marine operations from our Specialized Gas Vessels. As of December 31, 2023, we had sold all of our marine assets and no longer have any marine operations.

Engine Leasing is now almost entirely composed of our engine leasing operations, which include our ownership interest in the RRPF affiliates, a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GEL, our wholly owned business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables show certain segment data for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
2025 Profitability
Revenues
Lease revenue	$1,049.1	$366.1	$38.2	$32.8	$1,486.2
Non-dedicated engine revenue	—	—	86.7	—	86.7
Other revenue	137.3	21.7	—	8.5	167.5
Total Revenues	1,186.4	387.8	124.9	41.3	1,740.4
Expenses
Maintenance expense	350.5	72.4	—	4.8	427.7
Depreciation expense	285.7	90.5	39.7	15.9	431.8
Operating lease expense	28.9	—	—	—	28.9
Other operating expense	31.1	19.3	11.2	3.7	65.3
Total Expenses	696.2	182.2	50.9	24.4	953.7
Other Income (Expense)
Net gain on asset dispositions	130.0	6.8	—	0.1	136.9
Interest (expense) income, net	(259.5)	(82.6)	(49.7)	0.3	(391.5)
Other (expense) income	(8.7)	(3.9)	—	12.2	(0.4)
Share of affiliates' pre-tax (loss) earnings	(0.2)	—	157.2	—	157.0
Segment profit	$351.8	$125.9	$181.5	$29.5	$688.7
Less:
Selling, general and administrative expense					252.6
Income taxes (includes $39.7 related to affiliates' earnings)					102.8
Net Income					$333.3
Less: Net Income Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$333.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$116.5	$2.3	$—	$0.1	$118.9
Residual sharing income	0.5	—	—	—	0.5
Non-remarketing net gains (1)	16.6	4.5	—	—	21.1
Asset impairments	(3.6)	—	—	—	(3.6)
	$130.0	$6.8	$—	$0.1	$136.9

Capital Expenditures
Portfolio investments and capital additions	$644.1	$502.4	$147.1	$23.1	$1,316.7

Selected Balance Sheet Data
Investments in affiliated companies	$—	$—	$732.3	$—	$732.3
Identifiable assets (2)	$12,235.5	$2,919.0	$1,831.6	$1,013.4	$17,999.5
_______
(1) Includes net gains from scrapping of railcars.
(2) Identifiable assets at Rail North America include 100% of the assets at the GABX joint venture with Brookfield.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
2024 Profitability
Revenues
Lease revenue	$983.5	$333.6	$32.4	$31.6	$1,381.1
Non-dedicated engine revenue	—	—	64.6	—	64.6
Other revenue	115.5	16.7	0.1	7.5	139.8
Total Revenues	1,099.0	350.3	97.1	39.1	1,585.5
Expenses
Maintenance expense	306.9	70.7	—	4.0	381.6
Depreciation expense	271.1	78.7	37.8	14.8	402.4
Operating lease expense	33.9	—	—	—	33.9
Other operating expense	26.4	17.4	9.6	4.3	57.7
Total Expenses	638.3	166.8	47.4	23.1	875.6
Other Income (Expense)
Net gain on asset dispositions	132.8	4.5	0.6	0.4	138.3
Interest (expense) income, net	(232.1)	(71.4)	(41.9)	4.4	(341.0)
Other (expense) income	(5.4)	3.2	0.6	(7.9)	(9.5)
Share of affiliates' pre-tax earnings	—	—	108.3	—	108.3
Segment profit	$356.0	$119.8	$117.3	$12.9	$606.0
Less:
Selling, general and administrative expense					236.3
Income taxes (includes $25.5 related to affiliates' earnings)					85.5
Net Income					$284.2
Less: Net Income Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$284.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$119.4	$1.7	$0.6	$0.3	$122.0
Residual sharing income	0.5	—	—	—	0.5
Non-remarketing net gains (1)	12.9	2.8	—	0.1	15.8
	$132.8	$4.5	$0.6	$0.4	$138.3

Capital Expenditures
Portfolio investments and capital additions	$1,162.4	$232.9	$260.8	$18.3	$1,674.4

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$663.1	$—	$663.3
Identifiable assets	$7,751.6	$2,233.3	$1,653.4	$658.2	$12,296.5
_______
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
2023 Profitability
Revenues
Lease revenue	$888.8	$296.6	$32.6	$33.4	$1,251.4
Non-dedicated engine revenue	—	—	37.6	—	37.6
Marine operating revenue	—	—	6.9	—	6.9
Other revenue	93.9	12.9	0.1	8.1	115.0
Total Revenues	982.7	309.5	77.2	41.5	1,410.9
Expenses
Maintenance expense	276.6	64.1	—	4.1	344.8
Depreciation expense	265.9	68.2	28.3	13.9	376.3
Operating lease expense	36.0	—	—	—	36.0
Marine operating expense	—	—	6.5	—	6.5
Other operating expense	25.9	10.4	7.3	3.0	46.6
Total Expenses	604.4	142.7	42.1	21.0	810.2
Other Income (Expense)
Net gain on asset dispositions	120.5	7.0	2.2	0.6	130.3
Interest expense (income), net	(182.9)	(56.2)	(29.8)	5.5	(263.4)
Other (expense) income	(8.0)	(4.2)	0.2	2.6	(9.4)
Share of affiliates' pre-tax (loss) earnings	(0.6)	—	98.7	—	98.1
Segment profit	$307.3	$113.4	$106.4	$29.2	$556.3
Less:
Selling, general and administrative expense					212.7
Income taxes (includes $25.7 related to affiliates' earnings)					84.4
Net Income					$259.2
Less: Net Income Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$259.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on dispositions of owned assets	$111.7	$4.9	$2.9	$0.3	$119.8
Residual sharing income	0.4	—	0.5	—	0.9
Non-remarketing net gains (1)	8.4	2.4	—	0.3	11.1
Asset impairments	—	(0.3)	(1.2)	—	(1.5)
	$120.5	$7.0	$2.2	$0.6	$130.3

Capital Expenditures
Portfolio investments and capital additions	$976.9	$382.4	$267.3	$38.4	$1,665.0

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$626.8	$—	$627.0
Identifiable assets	$6,993.8	$2,175.2	$1,355.1	$801.9	$11,326.0
_______
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 26. Subsequent Events

On January 1, 2026:

•GATX completed the acquisition of Wells Fargo's rail operating lease portfolio for a purchase price of approximately $4.2 billion. At closing, Wells Fargo's rail operating lease portfolio comprised approximately 101,000 railcars. The acquisition was completed through the GABX joint venture with Brookfield. Initially, GATX's ownership share of GABX is 30%, with Brookfield's share at 70%. GATX will have the option to acquire up to 100% ownership over time through a call option agreement it entered into with GABX and Brookfield. We will account for the purchase as an asset acquisition, and the operations of the joint venture will be consolidated within the Rail North America segment.
•GATX acquired approximately 200 locomotives directly from Wells Fargo for approximately $30.4 million.
•Brookfield completed the acquisition of Wells Fargo’s rail finance lease portfolio, consisting of both railcars and locomotives.

GATX, through separate management agreements with GABX and Brookfield, will serve as manager of the railcars in the joint venture, as well as the finance lease railcars and locomotives directly owned by Brookfield, and will receive a management fee for these services.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control Over Financial Reporting

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
February 19, 2026

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

New Share Repurchase Program

On January 25, 2019, our Board of Directors approved a $300.0 million share repurchase program, which, as of December 31, 2025, had $0.1 million remaining available under the repurchase authorization. On February 18, 2026, the Board terminated such prior repurchase program and approved a new share repurchase program under which the Company may repurchase, from time to time, up to a maximum of $300.0 million of the Company's common shares. The new repurchase program does not have an expiration date, does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time at the Company's discretion. Repurchases under the new program may be made from time to time in the open market, through privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans, as determined by the Company. Future repurchases will depend on factors such as the then current market price of the Company's common shares, market and business conditions, and other factors.

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended December 31, 2025.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item regarding our directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, corporate governance, and policies and procedures regarding insider trading is contained in sections entitled "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Insider Trading Policy", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", and "Audit Committee Report" in our definitive Proxy Statement to be filed with the SEC on or about March 13, 2026, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this Item regarding compensation of our directors and executive officers, as well as our policies and practices on the timing of awards of stock options in relation to the disclosure of material nonpublic information, is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed with the SEC on or about March 13, 2026, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is contained in the sections entitled "Proposal 3: Approval of an Amendment and Restatement of our 2012 Incentive Award Plan—Equity Compensation Plan Information," "Security Ownership of Directors and Executive Officers,” and “Principal Shareholders” in our definitive Proxy Statement to be filed with the SEC on or about March 13, 2026, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed with the SEC on or about March 13, 2026, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item regarding fees paid to Ernst & Young LLP is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed with the SEC on or about March 13, 2026, which sections are incorporated herein by reference.

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
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024, and 2023, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference:
2.1
Purchase Agreement, dated as of May 29, 2025, by and among GATX Corporation, Wells Fargo Bank, N.A., Everen Capital Corporation, BFLX Leasing Holdings LLC, GATX Rail Locomotive Group, L.L.C., and GABX Leasing LLC, is incorporated herein by reference to Exhibit 10.1 of GATX's Form 8-K dated May 30, 2025, file number 1-2328.+

3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX’s Form 8-K filed October 31, 2013, file number 1-2328.
3.2
Amended and Restated By-Laws of GATX Corporation, as amended and restated on October 28, 2022, are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K filed November 1, 2022, file number 1-2328.

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
10.1
Five Year Credit Agreement dated as of May 21, 2024, among GATX Corporation, as borrower, Citibank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, BMO Bank N.A., CIBC Bank USA, KeyBank National Association, Morgan Stanley MUFG Loan Partners, LLC, PNC Bank, National Association and U.S. Bank, National Association, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K filed May 22, 2024, file number 1-2328.+

10.2
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated September 30, 2022 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, file number 1-2328 .+

10.3
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.4
Form of Corporate Officers' Incentive Plan under the GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.*

10.5
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.6
Form of Agreement for Employment Following a Change of Control between GATX Corporation and Thomas A. Ellman (dated as of January 1, 2014), Paul F. Titterton (dated as of August 1, 2022), Kim Nero (dated as of May 1, 2021) and Brian L. Glassberg (dated as of December 1, 2022) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.7
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Jennifer McManus (dated as of October 30, 2020), Jennifer Van Aken (dated as of October 30, 2020), Jeffery R. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.8
GATX Corporation U.S. Executive Severance Plan, effective as of February 15, 2023, is incorporated herein by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, file number 1-2328.*

10.9
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K filed February 24, 2009, file number 1-2328.

10.10
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated herein by reference to Exhibit 10.4 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, file number 1-2328.*

10.11
Form of Performance Share Agreement for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers is incorporated herein by reference to Exhibit 10.1 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.*

10.12
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017 is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, file number 1-2328.*

10.13
Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers is incorporated herein by reference to Exhibit 10.2 of GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.*

10.14
Form of Non-Qualified Stock Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control, is incorporated herein by reference to Exhibit 10.3 to GATX's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.15
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to Thomas A. Ellman and Paul F. Titterton is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K filed January 28, 2022, file number 1-2328.*

10.16
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Thomas A. Ellman and Paul F. Titterton is incorporated herein by reference to Exhibit 10.2 to GATX’s Form 8-K filed January 28, 2022, file number 1-2328.*

10.17
Form of Restricted Stock Unit Agreement for Grants under the Amended and Restated 2012 Incentive Award Plan to directors is incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-2328.*

10.18
Amended and Restated GATX Corporation Director's Phantom Stock Plan, effective as of December 2, 2016, is incorporated herein by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.19
Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of January 1, 2025, is incorporated herein by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, file number 1-2328.*

10.20
Amendment to Amended and Restated Agreement for Employment Following a Change of Control, dated February 18, 2025, between GATX Corporation and Robert C. Lyons, is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, file number 1-2328.*

10.21
Commitment Increase Supplement, dated as of June 30, 2025, by and among GATX Corporation, M&T Bank as Increasing Lender, the additional parties thereto, and Citibank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K filed July 1, 2025, file number 1-2328.

10.22
Credit Agreement, dated as of December 31, 2025, by and among GABX Leasing LLC, as borrower, the lenders party thereto from time to time, and Wells Fargo Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K filed January 5, 2026, file number 1-2328.+

10.23
Guaranty Agreement, dated as of December 31, 2025, by and between GATX Corporation and Wells Fargo Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.2 to GATX’s Form 8-K filed January 5, 2026, file number 1-2328.

10.24
Amended and Restated Limited Liability Company Agreement of GABX Leasing LLC, dated as of January 1, 2026, by and among GABX Leasing LLC, GABX Leasing Holding LLC, and GATX Corporation, is incorporated herein by reference to Exhibit 10.3 to GATX’s Form 8-K filed January 5, 2026, file number 1-2328.+

10.25
Call Option Agreement, dated as of January 1, 2026, by and among Michigan U.S. Holdings LP, GATX Corporation and GABX Leasing Holding LLC, is incorporated herein by reference to Exhibit 10.4 to GATX’s Form 8-K filed January 5, 2026, file number 1-2328.+

10.26	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).
19	GATX Corporation Insider Trading Policy, is incorporated herein by reference to Exhibit 19 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, file number 1-2328.
97
GATX Corporation Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023 is incorporated herein by reference to Exhibit 97 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, file number 1-2328.*

_______

(*) Compensatory Plans or Arrangements.
(+) Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K.

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
February 19, 2026

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

/s/ ROBERT C. LYONS	President and Chief Executive Officer and Director (Principal Executive Officer)
Robert C. Lyons
February 19, 2026

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 19, 2026

/s/ JENNIFER M. MCMANUS	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Jennifer M. McManus
February 19, 2026

/s/ DIANE M. AIGOTTI	Director
Diane M. Aigotti
February 19, 2026

/s/ ANNE L. ARVIA	Director
Anne L. Arvia
February 19, 2026

/s/ SHELLEY J. BAUSCH	Director
Shelley J. Bausch
February 19, 2026

/s/ JOHN M. HOLMES	Director
John M. Holmes
February 19, 2026

/s/ JAMES B. REAM	Director
James B. Ream
February 19, 2026

/s/ ADAM L. STANLEY	Director
Adam L. Stanley
February 19, 2026

/s/ ROBERT S. WETHERBEE	Director
Robert S. Wetherbee
February 19, 2026

/s/ PAUL G. YOVOVICH	Director
Paul G. Yovovich
February 19, 2026