Form 10-Q
period 2026-03-31
GATX CORP
filed 2026-05-07
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)

233 South Wacker Drive
Chicago, Illinois 60606-7147
(Address of principal executive offices, including zip code)
(312) 621-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GATX	New York Stock Exchange
	GATX	NYSE Texas, Inc.

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

There were 35.5 million common shares outstanding at March 31, 2026.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2026

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2025, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦prolonged inflation or deflation
◦high interest rates
◦weak macroeconomic conditions and world trade policies
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in railroad operations, efficiency, pricing and service offerings
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including geopolitical tensions or conflicts (such as hostilities in the Middle East), geographic exposure, customer concentrations and energy costs
◦customers' desire to buy, rather than lease, our transportation assets
◦other operational or commercial needs or decisions of our customers
•reduced demand for our rail assets resulting from a change in pricing, service offerings, or operating conditions of North American railroads
•competitive factors in our primary markets
•threatened or implemented changes in tariffs or other global trade policies
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases or a significant increase in compliance-based maintenance events
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities, including the recent acquisition of the Wells Fargo fleet
•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses

•U.S. and global political conditions and the impact of increased geopolitical tension, civil unrest and armed conflict, including the war with Iran, on domestic and global economic conditions
•potential obsolescence of our assets
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties or trade barriers affecting our activities in the countries where we do business
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•inability to attract, retain, and motivate qualified personnel, including key management personnel
•inability to protect our information technology from cybersecurity threats
•risks posed by artificial intelligence
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•changes in, or failure to comply with, laws, rules, and regulations
•environmental liabilities and remediation costs
•operational, functional and regulatory risks associated with climate change, severe weather events, and other environmental concerns
•risks associated with sustainability concerns
•prolonged inflation or deflation or interest rate increases
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•fluctuations in foreign exchange rates
•inability to obtain cost-effective insurance
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inadequate allowances to cover credit losses in our portfolio
•asset impairment charges we may be required to recognize
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures
•risks of a widespread health crisis

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2026	2025
Assets
Cash and Cash Equivalents	$740.9	$743.0
Restricted Cash	0.1	4,241.9
Receivables
Rent and other receivables	162.7	109.0
Finance leases (as lessor)	192.2	104.2
Less: allowance for losses	(6.1)	(6.0)
	348.8	207.2

Operating Assets and Facilities	19,780.9	15,662.6
Less: allowance for depreciation	(4,328.3)	(4,251.7)
	15,452.6	11,410.9
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	134.7	137.4

Investments in Affiliated Companies	752.4	732.3
Goodwill	124.6	126.3
Other Assets	390.1	400.5
Total Assets	$17,944.2	$17,999.5

Liabilities and Equity
Accounts Payable and Accrued Expenses	$278.7	$318.4
Debt
Borrowings under bank credit facilities	49.7	82.2
Recourse debt	12,427.3	12,451.7
	12,477.0	12,533.9
Lease Obligations (as lessee)
Operating leases	150.9	154.3

Deferred Income Taxes	1,215.6	1,195.7
Other Liabilities	165.8	162.1
Total Liabilities	14,288.0	14,364.4
Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,440,682 and 69,316,358 Outstanding shares — 35,502,758 and 35,400,021	42.9	42.9
Additional paid in capital	883.2	875.4
Retained earnings	3,512.4	3,451.2
Accumulated other comprehensive loss	(142.2)	(104.6)
Treasury stock at cost (33,937,924 and 33,916,337 shares)	(1,518.2)	(1,514.4)
Total GATX Shareholders' Equity	2,778.1	2,750.5
Non-Controlling Interest	878.1	884.6
Total Equity	3,656.2	3,635.1
Total Liabilities and Equity	$17,944.2	$17,999.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2026	2025
Revenues
Lease revenue	$518.7	$359.6
Non-dedicated engine revenue	22.1	21.5
Other revenue	42.9	40.5
Total Revenues	583.7	421.6
Expenses
Maintenance expense	140.7	103.5
Depreciation expense	169.2	103.6
Operating lease expense	7.4	7.6
Other operating expense	21.8	16.0
Selling, general and administrative expense	71.3	56.6
Total Expenses	410.4	287.3
Other Income (Expense)
Net gain on asset dispositions	51.0	33.4
Interest expense, net	(151.0)	(94.9)
Other income (expense)	6.2	(2.7)
Income before Income Taxes and Share of Affiliates’ Earnings	79.5	70.1
Income taxes	(21.2)	(16.6)
Share of affiliates' earnings, net of taxes	20.8	25.1
Net Income	$79.1	$78.6
Less: Net Loss Attributable to Non-Controlling Interest	(6.4)	—
Net Income Attributable to GATX	$85.5	$78.6

GATX Share Data
Basic earnings per share	$2.35	$2.15
Average number of common shares	35.7	35.9

Diluted earnings per share	$2.35	$2.15
Average number of common shares and common share equivalents	35.8	36.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended March 31
	2026	2025
Net Income	$79.1	$78.6
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(39.0)	46.7
Unrealized gain on derivative instruments	1.2	0.5
Post-retirement benefit plans	0.1	—
Other comprehensive (loss) income	(37.7)	47.2
Comprehensive Income	$41.4	$125.8
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(6.5)	—
Comprehensive Income Attributable to GATX	$47.9	$125.8

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2026	2025
Operating Activities
Net income	$79.1	$78.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	174.7	108.6
Net gains on disposition of owned assets	(52.6)	(36.9)
Asset impairments	1.7	3.6
Deferred income taxes	19.9	15.8
Share of affiliates’ earnings, net of dividends	(20.8)	(25.1)
Changes in working capital items	(2.9)	(20.4)
Net cash provided by operating activities	199.1	124.2
Investing Activities
Portfolio investments and capital additions	(4,520.0)	(296.3)
Portfolio proceeds	152.4	68.3
Purchases of assets previously leased	(3.8)	(15.0)
Proceeds from sales of other assets	11.5	7.1
Other	1.2	1.2
Net cash used in investing activities	(4,358.7)	(234.7)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	973.7	879.8
Repayments of debt with original maturities longer than 90 days	(1,000.1)	(406.6)
Net (decrease) increase in debt with original maturities of 90 days or less	(23.4)	4.2
Stock repurchases	(3.8)	(1.9)
Dividends	(25.2)	(23.5)
Other	(3.8)	9.6
Net cash (used in) provided by financing activities	(82.6)	461.6
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(1.7)	4.7
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	(4,243.9)	355.8
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	4,984.9	401.8
Cash, Cash Equivalents, and Restricted Cash at end of the period	$741.0	$757.6

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2026		2025
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	69.3	$42.9	69.1	$42.7
Issuance of common stock	0.1	—	0.1	0.1
Balance at end of the period	69.4	42.9	69.2	42.8
Treasury Stock
Balance at beginning of the period	(33.9)	(1,514.4)	(33.5)	(1,449.4)
Stock repurchases	—	(3.8)	—	(1.9)
Balance at end of the period	(33.9)	(1,518.2)	(33.5)	(1,451.3)
Additional Paid In Capital
Balance at beginning of the period		875.4		847.1
Share-based compensation effects		7.8		9.1
Balance at end of the period		883.2		856.2
Retained Earnings
Balance at beginning of the period		3,451.2		3,208.1
Net income attributable to GATX		85.5		78.6
Dividends declared ($0.66 and $0.61 per share)		(24.3)		(22.6)
Balance at end of the period		3,512.4		3,264.1
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(104.6)		(209.6)
Other comprehensive (loss) income attributable to GATX		(37.6)		47.2
Balance at end of the period		(142.2)		(162.4)
Total GATX Shareholders' Equity		$2,778.1		$2,549.4
Non-Controlling Interest
Balance at beginning of the period		884.6		—
Net loss attributable to non-controlling interest		(6.4)		—
Other comprehensive loss attributable to non-controlling interest		(0.1)		—
Balance at end of the period		878.1		—
Total Equity		$3,656.2		$2,549.4

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

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). Initially, GATX's ownership share of GABX is 30% with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of GABX's equity over time. See "Note 15. Non-Controlling Interest" for further information about the options to acquire GABX's equity. The transaction was funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX, and equity contributions of $385.3 million from GATX and $899.0 million from Brookfield. As of March 31, 2026, GABX is a consolidated variable interest entity and is reported in the Rail North America segment. See "Note 3. Asset Acquisition" and "Note 7. Variable Interest Entities" for further information about the transaction and GABX consolidation.

On the same date, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo’s rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services.

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2026. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Asset Acquisition

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo through the newly formed GABX joint venture with Brookfield. Initially, GATX's ownership share of GABX is 30% with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of GABX's equity through a series of annual call options that allow GATX to purchase a percentage of Brookfield's equity every year for up to 25 years, beginning in June 2026. The transaction was funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX, and equity contributions of $385.3 million from GATX and $899.0 million from Brookfield. As of March 31, 2026, GABX is a consolidated variable interest entity and is reported in the Rail North America segment. See "Note 7. Variable Interest Entities" for further information.

We determined the acquisition of Wells Fargo's rail assets represented an asset acquisition in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, as the fair value of substantially all of the assets acquired were concentrated in a group of similar assets. The cost of the asset acquisition was allocated to the assets on a relative fair value basis. We determined fair value of the assets using estimates of discounted future cash flows, independent appraisals, and market comparables. Transaction costs incurred to acquire the assets were capitalized and included in the cost basis of the acquired assets.

On the same date, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo’s rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services.

NOTE 4. Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We disaggregate revenue into three categories as presented on our statement of income:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Operating Lease Revenue

We lease railcars, locomotives, aircraft spare engines, and tank containers under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not generally offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of ASC Topic 842, Leases ("Topic 842"), and we have elected not to separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not probable. See "Note 6. Leases".

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

Other Revenue

Other revenue is composed of customer liability repair revenue, management fees, termination fees, interest income, and other miscellaneous revenues. Select components of other revenue are within the scope of ASC Topic 606, Revenue from Contracts with Customers. Revenue attributable to variable lease components is recognized when earned, in accordance with Topic 842. Management fees consist of fees GATX earns as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield. Management fees earned from GABX are eliminated in consolidation but are reflected in net income attributable to GATX.

NOTE 5. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	March 31 2026	December 31 2025
Railcars and locomotives	$17,880.1	$13,802.1
Aircraft spare engines	1,177.7	1,177.5
Tank containers	277.3	278.0
Buildings, leasehold improvements, and other equipment	322.8	318.5
Other	123.0	86.5
	$19,780.9	$15,662.6
Less: allowance for depreciation	(4,328.3)	(4,251.7)
Net operating assets and facilities	$15,452.6	$11,410.9

Total depreciation expense was $174.6 million for the three months ended March 31, 2026 and $108.4 million for the three months ended March 31, 2025.

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

The following table shows the components of our lease revenue (in millions):

	Three Months Ended March 31
	2026	2025
Operating lease revenue:
Fixed lease revenue	$484.4	$330.8
Variable lease revenue	30.2	25.6
Total operating lease revenue	$514.6	$356.4
Finance lease revenue	4.1	3.2
Total lease revenue	$518.7	$359.6

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the condensed statements of income and was $34.6 million for the three months ended March 31, 2026 and $33.9 million for the three months ended March 31, 2025.

We recorded gains on finance leases of $4.9 million for the three months ended March 31, 2026 and $3.5 million for the three months ended March 31, 2025. The gains are reported in net gain on asset dispositions in the condensed statements of income.

NOTE 7. Variable Interest Entities

We evaluate our interests in other entities to determine whether those entities are variable interest entities ("VIEs") and whether we are the primary beneficiary of any such VIE in accordance with ASC Topic 810, Consolidation.

To determine if we are the primary beneficiary of a VIE, we assess whether we have the power to direct the activities that most significantly impact the economic performance of the entity as well as the obligation to absorb losses or the right to receive benefits that may be significant to the entity. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the entity’s forecasted financial performance and the volatility inherent in those forecasted results. If we determine we are the primary beneficiary of the VIE, we consolidate the entity in our financial statements. We evaluate new investments at inception and regularly review all existing entities for events that may affect our determination of whether an entity is a VIE and, if so, whether we are the primary beneficiary.

GABX

In 2025, GABX was formed by GATX and Brookfield with the objective to acquire the Wells Fargo railcar fleet. In December 2025, GABX was funded with equity contributions of $385.3 million and $899.0 million from GATX and Brookfield, respectively, and GABX executed a $2.96 billion term loan, guaranteed by GATX, in anticipation of closing the Wells Fargo transaction. On January 1, 2026, GABX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo, and GATX began serving as manager of the railcars for GABX. As of March 31, 2026, GATX ownership in GABX was 30%.

We evaluated our interests in GABX and determined that GABX is a VIE. We concluded that we are the primary beneficiary of GABX as we have the power to direct the activities that most significantly impact the economic performance of GABX over the course of the expected life of the entity, primarily through the management services agreement. As a result, we consolidate GABX in our financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

GABX owns and leases railcars and, therefore, the activities and risks at GABX are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of the assets and liabilities of the consolidated variable interest entity reported on our condensed consolidated balance sheet (in millions):

	March 31	December 31
	2026	2025
Cash and cash equivalents	$13.3	$32.2
Restricted cash	—	4,211.1
Rent and other receivables, net	58.3	—
Operating assets and facilities, net	4,146.9	—
Right of use assets, net of accumulated depreciation	6.6	—
Other assets	69.0	30.6
Total assets	$4,294.1	$4,273.9

Accounts payable and accrued expenses	$38.3	$46.8
Recourse debt (1)	2,945.3	2,942.9
Operating leases	7.0	—
Deferred income taxes	1.6	—
Other liabilities	47.5	20.4
Total liabilities	$3,039.7	$3,010.1
_________
(1)    GABX debt is guaranteed by GATX.

GABX's assets can only be used to settle its obligations and may not be used to satisfy claims of GATX.

The following table shows the statements of income of the consolidated variable interest entity reported in our condensed consolidated statements of income (in millions):

	Three Months Ended March 31
	2026	2025
Total revenues	$134.9	$—
Total expenses (1)	(100.2)	—
Net gain on asset dispositions	2.0	—
Interest expense, net	(43.9)	—
Loss before Income Taxes	(7.2)	—
Income taxes (2)	(1.9)	—
Net loss	$(9.1)	$—
_________
(1)    Amount includes $12.5 million of management fees paid to GATX in the three months ended March 31, 2026. Management fees are primarily based on the number of railcars under management and are consistent with market rates.
(2)    Represents income taxes directly attributable to GABX. Certain of GABX's jurisdictions are disregarded jurisdictions for income tax purposes and, as a result, income taxes are incurred at the shareholder level.

In the three months ended March 31, 2026, significant cash flow items at GABX included $4,230.8 million of cash paid for the acquisition of operating assets, $992.0 million of net proceeds from the issuance of debt, and $992.0 million of cash paid for the repayment of debt.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2026 and December 31, 2025.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had one instrument outstanding with an aggregate notional amount of $50.0 million as of March 31, 2026 that matures in 2027 and one instrument outstanding with an aggregate notional amount of $50.0 million as of December 31, 2025 that matures in 2027.

Cash Flow Hedges

We use U.S. Treasury rate locks, swap rate locks, and interest rate swaps to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had fifteen instruments outstanding with a notional amount of $1,763.0 million as of March 31, 2026 that mature in 2026 to 2030 and three instruments outstanding with a notional amount of $2,370.6 million as of December 31, 2025 that each mature in 2031. Within the next 12 months, we expect to reclassify $5.3 million ($4.8 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other income (expense) immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $11.2 million as of March 31, 2026 and $28.5 million as of December 31, 2025. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value March 31, 2026	Fair Value December 31, 2025
Derivative Assets
Foreign exchange contracts (1)	Other assets	$0.6	$—
Total derivative assets		$0.6	$—
Derivative Liabilities
Interest rate contracts (2)	Other liabilities	$10.7	$28.5
Foreign exchange contracts (2)	Other liabilities	0.5	—
Foreign exchange contracts (1)	Other liabilities	8.5	12.5
Total derivative liabilities		$19.7	$41.0
_________
(1)    Not designated as hedges.
(2)    Designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2026 and December 31, 2025, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Line Item in the Balance Sheet in Which the Hedged Item Is Included	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Recourse debt	$49.7	$49.7	$1.3	$1.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our statements of comprehensive income (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31
Derivative Designation	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(6.0)	$—
Foreign exchange contracts	0.5	(0.4)
Total	$(5.5)	$(0.4)

Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended March 31
	2026	2025
Interest expense	$0.7	$0.3
Total	$0.7	$0.3

The following tables show the impacts of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statements of income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31
	2026	2025
Total interest expense	$(151.0)	$(94.9)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(0.1)	(1.4)
Derivatives designated as hedging instruments	0.1	1.4
Loss on cash flow hedging relationships
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(0.7)	(0.3)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Income (Expense) on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended March 31
	2026	2025
Total other income (expense)	$6.2	$(2.7)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Gain (loss) on non-designated foreign exchange derivative contracts	3.9	(3.3)

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$9,612.8	$9,302.5	$8,622.5	$8,443.1
Recourse floating rate debt	2,814.5	2,840.3	3,829.2	3,870.2
Total	$12,427.3	$12,142.8	$12,451.7	$12,313.3

NOTE 9. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended March 31, 2026 and 2025 (in millions):

	2026 Pension Benefits	2025 Pension Benefits	2026 Retiree Health and Life	2025 Retiree Health and Life
Service cost	$1.5	$1.4	$—	$—
Interest cost	3.9	4.2	0.1	0.2
Expected return on plan assets	(5.1)	(5.5)	—	—
Amortization of (1):
Unrecognized net actuarial loss (gain)	0.3	0.2	(0.1)	(0.2)
Net periodic cost	$0.6	$0.3	$—	$—
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The service cost component of net periodic cost was $1.5 million for three months ended March 31, 2026 and $1.4 million for the three months ended March 31, 2025 and is reported in selling, general and administrative expense.

The non-service components totaled income of $0.9 million for the three months ended March 31, 2026 and $1.1 million for the three months ended March 31, 2025 and are reported in other income (expense) in the statements of income.

NOTE 10. Share-Based Compensation

During the three months ended March 31, 2026, we granted 195,800 non-qualified employee stock options, 25,514 restricted stock units, 31,380 performance shares, and 1,125 restricted stock units awarded to non-employee directors. For the three months ended March 31, 2026, total share-based compensation expense was $5.8 million and the related tax benefits were $1.4 million. For the three months ended March 31, 2025, total share-based compensation expense was $6.1 million and the related tax benefits were $1.5 million.

The estimated fair value of our 2026 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2026
Weighted-average estimated fair value	$54.92
Quarterly dividend rate	$0.66
Expected term of stock options, in years	4.2
Risk-free interest rate	3.5%
Dividend yield	1.3%
Expected stock price volatility	24.9%
Present value of dividends	$10.32

NOTE 11. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31:

	2026	2025
Effective income tax rate	26.7%	23.6%

The increase in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the impact of the structure of our ownership interest in the GABX joint venture and the mix of income between jurisdictions where it is taxed at 100% and jurisdictions where it is disregarded for income tax purposes and only taxed at the shareholder ownership percentage. The rate in both periods included incremental benefits associated with equity awards vested or exercised and a mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

NOTE 12. Commercial Commitments

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

As of March 31, 2026 and December 31, 2025, we had commercial commitments of $9.8 million and $9.9 million, respectively, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at March 31, 2026 and December 31, 2025. As of March 31, 2026, our outstanding commitments expire in 2026 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

We are parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 13. Earnings per Share

We compute basic and diluted earnings per share using the two-class method, which is an earnings allocation calculation that determines Earnings Per Share ("EPS") for each class of common stock and participating security. Our vested and exercisable stock options contain non-forfeitable rights to dividends or dividend equivalents and are classified as participating securities in the calculation of EPS. Our unvested stock options, restricted stock units, performance shares, and non-employee director awards do not contain non-forfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities.

The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2026	2025
Basic earnings per share:
Net income	$79.1	$78.6
Less: Net loss attributable to non-controlling interest	(6.4)	—
Net income attributable to GATX	85.5	78.6
Less: Net income allocated to participating securities	(1.5)	(1.4)
Net income available to common shareholders	$84.0	$77.2
Weighted-average shares outstanding - basic	35.7	35.9
Basic earnings per share	$2.35	$2.15

Diluted earnings per share:
Net income	$79.1	$78.6
Less: Net loss attributable to non-controlling interest	(6.4)	—
Net income attributable to GATX	85.5	78.6
Less: Net income allocated to participating securities	(1.5)	(1.4)
Net income available to common shareholders	$84.0	$77.2
Weighted-average shares outstanding - basic	35.7	35.9
Effect of dilutive securities:
Equity compensation plans	0.1	0.1
Weighted-average shares outstanding - diluted	35.8	36.0
Diluted earnings per share	$2.35	$2.15

NOTE 14. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2025	$(50.8)	$(14.1)	$(39.7)	$(104.6)
Change in component	(39.0)	5.5	(0.1)	(33.6)
Reclassification adjustments into earnings (1)	—	0.7	0.2	0.9
Income tax effect	—	(5.0)	—	(5.0)
Non-controlling interest	—	0.1	—	0.1
Accumulated other comprehensive loss at March 31, 2026	$(89.8)	$(12.8)	$(39.6)	$(142.2)
_________
(1)    See "Note 8. Fair Value" and "Note 9. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 15. Non-Controlling Interest

Non-controlling interest represents the portion of our consolidated net assets that are not wholly owned and therefore not attributable to GATX. Non-controlling interest was established in December 2025 as a result of the creation and funding of the GABX joint venture. In 2025, Brookfield contributed $899.0 million of equity to GABX for its share of ownership. On January 1, 2026, GABX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo. As of March 31, 2026, the non-controlling interest represents Brookfield's 70% ownership in GABX.

GATX has the right to acquire up to 100% of GABX through a series of annual call options that allow GATX to purchase a percentage of Brookfield's equity every year for up to 25 years, beginning in June 2026. The value of the call options is embedded within the non-controlling interest, rather than bifurcated and accounted for separately, as we have determined that the call options are clearly and closely related to the non-controlling interest.

The following table shows the change in non-controlling interest (in millions):

	Three Months Ended March 31
	2026	2025
Balance at beginning of the period	$884.6	$—
Net loss attributable to non-controlling interest	(6.4)	—
Other comprehensive loss attributable to non-controlling interest	(0.1)	—
Balance at end of the period	$878.1	$—

NOTE 16. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to "Note 24. Legal Proceedings and Other Contingencies" included with our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 17. Financial Data of Business Segments

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

The Rail North America reportable segment is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. As of December 31, 2025, GABX is consolidated in the Rail North America operating segment and, for 2025, is primarily composed of the equity contributions from GATX and Brookfield, as well as the debt undertaken, in anticipation of the closing of the transaction and purchase of railcars from Wells Fargo. GABX's operations are reflected within that segment beginning on January 1, 2026 upon closing of the transaction. GATX serves as manager of the finance lease portfolio directly owned by Brookfield for which we earned $2.8 million in management fees in the three months ended March 31, 2026.

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

Engine Leasing is composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our wholly owned business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. All engines owned by GEL are managed by the RRPF affiliates, for

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
which we paid them a fee of $1.5 million in the three months ended March 31, 2026 and $1.4 million in the three months ended March 31, 2025.

Other includes Trifleet operations and certain other amounts not allocated to the segments. Selling, general, and administrative expenses and income taxes are reported on a consolidated basis.

Segment profit is an internal performance measure reported to GATX's President and Chief Executive Officer, our chief operating decision maker ("CODM"), for purposes of assessing performance and allocating capital and resources to each segment. Segment profit includes all revenues, expenses, pre-tax earnings from affiliates, and net gains on asset dispositions that are directly attributable to each segment. We allocate interest expense to the segments based on what we believe to be the appropriate risk-adjusted borrowing costs for each segment. Segment profit excludes selling, general, and administrative expenses, income taxes, and certain other amounts not allocated to the segments. We have disclosed in each segment the significant expense categories that are reviewed by the CODM, and there are no additional significant expenses within the expense categories presented in the segment tables. The CODM uses segment profit during the annual budget and forecasting processes and considers comparisons of actual segment profit against budget, forecast, and prior periods to assess current period performance and when making decisions about allocating capital and resources to each segment.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended March 31, 2026
Revenues
Lease revenue	$400.7	$100.4	$9.5	$8.1	$518.7
Non-dedicated engine revenue	—	—	22.1	—	22.1
Other revenue	36.0	4.8	—	2.1	42.9
Total Revenues	436.7	105.2	31.6	10.2	583.7
Expenses
Maintenance expense	120.6	19.1	—	1.0	140.7
Depreciation expense	126.7	27.8	10.6	4.1	169.2
Operating lease expense	7.4	—	—	—	7.4
Other operating expense	13.1	5.3	3.1	0.3	21.8
Total Expenses	267.8	52.2	13.7	5.4	339.1
Other Income (Expense)
Net gain on asset dispositions	49.8	1.1	—	0.1	51.0
Interest (expense) income, net	(114.0)	(25.0)	(13.3)	1.3	(151.0)
Other (expense) income	(0.8)	2.5	3.1	1.4	6.2
Share of affiliates' pre-tax earnings	—	—	27.6	—	27.6
Segment Profit	$103.9	$31.6	$35.3	$7.6	$178.4
Less:
Selling, general and administrative expense					71.3
Income taxes (includes $6.8 related to affiliates' earnings)					28.0
Net Income					$79.1
Less: Net Loss Attributable to Non-Controlling Interest					(6.4)
Net Income Attributable to GATX					$85.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$44.0	$—	$—	$0.1	$44.1
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	7.4	1.1	—	—	8.5
Asset impairments	(1.7)	—	—	—	(1.7)
	$49.8	$1.1	$—	$0.1	$51.0

Capital Expenditures
Portfolio investments and capital additions	$4,464.2	$47.4	$0.2	$8.2	$4,520.0

Selected Balance Sheet Data at March 31, 2026
Investments in affiliated companies	$—	$—	$752.4	$—	$752.4
Identifiable assets	$12,270.1	$2,812.6	$1,836.6	$1,024.9	$17,944.2
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended March 31, 2025
Revenues
Lease revenue	$260.0	$83.6	$8.1	$7.9	$359.6
Non-dedicated engine revenue	—	—	21.5	—	21.5
Other revenue	33.3	4.9	—	2.3	40.5
Total Revenues	293.3	88.5	29.6	10.2	421.6
Expenses
Maintenance expense	83.7	18.5	—	1.3	103.5
Depreciation expense	70.4	20.1	9.4	3.7	103.6
Operating lease expense	7.6	—	—	—	7.6
Other operating expense	7.5	4.6	2.8	1.1	16.0
Total Expenses	169.2	43.2	12.2	6.1	230.7
Other Income (Expense)
Net gain on asset dispositions	32.1	1.3	—	—	33.4
Interest (expense) income, net	(64.7)	(19.1)	(12.2)	1.1	(94.9)
Other (expense) income	(2.7)	(1.8)	—	1.8	(2.7)
Share of affiliates' pre-tax earnings	—	—	33.4	—	33.4
Segment profit	$88.8	$25.7	$38.6	$7.0	$160.1
Less:
Selling, general and administrative expense					56.6
Income taxes (includes $8.3 related to affiliates' earnings)					24.9
Net Income					$78.6
Less: Net Income Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$78.6

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$30.5	$0.6	$—	$—	$31.1
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	5.1	0.7	—	—	5.8
Asset impairments	(3.6)	—	—	—	(3.6)
	$32.1	$1.3	$—	$—	$33.4

Capital Expenditures
Portfolio investments and capital additions	$227.7	$62.7	$—	$5.9	$296.3

Selected Balance Sheet Data at December 31, 2025
Investments in affiliated companies	$—	$—	$732.3	$—	$732.3
Identifiable assets	$12,235.5	$2,919.0	$1,831.6	$1,013.4	$17,999.5
_________
(1)     Includes net gains from scrapping of railcars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of GATX Corporation ("GATX", the "Company," "we," "us," "our," and similar terms) should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the Securities and Exchange Commission ("SEC"). We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see "Non-GAAP Financial Measures" at the end of this Item. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2025 that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2026. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025.

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). Initially, GATX's ownership share of GABX is 30% with Brookfield's share at 70%. GATX will have the option to acquire up to 100% of GABX's equity over time. See "Note 15. Non-Controlling Interest" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about the options to acquire GABX's equity. The transaction was partially funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX. As of March 31, 2026, GABX is consolidated and is reported in the Rail North America segment. GATX also directly purchased approximately 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo’s rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services. See "Note 1. Description of Business" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Economic Conditions

GATX, and markets more broadly, are facing heightened uncertainty related to trade policy, geopolitical tensions, and overall economic conditions. These conditions did not have a significant impact on our business and financial results during the first three months of 2026. However, recent developments, including newly announced tariffs and the ongoing conflict with Iran, have increased economic uncertainty and could have a more significant impact on GATX’s financial results in the future. For example, geopolitical tensions in the Middle East could increase energy prices, disrupt supply chains, reduce global air travel, and negatively impact our customers. A sustained economic slowdown resulting from these or other factors could impact GATX directly and indirectly, including through higher costs for new railcars or other assets or softening demand for our products and services. Management continues to monitor the macroeconomic and geopolitical environment closely to identify potential risks and to manage our business accordingly. However, we believe we are in a strong position to manage these risks due to our diverse fleet, broad global customer base, long-term lease portfolio, strong balance sheet, and access to capital.

DISCUSSION OF OPERATING RESULTS

Net income attributable to GATX for the three months ended March 31, 2026 was $85.5 million, or $2.35 per diluted share, compared to $78.6 million, or $2.15 per diluted share, for the same period in 2025. Net income attributable to GATX increased $6.9 million compared to the prior year and was impacted by the Wells Fargo rail assets acquisition. The variance was largely due to higher revenue at Rail North America and Rail International and higher net gain on asset dispositions at Rail North America, partially offset by higher maintenance expense and depreciation expense at Rail North America, higher interest expense, and lower earnings at the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates").

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2026	2025
Segment Revenues
Rail North America	$436.7	$293.3
Rail International	105.2	88.5
Engine Leasing	31.6	29.6
Other	10.2	10.2
	$583.7	$421.6
Segment Profit
Rail North America	$103.9	$88.8
Rail International	31.6	25.7
Engine Leasing	35.3	38.6
Other	7.6	7.0
	178.4	160.1
Less:
Selling, general and administrative expense	71.3	56.6
Income taxes (includes $6.8 and $8.3 related to affiliates' earnings)	28.0	24.9
Net Income	$79.1	$78.6
Less: Net Loss Attributable to Non-Controlling Interest	(6.4)	—
Net Income Attributable to GATX (GAAP)	$85.5	$78.6

Diluted earnings per share (GAAP)	$2.35	$2.15

Investment Volume	$4,520.0	$296.3

The following table shows our return on equity for the trailing 12 months ended March 31:

	2026	2025
Return on equity attributable to GATX (GAAP)	12.8%	11.8%
Return on equity attributable to GATX, excluding tax adjustments and other items (non-GAAP) (1)	12.3%	12.0%
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

RAIL NORTH AMERICA

Segment Summary

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo through the GABX joint venture. GABX is consolidated within the Rail North America segment. See "Note 7. Variable Interest Entities" in Part I, Item 1 of this Quarterly Report on Form 10-Q for quantification of the impacts of this acquisition. On the same date, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million.

GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services. In the three months ended March 31, 2026, GABX paid GATX $12.5 million and Brookfield paid GATX $2.8 million in management fees for these services. GABX management fees earned by GATX are eliminated in consolidation and not shown on the face of the consolidated income statement. However, the impact of fees earned are included in net income attributable to GATX. Management fees earned by GATX for managing the finance lease portfolio directly owned by Brookfield are reported in other revenue.

Demand for most railcars was stable, despite ongoing macroeconomic uncertainty and the impacts of the geopolitical environment in the Middle East, and the renewal success rate remained strong. Utilization was 98.1% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2026	2025
Revenues
Lease revenue	$400.7	$260.0
Other revenue	36.0	33.3
Total Revenues	436.7	293.3

Expenses
Maintenance expense	120.6	83.7
Depreciation expense	126.7	70.4
Operating lease expense	7.4	7.6
Other operating expense	13.1	7.5
Total Expenses	267.8	169.2

Other Income (Expense)
Net gain on asset dispositions	49.8	32.1
Interest expense, net	(114.0)	(64.7)
Other expense	(0.8)	(2.7)
Segment Profit	$103.9	$88.8

Investment Volume	$4,464.2	$227.7

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2026	2025
Railcars	$371.7	$236.0
Boxcars	18.0	15.1
Locomotives	11.0	8.9
Total	$400.7	$260.0

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Beginning balance	102,966	103,310	102,317	101,288	100,593
Railcars added	1,464	595	366	920	98,535
Railcars scrapped	(316)	(614)	(478)	(898)	(1,355)
Railcars sold	(804)	(974)	(917)	(717)	(1,540)
Ending balance	103,310	102,317	101,288	100,593	196,233
Utilization rate at quarter end (1)	99.2%	99.2%	98.9%	99.0%	98.1%
Renewal success rate (2)	85.1%	84.2%	87.1%	91.4%	79.1%
Active railcars at quarter end (3)	102,529	101,494	100,144	99,560	192,512
Average active railcars (4)	102,367	102,073	100,896	99,999	193,195
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

As of March 31, 2026, leases for 29,052 tank and freight cars and 1,289 boxcars are scheduled to expire over the remainder of 2026. These amounts exclude railcars on leases expiring in 2026 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At March 31, 2026, 8,437 railcars have been ordered pursuant to the terms of the agreement, of which 6,745 railcars have been delivered.

Rail North America Fleet, excluding Boxcars
200,000
160,000
120,000
80,000
40,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q25
2Q25
3Q25
4Q25
1Q26
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

During the first quarter of 2026, the renewal rate change of the LPI was positive 22.3%, compared to positive 21.9% in the prior quarter, and positive 24.5% in the first quarter of 2025. Lease terms on renewals for railcars in the LPI averaged 56 months in the current quarter, compared to 58 months in the prior quarter, and 61 months in the first quarter of 2025.

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Beginning balance	8,395	7,990	7,621	7,478	7,032
Boxcars added	—	27	172	1	3,411
Boxcars scrapped	(405)	(396)	(285)	(365)	(266)
Boxcars sold	—	—	(30)	(82)	(289)
Ending balance	7,990	7,621	7,478	7,032	9,888
Utilization rate at quarter end (1)	99.8%	98.7%	96.9%	97.1%	97.6%
Active boxcars at quarter end (2)	7,971	7,521	7,247	6,831	9,648
Average active boxcars (3)	8,163	7,773	7,391	7,206	9,895
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
(3)    Average active boxcars for the quarter is calculated using the number of active boxcars at the end of each month.

The following table shows fleet activity and statistics for Rail North America locomotives for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Beginning balance	661	649	639	634	627
Locomotives added	—	—	—	—	200
Locomotives scrapped or sold	(12)	(10)	(5)	(7)	(12)
Ending balance	649	639	634	627	815
Utilization rate at quarter end (1)	90.3%	91.5%	91.8%	92.5%	90.3%
Active locomotives at quarter end (2)	586	585	582	580	736
Average active locomotives (3)	586	587	584	581	745
_________
(1)    Utilization is calculated as the number of locomotives on lease as a percentage of total locomotives in the fleet.
(2)    Active locomotives refers to the number of locomotives on lease to customers. Changes in locomotives on lease compared to prior quarters are impacted by the utilization of new locomotives purchased in the secondary market and the disposition of locomotives that were sold or scrapped, as well as the fleet utilization rate.
(3)    Average active locomotives for the quarter is calculated using the number of active locomotives at the end of each month.

Comparison of Reported Results for the First Quarter of 2026 to the First Quarter of 2025

Segment Profit

In the three months ended March 31, 2026, segment profit of $103.9 million increased 17.0% compared to $88.8 million for the same period in the prior year. Segment profit in 2026 was impacted by the acquisition of railcars from Wells Fargo. Aside from the impact of the acquisition, segment profit increased $22.1 million, driven by higher net gains on asset dispositions and higher revenue from the legacy fleet, partially offset by higher maintenance and interest expense.

Revenues

In the three months ended March 31, 2026, lease revenue increased $140.7 million, or 54.1%. The acquisition of railcars from Wells Fargo led to an increase in lease revenue of $132.8 million. In addition to the impact of the acquisition, lease revenue increased $7.9 million, primarily driven by more railcars on lease and higher lease rates. Other revenue increased $2.7 million, driven by management fee revenue from the finance lease portfolio owned by Brookfield and managed by GATX.

Expenses

In the three months ended March 31, 2026, maintenance expense increased $36.9 million. The acquisition of railcars from Wells Fargo led to an increase of $26.5 million. In addition to this impact, maintenance expense increased $10.4 million, driven by more repairs performed by the railroads, more repair events and a mix of repairs that resulted in higher costs per repair. Depreciation expense increased $56.3 million, primarily due to the impact of the railcars acquired from Wells Fargo.

Other Income (Expense)

In the three months ended March 31, 2026, net gain on asset dispositions increased $17.7 million, driven by higher net gains on asset dispositions and railcars converted to finance leases and higher net scrapping gains. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $49.3 million, due to a higher average debt balance, resulting from debt incurred for the acquisition of railcars from Wells Fargo, and a higher average interest rate.

Investment Volume

During the three months ended March 31, 2026, investment volume was $4,464.2 million (including approximately $4.2 billion for the acquisition of railcars and locomotives from Wells Fargo) compared to $227.7 million in the same period in 2025. We acquired 1,064 newly built railcars, 100,920 railcars in the secondary market (including 100,870 railcars acquired at GABX from Wells Fargo) and 200 locomotives from Wells Fargo in the three months ended March 31, 2026, compared to 642 newly built railcars, 627 railcars in the secondary market, and zero locomotives in the same period in 2025.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), experienced a challenging railcar leasing market as GRE faced ongoing macroeconomic headwinds, including weak GDP results, and uncertainty due to the geopolitical environment in the Middle East and Ukraine, which weighed on customers' fleet planning activities. Despite pressure on utilization, GRE experienced renewal lease rate increases for the majority of railcar types in the period. Utilization was 94.7% at the end of the current quarter.

The fleet size of our rail business in India ("Rail India") continued to grow during the current quarter, as Rail India continued to focus on investment opportunities, diversification of its fleet, and developing relationships with customers, suppliers, and the Indian Railways. Demand for railcars in India remained strong, driven by continued growth in the economy and infrastructure development. Utilization was 100.0% at the end of the current quarter.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2026	2025
Revenues
Lease revenue	$100.4	$83.6
Other revenue	4.8	4.9
Total Revenues	105.2	88.5

Expenses
Maintenance expense	19.1	18.5
Depreciation expense	27.8	20.1
Other operating expense	5.3	4.6
Total Expenses	52.2	43.2

Other Income (Expense)
Net gain on asset dispositions	1.1	1.3
Interest expense, net	(25.0)	(19.1)
Other income (expense)	2.5	(1.8)
Segment Profit	$31.6	$25.7

Investment Volume	$47.4	$62.7

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Beginning balance	30,027	30,223	30,492	30,572	36,484
Railcars added	446	579	328	6,145	355
Railcars scrapped or sold	(250)	(310)	(248)	(233)	(188)
Ending balance	30,223	30,492	30,572	36,484	36,651
Utilization rate at quarter end (1)	95.1%	93.3%	93.7%	94.7%	94.7%
Active railcars at quarter end (2)	28,749	28,460	28,654	34,536	34,706
Average active railcars (3)	28,823	28,572	28,592	32,671	34,588
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

As of March 31, 2026, leases for 8,502 railcars are scheduled to expire over the remainder of 2026. This amount excludes railcars on leases expiring in 2026 that have already been renewed or assigned to a new lessee.

GRE Fleet
40,000
30,000
20,000
10,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q25
2Q25
3Q25
4Q25
1Q26
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Beginning balance	10,583	10,895	11,112	11,712	12,165
Railcars added	312	217	600	453	343
Ending balance	10,895	11,112	11,712	12,165	12,508
Utilization rate at quarter end (1)	99.6%	99.6%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	10,849	11,066	11,712	12,165	12,508
Average active railcars (3)	10,711	10,945	11,363	11,905	12,275
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

Rail India Fleet
15,000
12,000
9,000
6,000
3,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
1Q25
2Q25
3Q25
4Q25
1Q26
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Quarter of 2026 to the First Quarter of 2025

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended March 31, 2026, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $8.6 million and positively impacted segment profit, excluding other income (expense), by approximately $4.4 million compared to the same period in 2025.

Segment Profit

In the three months ended March 31, 2026, segment profit of $31.6 million increased 23.0% compared to $25.7 million for the same period in the prior year. The increase was primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher depreciation and interest expense.

Revenues

In the three months ended March 31, 2026, lease revenue increased $16.8 million, or 20.1%, driven by more railcars on lease at GRE and Rail India, as well as the impact of foreign exchange rates.

Expenses

In the three months ended March 31, 2026, maintenance expense increased $0.6 million, primarily due to the impact of foreign exchange rates, partially offset by fewer repair events, the mix of repairs performed, and fewer regulatory compliance events. Depreciation expense increased $7.7 million, due to the impact of new railcars added to the fleet, including the railcars acquired from DB Cargo AG primarily in 2025.

Other Income (Expense)

In the three months ended March 31, 2026, net interest expense increased $5.9 million, due to a higher average debt balance and a higher average interest rate. Other income (expense) was favorable by $4.3 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations, and lower litigation costs.

Investment Volume

During the three months ended March 31, 2026, investment volume was $47.4 million compared to $62.7 million in the same period in 2025. In the three months ended March 31, 2026, GRE acquired 355 newly built railcars compared to 446 newly built railcars for the same period in 2025, and Rail India acquired 343 newly built railcars compared to 312 newly built railcars for the same period in 2025.

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

ENGINE LEASING

Segment Summary

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $27.6 million for the three months ended March 31, 2026, compared to $33.4 million for the same period in 2025. The change was driven by the timing of remarketing income.

Engine Leasing also includes GATX Engine Leasing ("GEL"), our wholly owned business that invests directly in aircraft spare engines. As of March 31, 2026, GEL owned 46 aircraft spare engines, with 21 on long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines owned by GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.5 million for the three months ended March 31, 2026 and $1.4 million for the same period in 2025.

The operating environment for the RRPF affiliates and GEL continued to be favorable in the first quarter of 2026 as robust global passenger air travel continued to drive strong demand for aircraft spare engines. However, uncertainty exists due to the geopolitical environment in the Middle East.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended March 31
	2026	2025
Revenues
Lease revenue	$9.5	$8.1
Non-dedicated engine revenue	22.1	21.5
Total Revenues	31.6	29.6

Expenses
Depreciation expense	10.6	9.4
Other operating expense	3.1	2.8
Total Expenses	13.7	12.2

Other Income (Expense)
Interest expense, net	(13.3)	(12.2)
Other income	3.1	—
Share of affiliates' pre-tax earnings	27.6	33.4
Segment Profit	$35.3	$38.6

Investment Volume	$0.2	$—

The following table shows the net book values of Engine Leasing's assets (in millions):

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Investment in RRPF Affiliates	$688.7	$706.3	$746.1	$732.3	$752.4
GEL owned aircraft spare engines	927.5	918.1	1,054.9	1,044.4	1,033.9
Other owned assets	36.9	33.9	47.2	54.9	50.3
Total assets	$1,653.1	$1,658.3	$1,848.2	$1,831.6	$1,836.6

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Beginning balance	427	436	442	453	456
Engine acquisitions	28	20	14	14	10
Engine dispositions	(19)	(14)	(3)	(11)	(6)
Ending balance	436	442	453	456	460
Utilization rate at quarter end (1)	97.9%	98.4%	98.5%	98.7%	97.6%
Average leased engines (2)	415	430	442	447	450
Net book value of engines (in millions)	$5,186.7	$5,446.5	$5,638.2	$5,829.9	$5,863.8
Investment volume	$583.3	$298.5	$250.3	$283.8	$135.4
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines for the quarter is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
Utilization
500
400
300
200
100
0
100.0%
95.0%
90.0%
85.0%
80.0%
1Q25
2Q25
3Q25
4Q25
1Q26
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Beginning balance	39	39	39	46	46
Engines added	—	—	7	—	—
Ending balance	39	39	46	46	46

Comparison of Reported Results for the First Quarter of 2026 to the First Quarter of 2025

Segment Profit

In the three months ended March 31, 2026, segment profit of $35.3 million decreased $3.3 million compared to segment profit of $38.6 million for the same period in the prior year. The decrease was driven by lower earnings at the RRPF affiliates, primarily due to the timing of remarketing events, partially offset by higher earnings at GEL.

Revenues

In the three months ended March 31, 2026, lease revenue increased $1.4 million, driven by aircraft spare engines acquired and placed on leases directly with airline customers. Non-dedicated engine revenue increased $0.6 million, due to higher annuity receipts resulting from higher average engine flying hours for aircraft spare engines utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the three months ended March 31, 2026, depreciation expense increased $1.2 million, due to aircraft spare engines acquired in 2025.

Other Income (Expense)

In the three months ended March 31, 2026, income from our share of affiliates' earnings decreased $5.8 million, driven by the timing of remarketing income. Higher income from operations was primarily due to more aircraft spare engines in the fleet, partially offset by higher interest expense. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

Investment Volume

In the three months ended March 31, 2026, investment volume was $0.2 million, compared to zero in the same period in 2025. Investment volume in 2026 consisted of the purchase of engine stands.

OTHER

Other comprises our Trifleet business, as well as selling, general, and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2026	2025
Trifleet revenue	$10.2	$10.2

Trifleet segment profit	$2.3	$2.1
Unallocated interest income	3.7	3.3
Other income, including eliminations	1.6	1.6
Segment Profit	$7.6	$7.0

Selling, general and administrative expense	$71.3	$56.6

Investment Volume	$8.2	$5.9

Trifleet Summary

The tank container leasing market remained challenging in the first quarter of 2026 due to macro-economic headwinds and the impact of the current geopolitical environment in the Middle East. Utilization was 85.2% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the quarter ended:

	March 31 2025	June 30 2025	September 30 2025	December 31 2025	March 31 2026
Ending balance	25,202	25,323	25,573	25,602	26,017
Utilization rate at quarter-end (1)	84.9%	84.7%	83.9%	84.9%	85.2%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $14.7 million in the three months ended March 31, 2026 compared to the same period in the prior year. The variance was primarily due to higher employee-related expenses, including the impact of higher headcount resulting from the Wells Fargo rail assets acquisition, and higher information technology expenses.

Unallocated interest income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Consolidated Income Taxes

See "Note 11. Income Taxes" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of March 31, 2026, we had an unrestricted cash balance of $740.9 million. We also have a $632 million, 5-year unsecured revolving credit facility in the United States that matures in 2030 and a $368 million, 3-year unsecured revolving credit facility in the United States that matures in 2028, both of which were fully available as of March 31, 2026. In addition, we have a €250 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, of which €210 million was available as of March 31, 2026. At GABX, we have a $250 million 5-year unsecured revolving credit facility in the United States that matures in 2030, all of which was fully available as of March 31, 2026.

The following table shows our cash flows from operating, investing, and financing activities for the three months ended March 31 (in millions):

	2026	2025
Net cash provided by operating activities	$199.1	$124.2
Net cash used in investing activities	(4,358.7)	(234.7)
Net cash (used in) provided by financing activities	(82.6)	461.6
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.7)	4.7
Net (decrease) increase in cash, cash equivalents, and restricted cash during the period	$(4,243.9)	$355.8

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 increased $74.9 million compared to the same period in 2025. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue and lower payments for operating leases were partially offset by higher payments for interest, income taxes, maintenance, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the three months ended March 31 (in millions):

	2026	2025
Portfolio investments and capital additions (1)	$(4,520.0)	$(296.3)
Portfolio proceeds (2)	152.4	68.3
Purchases of assets previously leased (3)	(3.8)	(15.0)
Proceeds from sales of other assets (4)	11.5	7.1
Other investing activity	1.2	1.2
Net cash used in investing activities	$(4,358.7)	$(234.7)
_________
(1)    Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. See the discussions of segment operating results sections in this Item for more detail.
(2)    Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3)    In 2026, we purchased 187 railcars that were previously on operating leases, compared to 802 railcars in 2025.
(4)    Proceeds from sales of other assets were primarily related to railcar scrapping.

The increase in portfolio investments and capital additions of $4,223.7 million for the three months ended March 31, 2026 was primarily due to the acquisition of railcars and locomotives from Wells Fargo and the cost of other railcars acquired at Rail North America, partially offset by fewer railcars acquired at GRE. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased by $84.1 million for the three months ended March 31, 2026, primarily due to more railcars sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the three months ended March 31 (in millions):

	2026	2025
Net proceeds from issuance of debt with original maturities longer than 90 days	$973.7	$879.8
Repayments of debt with original maturities longer than 90 days	(1,000.1)	(406.6)
Net (decrease) increase in debt with original maturities of 90 days or less	(23.4)	4.2
Stock repurchases (1)	(3.8)	(1.9)
Dividends	(25.2)	(23.5)
Other	(3.8)	9.6
Net cash (used in) provided by financing activities	$(82.6)	$461.6
_________
(1)    In the three months ended March 31, 2026, we repurchased 21,587 shares of common stock for $3.8 million. In the three months ended March 31, 2025, we repurchased 12,046 shares of common stock for $1.9 million. See Part II, Item 2 of this Quarterly Report on Form 10-Q for more information on share repurchases.

The following table shows the activity on our long-term debt principal in the three months ended March 31, 2026 (in millions):

	December 31 2025	Issuances	Payments	Impact of Foreign Exchange Rates	March 31 2026
U.S. debt (1)	$10,984.0	$1,000.0	$(992.0)	$—	$10,992.0
Europe debt (2)	1,383.6	—	—	(22.7)	1,360.9
India debt (3)	138.0	—	—	(7.2)	130.8
Total debt principal	$12,505.6	$1,000.0	$(992.0)	$(29.9)	$12,483.7
__________
(1)    Issuances include $1,000.0 million at GABX. The cash proceeds were used for partial prepayment of the outstanding GABX term loan.
(2)    Denominated in euros, but presented in U.S. dollars in this table.
(3)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued in the three months ended March 31, 2026:

U.S. debt
•$500.0 million of 5-year unsecured 4.63% fixed rate debt at GABX, which is guaranteed by GATX.
•$500.0 million of 10-year unsecured 5.30% fixed rate debt at GABX, which is guaranteed by GATX.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2026 (in millions):

	Material Cash Obligations by Period
	Total	2026 (1)	2027	2028	2029	2030	Thereafter
Recourse debt (2)	$12,483.7	$647.9	$850.0	$821.0	$902.0	$2,664.2	$6,598.6
Interest on recourse debt (3)	5,090.1	444.3	543.2	512.2	465.2	436.7	2,688.5
Borrowings under bank credit facilities	49.7	49.7	—	—	—	—	—
Operating lease obligations	168.4	25.9	33.4	29.9	21.1	21.1	37.0
Purchase commitments (4)	1,469.4	520.1	430.6	441.0	76.5	1.2	—
Total	$19,261.3	$1,687.9	$1,857.2	$1,804.1	$1,464.8	$3,123.2	$9,324.1
_________
(1)    For the remainder of the year.
(2)    Includes GABX obligations of $1,966.9 million in 2030, $500.0 million in 2031, and $500.0 million in 2036 that are guaranteed by GATX.
(3)    For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2026.
(4)    Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated railcar types, and related costs of railcars to be purchased under its agreements. For additional details on our purchase agreements, refer to the discussion of Rail North America operating results within this Item.

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

We have a $632 million 5-year unsecured revolving credit facility in the United States that matures in May 2030. This facility contains a one-year extension option. As of March 31, 2026, the full $632 million was available under this facility. Additionally, we have a $368 million 3-year unsecured revolving credit facility in the United States that matures in May 2028. This facility contains a one-year extension option. As of March 31, 2026, the full $368 million was available under this facility.

GABX has a $250 million 5-year unsecured revolving credit facility in the United States that matures in 2030. As of March 31, 2026, the full $250 million was available under this facility.

In Europe, we have a €250 million, 3-year unsecured revolving credit facility that matures in December 2027. As of March 31, 2026, €210 million was available under this credit facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €25.0 million. As of March 31, 2026, €22.0 million was available under these credit facilities, as €3.0 million ($3.5 million) was drawn. The weighted average interest rate of these outstanding borrowings during the three months ended March 31, 2026 was 3.0%.

Delayed Draw Term Loans

As of March 31, 2026, we had INR 2.0 billion ($21.1 million) available under an outstanding delayed draw term loan in India.

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

The GABX term loan and $250 million revolving credit facility contain various restrictive covenants, including a requirement to maintain an asset coverage ratio.

At March 31, 2026, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €1,065.0 million, and Trifleet had an outstanding term loan of €113.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the GATX and GRE revolving credit facilities noted above. In addition, Rail India had outstanding term loans of INR 12.4 billion ($130.8 million) that are subject to certain restrictive covenants.

At March 31, 2026, we were in compliance with all covenants and conditions of all of our credit agreements, indentures, and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of March 31, 2026:

Rating Agency
	Standard & Poor's	Moody's Investor Service	Fitch Ratings, Inc
Long-term unsecured debt	BBB	Baa1	BBB+
Short-term unsecured debt	A-2	P-2	F2
Rating outlook	Stable	Stable	Stable

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(740.9)	$(743.0)	$(696.1)	$(754.6)	$(757.2)
Borrowings under bank credit facilities	49.7	82.2	117.3	106.1	101.5
Recourse debt	12,427.3	12,451.7	8,751.3	8,741.3	8,653.1
Operating lease obligations	150.9	154.3	160.7	168.4	174.4
Total debt and lease obligations, net of unrestricted cash	$11,887.0	$11,945.2	$8,333.2	$8,261.2	$8,171.8

Total recourse debt (1)	$11,887.0	$11,945.2	$8,333.2	$8,261.2	$8,171.8
Total equity	$3,656.2	$3,635.1	$2,718.9	$2,669.7	$2,549.4
Recourse leverage (2)	3.3	3.3	3.1	3.1	3.2
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

During the three months ended March 31, 2026, we repurchased 21,587 shares of common stock for $3.8 million, excluding commissions, under the New Repurchase Program compared to 12,046 shares of common stock for $1.9 million during the same period in 2025 under the Prior Repurchase Program. As of March 31, 2026, $296.2 million remained available under the New Repurchase Program authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2026. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of our policies.

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

There were no tax adjustments and other items impacting net income or diluted earnings per share for either the first quarter of 2026 or 2025. However, we did have tax adjustments and other items impacting net income in other periods used in the calculation of the applicable measures for the trailing 12 months ended March 31, 2026 and 2025.

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2026	2025
Net income (GAAP)	$333.8	$288.5
Less: Net income attributable to non-controlling interest	(6.4)	—
Net income attributable to GATX	$340.2	$288.5
Adjustments to pre-tax income attributable to GATX:
Acquisition-related expenses (1)	$6.5	$—
Litigation claims settlements (2)	—	3.3
Environmental reserves (3)	—	10.7
Total adjustments to pre-tax income attributable to GATX	$6.5	$14.0
Income taxes thereon, based on applicable effective tax rate	$(1.6)	$(3.5)
Other income tax adjustments to income attributable to GATX:
Income tax rate changes (4)	$(13.3)	$(6.0)
Net operating loss valuation allowance adjustment (5)	6.4	—
Total other income tax adjustments to income attributable to GATX	$(6.9)	$(6.0)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (6)	$(11.5)	$—
Total adjustments attributable to affiliates' earnings, net of taxes	$(11.5)	$—
Net income attributable to GATX, excluding tax adjustments and other items (non-GAAP)	$326.7	$293.0
_________
(1)    Expenses associated with the acquisition of Wells Fargo's rail assets.
(2)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(3)    Reserves recorded for our share of anticipated environmental remediation costs arising out of prior operations and legacy businesses.
(4)    Deferred income tax adjustment attributable to an enacted corporate income tax rate reduction in Germany in 2025 and deferred income tax adjustments attributable to state tax rate reductions in 2024.
(5)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.
(6)    Insurance recoveries related to aircraft spare engines at RRPF for which it had previously recorded impairment losses.

	2026	2025
Return on Equity attributable to GATX (GAAP)	12.8%	11.8%
Return on Equity attributable to GATX, excluding tax adjustments and other items (non-GAAP)	12.3%	12.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2025, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 16. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since December 31, 2025. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the first quarter of 2026, we repurchased 21,587 shares of common stock for $3.8 million under the New Repurchase Program, compared to 12,046 share repurchases for $1.9 million completed during the first quarter of 2025 under the Prior Repurchase Program. As of March 31, 2026, $296.2 million remained available under the New Repurchase Program authorization.

The following is a summary of common stock repurchases completed by month during the first quarter of 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(1)
January 1, 2026 - January 31, 2026	—	$—	—	$0.1
February 1, 2026 - February 28, 2026	—	$—	—	$300.0
March 1, 2026 - March 31, 2026	21,587	$176.32	21,587	$296.2
Total	21,587	$176.32	21,587
_________
(1)    Represents the approximate dollar value of shares available for purchase under the Prior Repurchase Program as of January 31, 2026 and shares available for purchase under the New Repurchase Program as of February 28, 2026 and March 31, 2026.

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended March 31, 2026.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: May 7, 2026