Form 10-Q
period 2026-06-30
GATX CORP
filed 2026-07-31
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

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

There were 35.3 million common shares outstanding at June 30, 2026.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2026

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2026	2025
Assets
Cash and Cash Equivalents	$747.1	$743.0
Restricted Cash	0.1	4,241.9
Receivables
Rent and other receivables	157.4	109.0
Finance leases (as lessor)	191.2	104.2
Less: allowance for losses	(6.2)	(6.0)
	342.4	207.2
Operating Assets and Facilities	19,695.8	15,662.6
Less: allowance for depreciation	(4,426.1)	(4,251.7)
	15,269.7	11,410.9
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	127.5	137.4

Investments in Affiliated Companies	721.9	732.3
Goodwill	123.4	126.3
Other Assets	388.8	400.5
Total Assets	$17,720.9	$17,999.5

Liabilities and Equity
Accounts Payable and Accrued Expenses	$279.2	$318.4
Debt
Borrowings under bank credit facilities	44.0	82.2
Recourse debt	12,289.3	12,451.7
	12,333.3	12,533.9
Lease Obligations (as lessee)
Operating leases	143.8	154.3

Deferred Income Taxes	1,232.3	1,195.7
Other Liabilities	142.4	162.1
Total Liabilities	14,131.0	14,364.4
Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,494,376 and 69,316,358 Outstanding shares — 35,305,058 and 35,400,021	43.0	42.9
Additional paid in capital	865.4	875.4
Retained earnings	3,591.5	3,451.2
Accumulated other comprehensive loss	(149.7)	(104.6)
Treasury stock at cost (34,189,318 and 33,916,337 shares)	(1,565.8)	(1,514.4)
Total GATX Shareholders' Equity	2,784.4	2,750.5
Non-Controlling Interest	805.5	884.6
Total Equity	3,589.9	3,635.1
Total Liabilities and Equity	$17,720.9	$17,999.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenues
Lease revenue	$508.4	$368.8	$1,027.1	$728.4
Non-dedicated engine revenue	20.6	20.5	42.7	42.0
Other revenue	51.1	41.2	94.0	81.7
Total Revenues	580.1	430.5	1,163.8	852.1
Expenses
Maintenance expense	151.8	104.5	292.5	208.0
Depreciation expense	166.5	106.9	335.7	210.5
Operating lease expense	7.4	7.1	14.8	14.7
Other operating expense	24.8	16.5	46.6	32.5
Selling, general and administrative expense	69.2	58.2	140.5	114.8
Total Expenses	419.7	293.2	830.1	580.5
Other Income (Expense)
Net gain on asset dispositions	69.7	40.5	120.7	73.9
Interest expense, net	(143.0)	(96.2)	(294.0)	(191.1)
Other income (expense)	12.7	(1.1)	18.9	(3.8)
Income before Income Taxes and Share of Affiliates’ Earnings	99.8	80.5	179.3	150.6
Income taxes	(26.0)	(21.0)	(47.2)	(37.6)
Share of affiliates' earnings, net of taxes	37.2	16.0	58.0	41.1
Net Income	$111.0	$75.5	$190.1	$154.1
Less: Net Income Attributable to Non-Controlling Interest	7.6	—	1.2	—
Net Income Attributable to GATX	$103.4	$75.5	$188.9	$154.1

GATX Share Data
Basic earnings per share	$2.85	$2.07	$5.20	$4.22
Average number of common shares	35.7	35.9	35.7	35.9

Diluted earnings per share	$2.84	$2.06	$5.19	$4.21
Average number of common shares and common share equivalents	35.8	35.9	35.8	36.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net Income	$111.0	$75.5	$190.1	$154.1
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(12.5)	73.8	(51.5)	120.5
Unrealized gain on derivative instruments	16.5	0.8	17.7	1.3
Post-retirement benefit plans	1.0	—	1.1	—
Other comprehensive income (loss)	5.0	74.6	(32.7)	121.8
Comprehensive Income	$116.0	$150.1	$157.4	$275.9
Less: Comprehensive Income Attributable to Non-Controlling Interest	20.1	—	13.6	—
Comprehensive Income Attributable to GATX	$95.9	$150.1	$143.8	$275.9

See accompanying notes to condensed consolidated financial statements

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2026	2025
Operating Activities
Net income	$190.1	$154.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	347.0	220.6
Net gains on disposition of owned assets	(122.2)	(77.2)
Asset impairments	1.7	3.6
Deferred income taxes	36.4	32.0
Share of affiliates’ earnings, net of dividends	11.2	(41.1)
Changes in working capital items	11.1	(6.5)
Net cash provided by operating activities	475.3	285.5
Investing Activities
Portfolio investments and capital additions	(4,720.5)	(515.3)
Portfolio proceeds	379.7	146.5
Purchases of assets previously leased	(3.8)	(15.0)
Proceeds from sales of other assets	29.1	17.4
Other	2.3	1.4
Net cash used in investing activities	(4,313.2)	(365.0)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	994.0	879.8
Repayments of debt with original maturities longer than 90 days	(1,149.8)	(406.6)
Net decrease in debt with original maturities of 90 days or less	(25.7)	(0.2)
Share repurchases	(48.3)	(17.1)
Dividends to GATX shareholders	(49.0)	(45.7)
Distributions to non-controlling interest	(49.9)	—
Exercise of GABX call option	(66.2)	—
Other	(1.3)	15.4
Net cash (used in) provided by financing activities	(396.2)	425.6
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(3.6)	7.3
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	(4,237.7)	353.4
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	4,984.9	401.8
Cash, Cash Equivalents, and Restricted Cash at end of the period	$747.2	$755.2

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30				Six Months Ended June 30
	2026		2025		2026		2025
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	69.4	$42.9	69.2	$42.8	69.3	$42.9	69.1	$42.7
Issuance of common stock	0.1	0.1	0.1	—	0.2	0.1	0.2	0.1
Balance at end of the period	69.5	43.0	69.3	42.8	69.5	43.0	69.3	42.8
Treasury Stock
Balance at beginning of the period	(33.9)	(1,518.2)	(33.5)	(1,451.3)	(33.9)	(1,514.4)	(33.5)	(1,449.4)
Share repurchases	(0.3)	(47.6)	(0.1)	(15.2)	(0.3)	(51.4)	(0.1)	(17.1)
Balance at end of the period	(34.2)	(1,565.8)	(33.6)	(1,466.5)	(34.2)	(1,565.8)	(33.6)	(1,466.5)
Additional Paid In Capital
Balance at beginning of the period		883.2		856.2		875.4		847.1
Impact of GABX call option exercise (1)		(23.3)		—		(23.3)		—
Share-based compensation effects		5.5		8.0		13.3		17.1
Balance at end of the period		865.4		864.2		865.4		864.2
Retained Earnings
Balance at beginning of the period		3,512.4		3,264.1		3,451.2		3,208.1
Net income attributable to GATX		103.4		75.5		188.9		154.1
Dividends declared ($0.66 and $0.61 per share QTR and $1.32 and $1.22 YTD)		(24.3)		(22.6)		(48.6)		(45.2)
Balance at end of the period		3,591.5		3,317.0		3,591.5		3,317.0
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(142.2)		(162.4)		(104.6)		(209.6)
Other comprehensive (loss) income attributable to GATX		(7.5)		74.6		(45.1)		121.8
Balance at end of the period		(149.7)		(87.8)		(149.7)		(87.8)
Total GATX Shareholders' Equity		$2,784.4		$2,669.7		$2,784.4		$2,669.7
Non-Controlling Interest
Balance at beginning of the period		878.1		—		884.6		—
Impact of GABX call option exercise		(42.8)		—		(42.8)		—
Distributions to non-controlling interest		(49.9)		—		(49.9)		—
Net income attributable to non-controlling interest		7.6		—		1.2		—
Other comprehensive income attributable to non-controlling interest		12.5		—		12.4		—
Balance at end of the period		805.5		—		805.5		—
Total Equity		$3,589.9		$2,669.7		$3,589.9		$2,669.7
_________
(1)    Represents the difference between the call option exercise price and the carrying amount of the non-controlling interest acquired for GATX's additional 3.5% equity interest in GABX on June 30, 2026. See "Note 15. Non-Controlling Interest" for further information about the acquisition of additional GABX's equity.

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

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). Initially, GATX's ownership share of GABX was 30% with Brookfield's share at 70%. The acquisition from Wells Fargo was funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX Corporation, and equity contributions of $385.3 million from GATX and $899.0 million from Brookfield. As of June 30, 2026, GABX is a consolidated variable interest entity and is reported in the Rail North America segment. See "Note 3. Asset Acquisition" and "Note 7. Variable Interest Entities" for further information about the transaction and GABX consolidation.

Also on January 1, 2026, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo’s rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services.

GATX has the option to acquire up to 100% of the ownership of GABX over time. On June 30, 2026, GATX exercised its first call option for $66.2 million, resulting in GATX increasing its overall ownership of GABX from 30% to 33.5% and Brookfield's overall ownership reducing from 70% to 66.5%. See "Note 15. Non-Controlling Interest" for further information about the options to increase GATX's ownership of GABX.

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

Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2026. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Asset Acquisition

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo through the newly formed GABX joint venture with Brookfield. Initially, GATX's ownership share of GABX was 30% with Brookfield's share at 70%. GATX has the option to acquire up to 100% of the ownership of GABX through a series of annual call options that allow GATX to purchase a percentage of Brookfield's ownership interest every year for up to 25 years, beginning in June 2026. On June 30, 2026, GATX exercised its first call option thereby increasing GATX's interest in GABX to 33.5%. See "Note 15. Non-Controlling Interest" for further information about the options to acquire additional ownership of GABX. The acquisition from Wells Fargo was funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX Corporation, and equity contributions of $385.3 million from GATX and $899.0 million from Brookfield. As of June 30, 2026, GABX is a consolidated variable interest entity and is reported in the Rail North America segment. See "Note 7. Variable Interest Entities" for further information.

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

Also on January 1, 2026, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo’s rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services.

NOTE 4. Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We disaggregate revenue into three categories as presented on our condensed consolidated statements of income:

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

NOTE 5. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	June 30 2026	December 31 2025
Railcars and locomotives	$17,784.0	$13,802.1
Aircraft spare engines	1,177.7	1,177.5
Tank containers	277.3	278.0
Buildings, leasehold improvements, and other equipment	324.0	318.5
Other	132.8	86.5
	$19,695.8	$15,662.6
Less: allowance for depreciation	(4,426.1)	(4,251.7)
Net operating assets and facilities	$15,269.7	$11,410.9

Total depreciation expense was $172.1 million and $346.7 million for the three and six months ended June 30, 2026 and $111.9 million and $220.3 million for the three and six months ended June 30, 2025.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating lease revenue:
Fixed lease revenue	$479.4	$339.5	$963.8	$670.3
Variable lease revenue	23.8	26.1	54.0	51.7
Total operating lease revenue	$503.2	$365.6	$1,017.8	$722.0
Finance lease revenue	5.2	3.2	9.3	6.4
Total lease revenue	$508.4	$368.8	$1,027.1	$728.4

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the condensed consolidated statements of income and was $42.3 million and $76.9 million for the three and six months ended June 30, 2026 and $33.9 million and $67.8 million for the three and six months ended June 30, 2025.

We recorded gains on finance leases of zero and $4.9 million for the three and six months ended June 30, 2026 and $6.5 million and $10.0 million for the three and six months ended June 30, 2025. The gains are reported in net gain on asset dispositions in the condensed consolidated statements of income.

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

GABX

In 2025, GABX was formed by GATX and Brookfield with the objective to acquire the Wells Fargo railcar fleet. In December 2025, GABX was funded with equity contributions of $385.3 million and $899.0 million from GATX and Brookfield, respectively, and GABX executed a $2.96 billion term loan, guaranteed by GATX Corporation, in anticipation of closing the Wells Fargo transaction. On January 1, 2026, GABX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo, and GATX began serving as manager of the railcars for GABX. GATX has the option to acquire up to 100% of the ownership of GABX over time. On June 30, 2026, GATX exercised its first call option for $66.2 million, resulting in GATX increasing its ownership of GABX from 30% to 33.5%. Accordingly, as of June 30, 2026, GATX's overall ownership of GABX was 33.5%.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the carrying amounts of the assets and liabilities of the consolidated variable interest entity reported on our condensed consolidated balance sheet (in millions):

	June 30	December 31
	2026	2025
Cash and cash equivalents	$102.8	$32.2
Restricted cash	—	4,211.1
Rent and other receivables, net	47.3	—
Operating assets and facilities, net	3,940.9	—
Right of use assets, net of accumulated depreciation	6.2	—
Other assets	74.1	30.6
Total assets	$4,171.3	$4,273.9

Accounts payable and accrued expenses	$53.3	$46.8
Recourse debt (1)	2,860.2	2,942.9
Operating leases	7.1	—
Deferred income taxes	3.7	—
Other liabilities	35.2	20.4
Total liabilities	$2,959.5	$3,010.1
_________
(1)    GABX debt is guaranteed by GATX Corporation.

GABX's assets can only be used to settle its obligations and may not be used to satisfy claims of GATX.

The following table shows the statements of income of the consolidated variable interest entity reported in our condensed consolidated statements of income (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Total revenues	$136.6	$—	$271.5	$—
Total expenses (1)	(108.6)	—	(208.8)	—
Net gain on asset dispositions	21.9	—	23.9	—
Interest expense, net	(36.6)	—	(80.5)	—
Income before income taxes	13.3	—	6.1	—
Income taxes (2)	(2.5)	—	(4.4)	—
Net income	$10.8	$—	$1.7	$—
_________
(1)    Amounts include $12.4 million and $24.9 million of management fees paid to GATX in the three and six months ended June 30, 2026. Management fees are primarily based on the number of railcars under management and are consistent with market rates.
(2)    Represents income taxes directly attributable to GABX. Certain of GABX's entities are pass-through entities for income tax purposes and, as a result, income taxes are incurred at the partner ownership level.

In the six months ended June 30, 2026, significant cash flow items at GABX included $4,230.8 million of cash paid for the acquisition of operating assets, $992.0 million of net proceeds from the issuance of debt, $1,077.9 million of cash paid for the repayment of debt, $166.4 million of proceeds from asset sales, $49.9 million of distributions to Brookfield, and $21.4 million of distributions to GATX. Distributions to GATX are not reflected in the condensed consolidated statements of cash flows, as they are eliminated in consolidation.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at June 30, 2026 and December 31, 2025.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had one instrument outstanding with an aggregate notional amount of $50.0 million as of June 30, 2026 and December 31, 2025 that matures in 2027.

Cash Flow Hedges

We use U.S. Treasury rate locks, swap rate locks, and interest rate swaps to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had twelve instruments outstanding with a notional amount of $1,754.4 million as of June 30, 2026 that mature in 2026 to 2030 and three instruments outstanding with a notional amount of $2,370.6 million as of December 31, 2025 that each mature in 2031. Within the next 12 months, we expect to reclassify $1.1 million ($1.2 million after-tax) of income on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other income (expense) immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $1.8 million as of June 30, 2026 and $28.5 million as of December 31, 2025. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value June 30, 2026	Fair Value December 31, 2025
Derivative Assets
Interest rate contracts (1)	Other assets	$9.7	$—
Foreign exchange contracts (2)	Other assets	0.4	—
Total derivative assets		$10.1	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$1.1	$28.5
Foreign exchange contracts (1)	Other liabilities	0.7	—
Foreign exchange contracts (2)	Other liabilities	8.0	12.5
Total derivative liabilities		$9.8	$41.0
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of June 30, 2026 and December 31, 2025, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Line Item in the Balance Sheet in Which the Hedged Item Is Included	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Recourse debt	$49.8	$49.7	$1.1	$1.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our condensed consolidated statements of comprehensive income (in millions):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(19.0)	$—	$(25.0)	$—
Foreign exchange contracts	0.3	—	0.8	(0.4)
Total	$(18.7)	$—	$(24.2)	$(0.4)

Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Interest expense	$(0.9)	$0.3	$(0.2)	$0.6
Other income (expense)	0.1	0.8	0.1	0.8
Total	$(0.8)	$1.1	$(0.1)	$1.4

The following tables show the impacts of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the condensed consolidated statements of income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Total interest expense	$(143.0)	$(96.2)	$(294.0)	$(191.1)
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	—	(0.4)	(0.1)	(1.8)
Derivatives designated as hedging instruments	—	0.4	0.1	1.8
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	0.9	(0.3)	0.2	(0.6)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Income (Expense) on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Total other income (expense)	$12.7	$(1.1)	$18.9	$(3.8)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings (1)	(0.1)	(0.8)	(0.1)	(0.8)
Gain (loss) on non-designated foreign exchange derivative contracts (2)	0.2	1.9	4.1	(1.4)
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$9,616.5	$9,341.8	$8,622.5	$8,443.1
Recourse floating rate debt	2,672.8	2,697.1	3,829.2	3,870.2
Total	$12,289.3	$12,038.9	$12,451.7	$12,313.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended June 30, 2026 and 2025 (in millions):

	2026 Pension Benefits	2025 Pension Benefits	2026 Retiree Health and Life	2025 Retiree Health and Life
Service cost	$1.8	$1.7	$0.1	$0.1
Interest cost	3.9	4.3	0.1	0.1
Expected return on plan assets	(5.2)	(5.4)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss (gain)	0.6	0.2	(0.1)	—
Net periodic cost	$1.1	$0.8	$0.1	$0.2

The following table shows the components of net periodic cost for the six months ended June 30, 2026 and 2025 (in millions):

	2026 Pension Benefits	2025 Pension Benefits	2026 Retiree Health and Life	2025 Retiree Health and Life
Service cost	$3.3	$3.1	$0.1	$0.1
Interest cost	7.8	8.5	0.2	0.3
Expected return on plan assets	(10.3)	(10.9)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss (gain)	0.9	0.4	(0.2)	(0.2)
Net periodic cost	$1.7	$1.1	$0.1	$0.2
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $1.9 million and $3.4 million for three and six months ended June 30, 2026, and $1.8 million and $3.2 million for the three and six months ended June 30, 2025 and is reported in selling, general and administrative expense in the condensed consolidated statements of income.

The non-service components totaled income of $0.7 million and $1.6 million for the three and six months ended June 30, 2026, and income of $0.8 million and $1.9 million for the three and six months ended June 30, 2025 and are reported in other income (expense) in the condensed consolidated statements of income.

NOTE 10. Share-Based Compensation

During the six months ended June 30, 2026, we granted 197,000 non-qualified employee stock options, 25,874 restricted stock units, 31,380 performance shares, and 8,107 restricted stock units awarded to non-employee directors. For the three and six months ended June 30, 2026, total share-based compensation expense was $6.1 million and $11.9 million and the related tax benefits were $1.5 million and $2.9 million. For the three and six months ended June 30, 2025, total share-based compensation expense was $5.0 million and $11.1 million and the related tax benefits were $1.2 million and $2.7 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The estimated fair value of our 2026 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2026
Weighted-average estimated fair value	$54.93
Quarterly dividend	$0.66
Expected term of stock options, in years	4.2
Risk-free interest rate	3.5%
Dividend yield	1.3%
Expected stock price volatility	24.9%
Present value of dividends	$10.32

NOTE 11. Income Taxes

The following table shows our effective income tax rate for the six months ended June 30:

	2026	2025
Effective income tax rate	26.3%	25.0%

The increase in the effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the impact of the structure of our ownership interest in the GABX joint venture, where the mix of income between entities is either taxed at 100% or is considered earned by a pass-through entity for income tax purposes and only taxed at the partner ownership level. The rate in both periods included incremental benefits associated with equity awards vested or exercised and a mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

As of June 30, 2026 and December 31, 2025, we had commercial commitments of $9.4 million and $9.9 million, respectively, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at June 30, 2026 and December 31, 2025. As of June 30, 2026, our outstanding commitments expire in 2026 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Basic earnings per share:
Net income	$111.0	$75.5	$190.1	$154.1
Less: Net income attributable to non-controlling interest	7.6	—	1.2	—
Net income attributable to GATX	103.4	75.5	188.9	154.1
Less: Net income allocated to participating securities	(1.9)	(1.3)	(3.4)	(2.7)
Net income available to common shareholders	$101.5	$74.2	$185.5	$151.4
Weighted-average shares outstanding - basic	35.7	35.9	35.7	35.9
Basic earnings per share	$2.85	$2.07	$5.20	$4.22

Diluted earnings per share:
Net income	$111.0	$75.5	$190.1	$154.1
Less: Net income attributable to non-controlling interest	7.6	—	1.2	—
Net income attributable to GATX	103.4	75.5	188.9	154.1
Less: Net income allocated to participating securities	(1.9)	(1.3)	(3.4)	(2.7)
Net income available to common shareholders	$101.5	$74.2	$185.5	$151.4
Weighted-average shares outstanding - basic	35.7	35.9	35.7	35.9
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.1	0.1
Weighted-average shares outstanding - diluted *	35.8	35.9	35.8	36.0
Diluted earnings per share	$2.84	$2.06	$5.19	$4.21
_________
(*)    Sum of individual components may not be additive due to rounding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 14. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2025	$(50.8)	$(14.1)	$(39.7)	$(104.6)
Change in component	(39.0)	5.5	(0.1)	(33.6)
Reclassification adjustments into earnings (1)	—	0.7	0.2	0.9
Income tax effect	—	(5.0)	—	(5.0)
Non-controlling interest	—	0.1	—	0.1
Accumulated other comprehensive loss at March 31, 2026	$(89.8)	$(12.8)	$(39.6)	$(142.2)
Change in component	(12.5)	18.7	—	6.2
Reclassification adjustments into earnings (1)	—	(0.8)	0.5	(0.3)
Income tax effect	—	(1.4)	0.5	(0.9)
Non-controlling interest	—	(12.5)	—	(12.5)
Accumulated other comprehensive loss at June 30, 2026	$(102.3)	$(8.8)	$(38.6)	$(149.7)
_________
(1)    See "Note 8. Fair Value" and "Note 9. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the condensed consolidated statements of comprehensive income.

NOTE 15. Non-Controlling Interest

Non-controlling interest represents the portion of our consolidated net assets that are not wholly owned and therefore not attributable to GATX. Non-controlling interest was established in December 2025 as a result of the creation and funding of the GABX joint venture. In 2025, Brookfield contributed $899.0 million of equity to GABX for a 70% share of ownership in the joint venture. On January 1, 2026, GABX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo.

GATX has the right to acquire up to 100% of the ownership of GABX through a series of annual call options that allow GATX to purchase a percentage of Brookfield's ownership interest every year for up to 25 years, beginning in June 2026. The value of the call options is embedded within the non-controlling interest, rather than bifurcated and accounted for separately, as we have determined that the call options are clearly and closely related to the non-controlling interest. On June 30, 2026, GATX exercised its first call option for $66.2 million, resulting in GATX increasing its overall ownership of GABX from 30% to 33.5% and Brookfield's overall ownership decreasing from 70% to 66.5%. As of June 30, 2026, the non-controlling interest represents Brookfield's 66.5% ownership in GABX.

The following table shows the changes in non-controlling interest (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Balance at beginning of the period	$878.1	$—	$884.6	$—
Impact of GABX call option exercise (1)	(42.8)	—	(42.8)	—
Distributions to non-controlling interest	(49.9)	—	(49.9)	—
Net income attributable to non-controlling interest	7.6	—	1.2	—
Other comprehensive income attributable to non-controlling interest (2)	12.5	—	12.4	—
Balance at end of the period	$805.5	$—	$805.5	$—
_________
(1)    Represents GATX's acquisition of an additional 3.5% equity interest in GABX.
(2)    Other comprehensive income attributable to non-controlling interest is entirely related to unrealized gains on derivative instruments.

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

The Rail North America reportable segment is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. As of December 31, 2025, GABX is consolidated in the Rail North America operating segment and, for 2025, is primarily composed of the equity contributions from GATX and Brookfield, as well as the debt undertaken, in anticipation of the closing of the transaction and purchase of railcars from Wells Fargo. GABX's operations are reflected within that segment beginning on January 1, 2026 upon closing of the transaction. GATX serves as manager of the finance lease portfolio directly owned by Brookfield for which we earned $2.8 million and $5.6 million in management fees in the three and six months ended June 30, 2026.

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

Engine Leasing is composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our wholly owned business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. All engines owned by GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.5 million and $3.0 million in the three and six months ended June 30, 2026 and $1.3 million and $2.7 million in the three and six months ended June 30, 2025. Dividends from the RRPF affiliates totaled $70.0 million for each of the three and six months ended June 30, 2026 compared to none for each of the three and six months ended June 30, 2025.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended June 30, 2026
Revenues
Lease revenue	$391.0	$100.3	$8.8	$8.3	$508.4
Non-dedicated engine revenue	—	—	20.6	—	20.6
Other revenue	44.0	5.3	—	1.8	51.1
Total Revenues	435.0	105.6	29.4	10.1	580.1
Expenses
Maintenance expense	131.8	19.2	—	0.8	151.8
Depreciation expense	124.0	27.9	10.6	4.0	166.5
Operating lease expense	7.4	—	—	—	7.4
Other operating expense	15.8	4.9	3.0	1.1	24.8
Total Expenses	279.0	52.0	13.6	5.9	350.5
Other Income (Expense)
Net gain on asset dispositions	67.7	2.0	—	—	69.7
Interest expense, net	(103.7)	(23.9)	(12.7)	(2.7)	(143.0)
Other (expense) income	(1.5)	(0.1)	13.7	0.6	12.7
Share of affiliates' pre-tax earnings	—	—	49.6	—	49.6
Segment Profit	$118.5	$31.6	$66.4	$2.1	$218.6
Less:
Selling, general and administrative expense					69.2
Income taxes (includes $12.4 related to affiliates' earnings)					38.4
Net Income					$111.0
Less: Net Income Attributable to Non-Controlling Interest					7.6
Net Income Attributable to GATX					$103.4

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$58.3	$0.8	$—	$—	$59.1
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	9.3	1.2	—	—	10.5
	$67.7	$2.0	$—	$—	$69.7

Capital Expenditures
Portfolio investments and capital additions	$147.1	$45.6	$—	$7.8	$200.5

Selected Balance Sheet Data at June 30, 2026
Investments in affiliated companies	$0.2	$—	$721.7	$—	$721.9
Identifiable assets	$12,193.1	$2,821.1	$1,871.1	$835.6	$17,720.9
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended June 30, 2025
Revenues
Lease revenue	$262.8	$89.6	$8.1	$8.3	$368.8
Non-dedicated engine revenue	—	—	20.5	—	20.5
Other revenue	32.9	6.2	—	2.1	41.2
Total Revenues	295.7	95.8	28.6	10.4	430.5
Expenses
Maintenance expense	84.3	18.9	—	1.3	104.5
Depreciation expense	71.7	21.7	9.5	4.0	106.9
Operating lease expense	7.1	—	—	—	7.1
Other operating expense	7.8	4.9	2.9	0.9	16.5
Total Expenses	170.9	45.5	12.4	6.2	235.0
Other Income (Expense)
Net gain on asset dispositions	39.1	1.4	—	—	40.5
Interest expense, net	(64.4)	(20.0)	(11.6)	(0.2)	(96.2)
Other (expense) income	(2.8)	0.5	0.1	1.1	(1.1)
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	22.6	—	22.5
Segment profit	$96.6	$32.2	$27.3	$5.1	$161.2
Less:
Selling, general and administrative expense					58.2
Income taxes (includes $6.5 related to affiliates' earnings)					27.5
Net Income					$75.5
Less: Net Income Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$75.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$34.1	$—	$—	$—	$34.1
Residual sharing income	0.2	—	—	—	0.2
Non-remarketing net gains (1)	4.8	1.4	—	—	6.2
	$39.1	$1.4	$—	$—	$40.5

Capital Expenditures
Portfolio investments and capital additions	$132.2	$81.1	$—	$5.7	$219.0

Selected Balance Sheet Data at December 31, 2025
Investments in affiliated companies	$—	$—	$732.3	$—	$732.3
Identifiable assets	$12,235.5	$2,919.0	$1,831.6	$1,013.4	$17,999.5
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Six Months Ended June 30, 2026
Revenues
Lease revenue	$791.7	$200.7	$18.3	$16.4	$1,027.1
Non-dedicated engine revenue	—	—	42.7	—	42.7
Other revenue	80.0	10.1	—	3.9	94.0
Total Revenues	871.7	210.8	61.0	20.3	1,163.8
Expenses
Maintenance expense	252.4	38.3	—	1.8	292.5
Depreciation expense	250.7	55.7	21.2	8.1	335.7
Operating lease expense	14.8	—	—	—	14.8
Other operating expense	28.9	10.2	6.1	1.4	46.6
Total Expenses	546.8	104.2	27.3	11.3	689.6
Other Income (Expense)
Net gain on asset dispositions	117.5	3.1	—	0.1	120.7
Interest expense, net	(217.7)	(48.9)	(26.0)	(1.4)	(294.0)
Other (expense) income	(2.3)	2.4	16.8	2.0	18.9
Share of affiliates' pre-tax earnings	—	—	77.2	—	77.2
Segment Profit	$222.4	$63.2	$101.7	$9.7	$397.0
Less:
Selling, general and administrative expense					140.5
Income taxes (includes $19.2 related to affiliates' earnings)					66.4
Net Income					$190.1
Less: Net Income Attributable to Non-Controlling Interest					1.2
Net Income Attributable to GATX					$188.9

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$102.3	$0.8	$—	$0.1	$103.2
Residual sharing income	0.2	—	—	—	0.2
Non-remarketing net gains (1)	16.7	2.3	—	—	19.0
Asset impairments	(1.7)	—	—	—	(1.7)
	$117.5	$3.1	$—	$0.1	$120.7

Capital Expenditures
Portfolio investments and capital additions	$4,611.3	$93.0	$0.2	$16.0	$4,720.5
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Six Months Ended June 30, 2025
Revenues
Lease revenue	$522.8	$173.2	$16.2	$16.2	$728.4
Non-dedicated engine revenue	—	—	42.0	—	42.0
Other revenue	66.2	11.1	—	4.4	81.7
Total Revenues	589.0	184.3	58.2	20.6	852.1
Expenses
Maintenance expense	168.0	37.4	—	2.6	208.0
Depreciation expense	142.1	41.8	18.9	7.7	210.5
Operating lease expense	14.7	—	—	—	14.7
Other operating expense	15.3	9.5	5.7	2.0	32.5
Total Expenses	340.1	88.7	24.6	12.3	465.7
Other Income (Expense)
Net gain on asset dispositions	71.2	2.7	—	—	73.9
Interest (expense) income, net	(129.1)	(39.1)	(23.8)	0.9	(191.1)
Other (expense) income	(5.5)	(1.3)	0.1	2.9	(3.8)
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	56.0	—	55.9
Segment Profit	$185.4	$57.9	$65.9	$12.1	$321.3
Less:
Selling, general and administrative expense					114.8
Income taxes (includes $14.8 related to affiliates' earnings)					52.4
Net Income					$154.1
Less: Net Loss Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$154.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$64.6	$0.6	$—	$—	$65.2
Residual sharing income	0.3	—	—	—	0.3
Non-remarketing net gains (1)	9.9	2.1	—	—	12.0
Asset impairments	(3.6)	—	—	—	(3.6)
	$71.2	$2.7	$—	$—	$73.9

Capital Expenditures
Portfolio investments and capital additions	$359.9	$143.8	$—	$11.6	$515.3
_________
(1)     Includes net gains from scrapping of railcars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of GATX Corporation ("GATX", the "Company," "we," "us," "our," and similar terms) should be read in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the Securities and Exchange Commission ("SEC"). We based the discussion and analysis that follows on financial data we derived from the condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP measures to the most comparable GAAP measures, see "Non-GAAP Financial Measures" at the end of this Item. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2025 that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely used assets, primarily in the rail market. We report our financial results through three primary business segments: Rail North America, Rail International, and Engine Leasing. Financial results for our tank container leasing business ("Trifleet") are reported in the Other segment.

Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2026. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025.

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). Initially, GATX's ownership share of GABX was 30% with Brookfield's share at 70%. The acquisition from Wells Fargo was partially funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX Corporation. As of June 30, 2026, GABX is consolidated and is reported in the Rail North America segment. GATX also directly purchased approximately 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo’s rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services. See "Note 1. Description of Business" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GATX has the option to acquire up to 100% of the ownership of GABX over time. On June 30, 2026, GATX exercised its first call option for $66.2 million, increasing its overall ownership of GABX from 30% to 33.5% and decreasing Brookfield's ownership from 70% to 66.5%. See "Note 15. Non-Controlling Interest" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about the options to acquire additional ownership of GABX.

Economic Conditions

GATX, and markets more broadly, are facing heightened uncertainty related to trade policy, geopolitical tensions, and overall economic conditions. These conditions did not have a significant impact on our business and financial results during the first six months of 2026. However, recent developments, including tariff announcements and the ongoing conflict with Iran, have increased economic uncertainty and could have a more significant impact on GATX’s financial results in the future. For example, geopolitical tensions in the Middle East have and could continue to increase energy prices, disrupt supply chains, reduce global air travel, and negatively impact our customers. A sustained economic slowdown resulting from these or other factors could impact GATX directly and indirectly, including through higher costs for new railcars or other assets or softening demand for our products and services. Management continues to monitor the macroeconomic and geopolitical environment closely to identify potential risks and to manage our business accordingly. However, we believe we are in a strong position to manage these risks due to our diverse fleet, broad global customer base, long-term lease portfolio, strong balance sheet, and access to capital.

DISCUSSION OF OPERATING RESULTS

Net income attributable to GATX for the six months ended June 30, 2026 was $188.9 million, or $5.19 per diluted share, compared to $154.1 million, or $4.21 per diluted share, for the same period in 2025. Net income attributable to GATX increased $34.8 million compared to the prior year and was impacted by the Wells Fargo rail assets acquisition. The variance was largely due to higher revenue at Rail North America and Rail International, higher net gain on asset dispositions at Rail North America, and higher earnings at the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), partially offset by higher maintenance expense at Rail North America, higher depreciation expense at Rail North America and Rail International, and higher interest expense.

Net income attributable to GATX for the three months ended June 30, 2026 was $103.4 million, or $2.84 per diluted share, compared to $75.5 million, or $2.06 per diluted share, for the same period in 2025. Net income attributable to GATX increased $27.9 million compared to the prior year and was impacted by the Wells Fargo rail assets acquisition. The variance was largely due to higher revenue at Rail North America and Rail International, higher net gain on asset dispositions at Rail North America, and higher earnings at the RRPF affiliates, partially offset by higher maintenance expense at Rail North America, higher depreciation expense at Rail North America and Rail International, higher interest expense, and lower earnings at the RRPF affiliates.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Segment Revenues
Rail North America	$435.0	$295.7	$871.7	$589.0
Rail International	105.6	95.8	210.8	184.3
Engine Leasing	29.4	28.6	61.0	58.2
Other	10.1	10.4	20.3	20.6
	$580.1	$430.5	$1,163.8	$852.1
Segment Profit
Rail North America	$118.5	$96.6	$222.4	$185.4
Rail International	31.6	32.2	63.2	57.9
Engine Leasing	66.4	27.3	101.7	65.9
Other	2.1	5.1	9.7	12.1
	218.6	161.2	397.0	321.3
Less:
Selling, general and administrative expense	69.2	58.2	140.5	114.8
Income taxes (includes $12.4 and $6.5 QTR and $19.2 and $14.8 YTD related to affiliates' earnings)	38.4	27.5	66.4	52.4
Net Income	$111.0	$75.5	$190.1	$154.1
Less: Net Income Attributable to Non-Controlling Interest	7.6	—	1.2	—
Net Income Attributable to GATX (GAAP)	$103.4	$75.5	188.9	$154.1

Diluted earnings per share (GAAP)	$2.84	$2.06	$5.19	$4.21

Investment Volume	$200.5	$219.0	$4,720.5	$515.3

The following table shows our return on equity for the trailing 12 months ended June 30:

	2026	2025
Return on equity attributable to GATX (GAAP)	13.5%	12.8%
Return on equity attributable to GATX, excluding tax adjustments and other items (non-GAAP) (1)	13.0%	12.6%
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

RAIL NORTH AMERICA

Segment Summary

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo through the GABX joint venture. GABX is consolidated within the Rail North America segment. See "Note 7. Variable Interest Entities" in Part I, Item 1 of this Quarterly Report on Form 10-Q for quantification of the impacts of this acquisition. Also on January 1, 2026, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million.

GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services. In the three and six months ended June 30, 2026, GATX received $12.4 million and $24.9 million from GABX and $2.8 million and $5.6 million from Brookfield for these services. GABX management fees earned by GATX are eliminated in consolidation and not shown on the face of the condensed consolidated statements of income. However, the impact of fees earned are included in net income attributable to GATX. Management fees earned by GATX for managing the finance lease portfolio directly owned by Brookfield are reported in other revenue.

Despite ongoing macroeconomic uncertainty and the impacts of the geopolitical environment in the Middle East, demand for most railcars was stable and the renewal success rate remained strong. Utilization was 98.0% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenues
Lease revenue	$391.0	$262.8	$791.7	$522.8
Other revenue	44.0	32.9	80.0	66.2
Total Revenues	435.0	295.7	871.7	589.0

Expenses
Maintenance expense	131.8	84.3	252.4	168.0
Depreciation expense	124.0	71.7	250.7	142.1
Operating lease expense	7.4	7.1	14.8	14.7
Other operating expense	15.8	7.8	28.9	15.3
Total Expenses	279.0	170.9	546.8	340.1

Other Income (Expense)
Net gain on asset dispositions	67.7	39.1	117.5	71.2
Interest expense, net	(103.7)	(64.4)	(217.7)	(129.1)
Other expense	(1.5)	(2.8)	(2.3)	(5.5)
Share of affiliates' pre-tax losses	—	(0.1)	—	(0.1)
Segment Profit	$118.5	$96.6	$222.4	$185.4

Investment Volume	$147.1	$132.2	$4,611.3	$359.9

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Railcars	$363.1	$238.9	$734.8	$474.9
Boxcars	16.9	14.8	34.9	29.9
Locomotives	11.0	9.1	22.0	18.0
Total	$391.0	$262.8	$791.7	$522.8

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Beginning balance	103,310	102,317	101,288	100,593	196,233
Railcars added	595	366	920	98,535	690
Railcars scrapped	(614)	(478)	(898)	(1,355)	(878)
Railcars sold	(974)	(917)	(717)	(1,540)	(3,407)
Ending balance	102,317	101,288	100,593	196,233	192,638
Utilization rate at quarter end (1)	99.2%	98.9%	99.0%	98.1%	98.0%
Renewal success rate (2)	84.2%	87.1%	91.4%	79.1%	82.6%
Active railcars at quarter end (3)	101,494	100,144	99,560	192,512	188,847
Average active railcars (4)	102,073	100,896	99,999	193,195	190,587
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

As of June 30, 2026, leases for 23,008 tank and freight cars and 1,184 boxcars are scheduled to expire over the remainder of 2026. These amounts exclude railcars on leases expiring in 2026 that have already been renewed or assigned to a new lessee.

In 2022, we entered into a long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At June 30, 2026, 9,523 railcars have been ordered pursuant to the terms of the agreement, of which 7,344 railcars have been delivered.

Rail North America Fleet, excluding Boxcars
200,000
160,000
120,000
80,000
40,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q25
3Q25
4Q25
1Q26
2Q26
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

During the second quarter of 2026, the renewal rate change of the LPI was positive 16.8%, compared to positive 22.3% in the prior quarter, and positive 24.2% in the second quarter of 2025. Lease terms on renewals for railcars in the LPI averaged 54 months in the current quarter, compared to 56 months in the prior quarter, and 60 months in the second quarter of 2025.

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Beginning balance	7,990	7,621	7,478	7,032	9,888
Boxcars added	27	172	1	3,411	—
Boxcars scrapped	(396)	(285)	(365)	(266)	(251)
Boxcars sold	—	(30)	(82)	(289)	(501)
Ending balance	7,621	7,478	7,032	9,888	9,136
Utilization rate at quarter end (1)	98.7%	96.9%	97.1%	97.6%	97.1%
Active boxcars at quarter end (2)	7,521	7,247	6,831	9,648	8,875
Average active boxcars (3)	7,773	7,391	7,206	9,895	9,152
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
(3)    Average active boxcars for the quarter is calculated using the number of active boxcars at the end of each month.

The following table shows fleet activity and statistics for Rail North America locomotives for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Beginning balance	649	639	634	627	815
Locomotives added	—	—	—	200	2
Locomotives scrapped or sold	(10)	(5)	(7)	(12)	(11)
Ending balance	639	634	627	815	806
Utilization rate at quarter end (1)	91.5%	91.8%	92.5%	90.3%	91.2%
Active locomotives at quarter end (2)	585	582	580	736	735
Average active locomotives (3)	587	584	581	745	734
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

Comparison of Reported Results for the First Six Months of 2026 to the First Six Months of 2025

Segment Profit

In the six months ended June 30, 2026, segment profit of $222.4 million increased 20.0% compared to $185.4 million for the same period in the prior year. Segment profit in 2026 was impacted by the acquisition of railcars from Wells Fargo. Aside from the impact of the acquisition, segment profit increased $30.2 million, driven by higher net gains on asset dispositions and higher revenue, partially offset by higher maintenance and interest expense.

Revenues

In the six months ended June 30, 2026, lease revenue increased $268.9 million, or 51.4%. The acquisition of railcars from Wells Fargo led to an increase in lease revenue of $262.5 million. In addition to the impact of the acquisition, lease revenue increased $6.4 million, primarily driven by more railcars on lease and higher lease rates. Other revenue increased $13.8 million primarily due to higher repair revenue and management fee revenue from the finance lease portfolio owned by Brookfield and managed by GATX.

Expenses

In the six months ended June 30, 2026, maintenance expense increased $84.4 million. The acquisition of railcars from Wells Fargo led to an increase of $61.9 million. In addition to this impact, maintenance expense increased $22.5 million driven by more repair events, including more repairs performed by the railroads, and a mix of repairs that resulted in higher costs per repair. Depreciation expense increased $108.6 million, primarily due to the impact of the railcars acquired from Wells Fargo.

Other Income (Expense)

In the six months ended June 30, 2026, net gain on asset dispositions increased $46.3 million, driven by higher net gains on asset dispositions and higher net scrapping gains, partially offset by lower net gains on railcars converted to finance leases. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $88.6 million, due to a higher average debt balance resulting from debt incurred for the acquisition of railcars from Wells Fargo and a higher average interest rate.

Investment Volume

During the six months ended June 30, 2026, investment volume was $4,611.3 million (including approximately $4.2 billion for the acquisition of railcars and locomotives from Wells Fargo) compared to $359.9 million in the same period in 2025. We acquired 1,765 newly built railcars and purchased 100,994 railcars in the secondary market (including 100,870 railcars acquired at GABX from Wells Fargo) and 202 locomotives (including 200 locomotives from Wells Fargo) in the six months ended June 30, 2026, compared to 1,269 newly built railcars, 707 railcars in the secondary market, and zero locomotives in the same period in 2025.

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

Comparison of Reported Results for the Second Quarter of 2026 to the Second Quarter of 2025

Segment Profit

In the three months ended June 30, 2026, segment profit of $118.5 million increased 22.7% compared to $96.6 million for the same period in the prior year. Segment profit in 2026 was impacted by the acquisition of railcars from Wells Fargo. Aside from the impact of the acquisition, segment profit increased $8.1 million, driven by higher net gains on asset dispositions and higher revenue, partially offset by higher maintenance and interest expense.

Revenues

In the three months ended June 30, 2026, lease revenue increased $128.2 million, or 48.8%. The acquisition of railcars from Wells Fargo led to an increase in lease revenue of $129.7 million. Aside from the impact of the acquisition, lease revenue decreased $1.5 million, primarily driven by fewer railcars on lease, principally due to the effect of asset sales. Other revenue increased $11.1 million, driven by higher repair revenue and management fee revenue from the finance lease portfolio owned by Brookfield and managed by GATX.

Expenses

In the three months ended June 30, 2026, maintenance expense increased $47.5 million. The acquisition of railcars from Wells Fargo led to an increase of $35.4 million. In addition to this impact, maintenance expense increased $12.1 million, driven by more repair events and a mix of repairs that resulted in higher costs per repair. Depreciation expense increased $52.3 million, primarily due to the impact of the railcars acquired from Wells Fargo.

Other Income (Expense)

In the three months ended June 30, 2026, net gain on asset dispositions increased $28.6 million, driven by higher net gains on asset dispositions and higher net scrapping gains, partially offset by lower net gains on railcars converted to finance leases. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $39.3 million, due to a higher average debt balance resulting from debt incurred for the acquisition of railcars from Wells Fargo and a higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), experienced a challenging railcar leasing market as GRE faced ongoing macroeconomic headwinds, including weak GDP results and higher inflation, as well as uncertainty due to the geopolitical environment in the Middle East and Ukraine, which weighed on customers' fleet planning activities. Despite pressure on utilization, GRE experienced renewal lease rate increases for the majority of railcar types in the period. Utilization was 95.3% at the end of the current quarter.

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

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenues
Lease revenue	$100.3	$89.6	$200.7	$173.2
Other revenue	5.3	6.2	10.1	11.1
Total Revenues	105.6	95.8	210.8	184.3

Expenses
Maintenance expense	19.2	18.9	38.3	37.4
Depreciation expense	27.9	21.7	55.7	41.8
Other operating expense	4.9	4.9	10.2	9.5
Total Expenses	52.0	45.5	104.2	88.7

Other Income (Expense)
Net gain on asset dispositions	2.0	1.4	3.1	2.7
Interest expense, net	(23.9)	(20.0)	(48.9)	(39.1)
Other (expense) income	(0.1)	0.5	2.4	(1.3)
Segment Profit	$31.6	$32.2	$63.2	$57.9

Investment Volume	$45.6	$81.1	$93.0	$143.8

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Beginning balance	30,223	30,492	30,572	36,484	36,651
Railcars added	579	328	6,145	355	229
Railcars scrapped or sold	(310)	(248)	(233)	(188)	(162)
Ending balance	30,492	30,572	36,484	36,651	36,718
Utilization rate at quarter end (1)	93.3%	93.7%	94.7%	94.7%	95.3%
Active railcars at quarter end (2)	28,460	28,654	34,536	34,706	34,977
Average active railcars (3)	28,572	28,592	32,671	34,588	34,868
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

As of June 30, 2026, leases for 7,179 railcars are scheduled to expire over the remainder of 2026. This amount excludes railcars on leases expiring in 2026 that have already been renewed or assigned to a new lessee.

GRE Fleet
40,000
30,000
20,000
10,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q25
3Q25
4Q25
1Q26
2Q26
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Beginning balance	10,895	11,112	11,712	12,165	12,508
Railcars added	217	600	453	343	343
Ending balance	11,112	11,712	12,165	12,508	12,851
Utilization rate at quarter end (1)	99.6%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	11,066	11,712	12,165	12,508	12,851
Average active railcars (3)	10,945	11,363	11,905	12,275	12,692
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

Rail India Fleet
15,000
12,000
9,000
6,000
3,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
2Q25
3Q25
4Q25
1Q26
2Q26
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Six Months of 2026 to the First Six Months of 2025

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the six months ended June 30, 2026, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $10.7 million and positively impacted segment profit, excluding other (expense) income, by approximately $5.5 million compared to the same period in 2025.

Segment Profit

In the six months ended June 30, 2026, segment profit of $63.2 million increased 9.2% compared to $57.9 million for the same period in the prior year. The increase was primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher depreciation and interest expense.

Revenues

In the six months ended June 30, 2026, lease revenue increased $27.5 million, or 15.9%, due to more railcars on lease at GRE and Rail India and the impact of foreign exchange rates.

Expenses

In the six months ended June 30, 2026, maintenance expense increased $0.9 million, primarily due to the impact of foreign exchange rates and higher repair costs, partially offset by fewer regulatory compliance events. Depreciation expense increased $13.9 million, due to the impact of new railcars added to the fleet, including the railcars acquired from DB Cargo AG primarily in 2025.

Other Income (Expense)

In the six months ended June 30, 2026, net interest expense increased $9.8 million, due to a higher average debt balance and a higher average interest rate. Other (expense) income was favorable by $3.7 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations, and lower litigation costs.

Investment Volume

During the six months ended June 30, 2026, investment volume was $93.0 million compared to $143.8 million in the same period in 2025. In the six months ended June 30, 2026, GRE acquired 538 newly built railcars and purchased 46 railcars in the secondary market compared to 1,025 newly built railcars for the same period in 2025, and Rail India acquired 686 newly built railcars compared to 529 newly built railcars for the same period in 2025.

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

Comparison of Reported Results for the Second Quarter of 2026 to the Second Quarter of 2025

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended June 30, 2026, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $2.1 million and positively impacted segment profit, excluding other (expense) income, by approximately $1.1 million compared to the same period in 2025.

Segment Profit

In the three months ended June 30, 2026, segment profit of $31.6 million decreased 1.9% compared to $32.2 million for the same period in the prior year. The decrease was primarily due to higher depreciation and interest expense, partially offset by higher lease revenue and changes in foreign currency exchange rates.

Revenues

In the three months ended June 30, 2026, lease revenue increased $10.7 million, or 11.9%, driven by more railcars on lease at GRE and Rail India, as well as the impact of foreign exchange rates.

Expenses

In the three months ended June 30, 2026, maintenance expense increased $0.3 million, primarily due to the impact of foreign exchange rates and higher repair costs, partially offset by fewer regulatory compliance events. Depreciation expense increased $6.2 million, due to the impact of new railcars added to the fleet, including the railcars acquired from DB Cargo AG primarily in 2025.

Other Income (Expense)

In the three months ended June 30, 2026, net interest expense increased $3.9 million, due to a higher average debt balance and a higher average interest rate. Other (expense) income was unfavorable by $0.6 million, driven by the negative impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

ENGINE LEASING

Segment Summary

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $49.6 million and $77.2 million for the three and six months ended June 30, 2026, compared to $22.6 million and $56.0 million and for the same periods in 2025. Dividend distributions from the RRPF affiliates totaled $70.0 million for each of the three and six months ended June 30, 2026 compared to none for the same periods in 2025.

Engine Leasing also includes GATX Engine Leasing ("GEL"), our wholly owned business that invests directly in aircraft spare engines. As of June 30, 2026, GEL owned 46 aircraft spare engines, with 21 currently on, or available for, long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines owned by GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.5 million and $3.0 million for the three and six months ended June 30, 2026 and $1.3 million and $2.7 million for the same periods in 2025.

The operating environment for the RRPF affiliates and GEL continued to be favorable in the second quarter of 2026. Demand for air travel and spare engines continues to be high. However, uncertainty exists due to the geopolitical environment in the Middle East.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenues
Lease revenue	$8.8	$8.1	$18.3	$16.2
Non-dedicated engine revenue	20.6	20.5	42.7	42.0
Total Revenues	29.4	28.6	61.0	58.2

Expenses
Depreciation expense	10.6	9.5	21.2	18.9
Other operating expense	3.0	2.9	6.1	5.7
Total Expenses	13.6	12.4	27.3	24.6

Other Income (Expense)
Interest expense, net	(12.7)	(11.6)	(26.0)	(23.8)
Other income	13.7	0.1	16.8	0.1
Share of affiliates' pre-tax earnings	49.6	22.6	77.2	56.0
Segment Profit	$66.4	$27.3	$101.7	$65.9

Investment Volume	$—	$—	$0.2	$—

The following table shows the net book values of Engine Leasing's assets (in millions):

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Investment in RRPF Affiliates	$706.3	$746.1	$732.3	$752.4	$721.7
GEL owned aircraft spare engines	918.1	1,054.9	1,044.4	1,033.9	1,023.3
Other owned assets	33.9	47.2	54.9	50.3	126.1
Total assets	$1,658.3	$1,848.2	$1,831.6	$1,836.6	$1,871.1

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Beginning balance	436	442	453	456	460
Engine acquisitions	20	14	14	10	13
Engine dispositions	(14)	(3)	(11)	(6)	(5)
Ending balance	442	453	456	460	468
Utilization rate at quarter end (1)	98.4%	98.5%	98.7%	97.6%	97.2%
Average leased engines (2)	430	442	447	450	449
Net book value of engines (in millions)	$5,446.5	$5,638.2	$5,829.9	$5,863.8	$6,160.6
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines for the quarter is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
500
400
300
200
100
0
Portfolio Size
100.0%
95.0%
90.0%
85.0%
80.0%
Utilization
2Q25
3Q25
4Q25
1Q26
2Q26
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Beginning balance	39	39	46	46	46
Engines added	—	7	—	—	—
Ending balance	39	46	46	46	46

Comparison of Reported Results for the First Six Months of 2026 to the First Six Months of 2025

Segment Profit

In the six months ended June 30, 2026, segment profit of $101.7 million increased $35.8 million compared to segment profit of $65.9 million for the same period in the prior year. The increase was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the six months ended June 30, 2026, lease revenue increased $2.1 million, driven by more aircraft spare engines on leases directly with airline customers. Non-dedicated engine revenue increased $0.7 million, due to higher annuity receipts for aircraft spare engines utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the six months ended June 30, 2026, depreciation expense increased $2.3 million, due to aircraft spare engines acquired in 2025.

Other Income (Expense)

In the six months ended June 30, 2026, other income increased $16.7 million, driven by maintenance reserve releases on certain engines at GEL. Income from our share of affiliates' earnings increased $21.2 million, driven by higher income from operations and higher remarketing income. Higher income from operations was primarily due to more aircraft spare engines in the fleet, partially offset by higher interest expense. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

Investment Volume

In the six months ended June 30, 2026, investment volume was $0.2 million, compared to zero in the same period in 2025. Investment volume in 2026 consisted of the purchase of engine stands at GEL.

Comparison of Reported Results for the Second Quarter of 2026 to the Second Quarter of 2025

Segment Profit

In the three months ended June 30, 2026, segment profit of $66.4 million increased $39.1 million compared to segment profit of $27.3 million for the same period in the prior year. The increase was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the three months ended June 30, 2026, lease revenue increased $0.7 million, driven by more aircraft spare engines on leases directly with airline customers. Non-dedicated engine revenue increased $0.1 million, due to higher annuity receipts for aircraft spare engines utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the three months ended June 30, 2026, depreciation expense increased $1.1 million, due to aircraft spare engines acquired in 2025.

Other Income (Expense)

In the three months ended June 30, 2026, other income increased $13.6 million, driven by maintenance reserve releases on certain engines at GEL. Income from our share of affiliates' earnings increased $27.0 million, driven by higher remarketing income and higher income from operations. Higher income from operations was primarily due to more aircraft spare engines in the fleet. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

OTHER

Other comprises our Trifleet business, as well as selling, general, and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Trifleet revenue	$10.1	$10.4	$20.3	$20.6

Trifleet segment profit	$2.1	$1.5	$4.4	$3.6
Unallocated interest (expense) income	(0.4)	2.0	3.3	5.3
Other income, including eliminations	0.4	1.6	2.0	3.2
Segment Profit	$2.1	$5.1	$9.7	$12.1

Selling, general and administrative expense	$69.2	$58.2	$140.5	$114.8

Investment Volume	$7.8	$5.7	$16.0	$11.6

Trifleet Summary

The tank container leasing market remained challenging in the second quarter of 2026 due to macro-economic headwinds and the impact of the current geopolitical environment in the Middle East. Utilization was 88.0% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the quarter ended:

	June 30 2025	September 30 2025	December 31 2025	March 31 2026	June 30 2026
Ending balance	25,323	25,573	25,602	26,017	26,417
Utilization rate at quarter-end (1)	84.7%	83.9%	84.9%	85.2%	88.0%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $25.7 million for the six months ended June 30, 2026 compared to the same period in the prior year. SG&A increased by $11.0 million for the three months ended June 30, 2026 compared to the same period in the prior year. Both variances were primarily due to higher employee-related expenses, including the impact of higher headcount resulting from the Wells Fargo rail assets acquisition, and higher information technology expenses.

Unallocated interest (expense) income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income, including eliminations was unfavorable by $1.2 million for both the three and six months ended June 30, 2026 compared to the same periods in the prior year. Both variances were driven by higher non-service pension-related expenses and the impact of foreign exchange rates on a foreign pension plan.

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

As of June 30, 2026, we had an unrestricted cash balance of $747.1 million. We also have a $632 million, 5-year unsecured revolving credit facility in the United States that matures in 2031 and a $368 million, 3-year unsecured revolving credit facility in the United States that matures in 2029, both of which were fully available as of June 30, 2026. In addition, we have a €250 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, of which €212 million was available as of June 30, 2026. At GABX, we have a $250 million 5-year unsecured revolving credit facility in the United States that matures in 2030, all of which was fully available as of June 30, 2026.

The following table shows our cash flows from operating, investing, and financing activities for the six months ended June 30 (in millions):

	2026	2025
Net cash provided by operating activities	$475.3	$285.5
Net cash used in investing activities	(4,313.2)	(365.0)
Net cash (used in) provided by financing activities	(396.2)	425.6
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.6)	7.3
Net (decrease) increase in cash, cash equivalents, and restricted cash during the period	$(4,237.7)	$353.4

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 increased $189.8 million compared to the same period in 2025. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue and lower payments for operating leases were partially offset by higher payments for maintenance, interest, income taxes, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the six months ended June 30 (in millions):

	2026	2025
Portfolio investments and capital additions (1)	$(4,720.5)	$(515.3)
Portfolio proceeds (2)	379.7	146.5
Proceeds from sales of other assets (3)	29.1	17.4
Purchases of assets previously leased (4)	(3.8)	(15.0)
Other investing activity	2.3	1.4
Net cash used in investing activities	$(4,313.2)	$(365.0)
_________
(1)    Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. See the discussions of segment operating results sections in this Item for more detail.
(2)    Portfolio proceeds primarily consist of proceeds from sales of operating assets.
(3)    Proceeds from sales of other assets were primarily related to railcar scrapping.
(4)    In 2026, we purchased 187 railcars that were previously on operating leases, compared to 802 railcars in 2025.

The increase in portfolio investments and capital additions of $4,205.2 million for the six months ended June 30, 2026 was primarily due to the acquisition of railcars and locomotives from Wells Fargo and the cost of other railcars acquired at Rail North America and Rail India, partially offset by fewer railcars acquired at GRE. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased by $233.2 million for the six months ended June 30, 2026, primarily due to more railcars sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the six months ended June 30 (in millions):

	2026	2025
Net proceeds from issuance of debt with original maturities longer than 90 days	$994.0	$879.8
Repayments of debt with original maturities longer than 90 days	(1,149.8)	(406.6)
Net decrease in debt with original maturities of 90 days or less	(25.7)	(0.2)
Share repurchases (1)	(48.3)	(17.1)
Dividends to GATX Shareholders	(49.0)	(45.7)
Distributions to non-controlling interest	(49.9)	—
Exercise of GABX call option	(66.2)	—
Other	(1.3)	15.4
Net cash (used in) provided by financing activities	$(396.2)	$425.6
_________
(1)    Cash paid for share repurchases consists of those transactions that settled during the period and includes excise taxes and commissions.

The following table shows the activity on our long-term debt principal in the six months ended June 30, 2026 (in millions):

	December 31 2025	Issuances	Payments	Impact of Foreign Exchange Rates	June 30 2026
U.S. debt (1)	$10,984.0	$1,000.0	$(1,127.9)	$—	$10,856.1
Europe debt (2)	1,383.6	—	—	(38.1)	1,345.5
India debt (3)	138.0	21.2	(10.9)	(7.0)	141.3
Total debt principal	$12,505.6	$1,021.2	$(1,138.8)	$(45.1)	$12,342.9
__________
(1)    Issuances include $1,000.0 million at GABX. The cash proceeds were used for partial prepayment of the outstanding GABX term loan.
(2)    Denominated in euros, but presented in U.S. dollars in this table.
(3)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued in the six months ended June 30, 2026:

U.S. debt
•$500.0 million of 5-year unsecured 4.63% fixed rate debt at GABX, which is guaranteed by GATX Corporation.
•$500.0 million of 10-year unsecured 5.30% fixed rate debt at GABX, which is guaranteed by GATX Corporation.

India debt
•INR 2.0 billion ($21.2 million) from a delayed draw term loan at a fixed rate of 8.70%.

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2026 (in millions):

	Material Cash Obligations by Period
	Total	2026 (1)	2027	2028	2029	2030	Thereafter
Recourse debt (2)	$12,342.9	$633.8	$848.1	$819.4	$850.0	$2,576.4	$6,615.2
Interest on recourse debt (3)	4,934.9	294.2	542.1	511.1	463.6	434.7	2,689.2
Borrowings under bank credit facilities	44.0	44.0	—	—	—	—	—
Operating lease obligations	160.0	17.3	33.4	29.9	21.1	21.1	37.2
Purchase commitments (4)	1,354.0	368.0	467.3	441.0	76.5	1.2	—
Total	$18,835.8	$1,357.3	$1,890.9	$1,801.4	$1,411.2	$3,033.4	$9,341.6
_________
(1)    For the remainder of the year.
(2)    Includes GABX obligations of $1,881.1 million in 2030, $500.0 million in 2031, and $500.0 million in 2036 that are guaranteed by GATX Corporation.
(3)    For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2026.
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

We have a $632 million 5-year unsecured revolving credit facility in the United States. In the second quarter of 2026, we entered into an amendment to extend the maturity from May 2030 to May 2031. As of June 30, 2026, the full $632 million was available under this facility. Additionally, we have a $368 million 3-year unsecured revolving credit facility in the United States. In the second quarter of 2026, we entered into an amendment to extend the maturity from May 2028 to May 2029. As of June 30, 2026, the full $368 million was available under this facility.

GABX has a $250 million 5-year unsecured revolving credit facility in the United States that matures in 2030. As of June 30, 2026, the full $250 million was available under this facility.

In Europe, we have a €250 million, 3-year unsecured revolving credit facility that matures in December 2027. As of June 30, 2026, €212 million was available under this credit facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €25.0 million. As of June 30, 2026, €24.5 million was available under these credit facilities, as €0.5 million ($0.6 million) was drawn. The weighted average interest rate of these outstanding borrowings during the six months ended June 30, 2026 was 3.0%.

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

At June 30, 2026, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €1,065.0 million, and Trifleet had an outstanding term loan of €113.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the GATX and GRE revolving credit facilities noted above. In addition, Rail India had outstanding term loans of INR 13.4 billion ($141.3 million) that are subject to certain restrictive covenants.

At June 30, 2026, we were in compliance with all covenants and conditions of all of our credit agreements, indentures, and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of June 30, 2026:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2026	March 31 2026	December 31 2025	September 30 2025	June 30 2025
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(747.1)	$(740.9)	$(743.0)	$(696.1)	$(754.6)
Borrowings under bank credit facilities	44.0	49.7	82.2	117.3	106.1
Recourse debt	12,289.3	12,427.3	12,451.7	8,751.3	8,741.3
Operating lease obligations	143.8	150.9	154.3	160.7	168.4
Total debt and lease obligations, net of unrestricted cash	$11,730.0	$11,887.0	$11,945.2	$8,333.2	$8,261.2

Total recourse debt (1)	$11,730.0	$11,887.0	$11,945.2	$8,333.2	$8,261.2
Total equity	$3,589.9	$3,656.2	$3,635.1	$2,718.9	$2,669.7
Recourse leverage (2)	3.3	3.3	3.3	3.1	3.1
_________
(1)    Includes recourse debt, borrowings under bank credit facilities, and operating lease obligations, net of unrestricted cash.
(2)    Calculated as total recourse debt / total equity.

GATX Common Share Repurchases

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

During the six months ended June 30, 2026, we repurchased 290,124 shares of common stock for $51.1 million, excluding commissions, under the New Repurchase Program compared to 115,937 shares of common stock for $17.1 million during the same period in 2025 under the Prior Repurchase Program. As of June 30, 2026, $248.9 million remained available under the New Repurchase Program authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2026. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of our policies.

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

There were no tax adjustments and other items impacting net income attributable to GATX or diluted earnings per share during the first six months of 2026 or 2025. However, we did have tax adjustments and other items impacting net income attributable to GATX in other periods used in the calculation of the applicable measures for the trailing 12 months ended June 30, 2026 and 2025.

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2026	2025
Net income (GAAP)	$369.3	$319.6
Less: Net income attributable to non-controlling interest	1.2	—
Net income attributable to GATX	$368.1	$319.6
Adjustments to pre-tax income attributable to GATX:
Acquisition-related expenses (1)	$6.5	$—
Litigation claims settlements (2)	—	3.3
Total adjustments to pre-tax income attributable to GATX	$6.5	$3.3
Income taxes thereon, based on applicable effective tax rate	$(1.6)	$(0.8)
Other income tax adjustments to income attributable to GATX:
Income tax rate changes (3)	$(13.3)	$(6.0)
Net operating loss valuation allowance adjustment (4)	6.4	—
Total other income tax adjustments to income attributable to GATX	$(6.9)	$(6.0)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (5)	$(11.5)	$—
Total adjustments attributable to affiliates' earnings, net of taxes	$(11.5)	$—
Net income attributable to GATX, excluding tax adjustments and other items (non-GAAP)	$354.6	$316.1
_________
(1)    Expenses associated with the acquisition of Wells Fargo's rail assets.
(2)    Expenses recorded for the settlements of litigation claims arising out of legacy business operations.
(3)    Deferred income tax adjustment attributable to an enacted corporate income tax rate reduction in Germany in 2025 and deferred income tax adjustments attributable to state tax rate reductions in 2024.
(4)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.
(5)    Insurance recoveries related to aircraft spare engines at RRPF for which it had previously recorded impairment losses.

	2026	2025
Return on Equity attributable to GATX (GAAP)	13.5%	12.8%
Return on Equity attributable to GATX, excluding tax adjustments and other items (non-GAAP)	13.0%	12.6%

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2026, we repurchased 268,537 shares of common stock for $47.3 million under the New Repurchase Program, compared to 103,891 share repurchases for $15.2 million completed during the second quarter of 2025 under the Prior Repurchase Program. As of June 30, 2026, $248.9 million remained available under the New Repurchase Program authorization.

The following is a summary of common stock repurchases completed by month during the second quarter of 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1, 2026 - April 30, 2026	11,087	$193.12	11,087	$294.1
May 1, 2026 - May 31, 2026	27,251	$176.59	27,251	$289.2
June 1, 2026 - June 30, 2026	230,199	$175.30	230,199	$248.9
Total	268,537	$176.17	268,537
_________
(1)    Represents the approximate dollar value of shares available for purchase under the New Repurchase Program, as the Prior Repurchase Program has been terminated.

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended June 30, 2026.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Changes in Equity for the three months and six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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

10.1
GATX Corporation Amended and Restated 2012 Incentive Award Plan, effective as of April 24, 2026, is incorporated herein by reference to Exhibit 10.1 of GATX’s Form 8-K dated April 28, 2026, file number 1-2328.*

10.2
Amendment No. 1 to Credit Agreement, dated as of May 21, 2026, by and among GATX Corporation, as borrower, the banks, financial institutions and other institutional lenders parties thereto, and Citibank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 of GATX’s Form 8-K dated May 21, 2026, file number 1-2328.

10.3
Amended and Restated Limited Liability Company Agreement of GABX Leasing Holding LLC, dated as of June 30, 2026, is incorporated herein by reference to Exhibit 10.1 of GATX’s Form 8-K dated July 1, 2026, file number 1-2328.

(*) Compensatory Plan or Arrangement.

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

Date: July 31, 2026