Form 10-Q
period 2026-09-30
GATX CORP
filed 2026-10-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

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

There were 34.9 million common shares outstanding at September 30, 2026.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2026

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

The following factors, in addition to those discussed under "Risk Factors" and elsewhere in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2025, could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•a significant decline in customer demand for our transportation assets or services, including as a result of:
◦prolonged inflation or deflation
◦high interest rates
◦weak macroeconomic conditions and world trade policies
◦weak market conditions in our customers' businesses
◦adverse changes in the price of, or demand for, commodities
◦changes in, or disruptions to, supply chains
◦availability of pipelines, trucks, and other alternative modes of transportation
◦changes in conditions affecting the aviation industry, including geopolitical tensions or conflicts (such as hostilities in the Middle East), geographic exposure, customer concentrations, and energy costs
◦customers' desire to buy, rather than lease, our transportation assets
◦other operational or commercial needs or decisions of our customers
•reduced demand for our rail assets resulting from a change in pricing, service offerings, or operating conditions of North American railroads
•competitive factors in our primary markets
•threatened or implemented changes in tariffs or other global trade policies
•higher costs associated with increased assignments of our transportation assets following non-renewal of leases or a significant increase in compliance-based maintenance events
•events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•financial and operational risks associated with long-term purchase commitments for transportation assets
•reduced opportunities to generate asset remarketing income
•inability to successfully consummate and manage ongoing acquisition and divestiture activities, including the recent acquisition of the Wells Fargo fleet
•reliance on Rolls-Royce in connection with our aircraft spare engine leasing businesses

•U.S. and global political conditions and the impact of increased geopolitical tension, civil unrest and armed conflict, including the war with Iran, on domestic and global economic conditions
•potential obsolescence of our assets
•risks related to our international operations and expansion into new geographic markets, including laws, regulations, tariffs, taxes, treaties, or trade barriers affecting our activities in the countries where we do business
•failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•inability to attract, retain, and motivate qualified personnel, including key management personnel
•inability to protect our information technology from cybersecurity threats
•risks posed by artificial intelligence
•exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving transportation assets
•changes in, or failure to comply with, laws, rules, and regulations
•environmental liabilities and remediation costs
•operational, functional and regulatory risks associated with climate change, severe weather events, and other environmental concerns
•risks associated with sustainability concerns
•prolonged inflation or deflation or interest rate increases
•deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•fluctuations in foreign exchange rates
•inability to obtain cost-effective insurance
•changes in assumptions, increases in funding requirements or investment losses in our pension and post-retirement plans
•inadequate allowances to cover credit losses in our portfolio
•asset impairment charges we may be required to recognize
•inability to maintain effective internal control over financial reporting and disclosure controls and procedures
•risks of a widespread health crisis

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30	December 31
	2026	2025
Assets
Cash and Cash Equivalents	$390.0	$743.0
Restricted Cash	0.2	4,241.9
Receivables
Rent and other receivables	145.1	109.0
Finance leases (as lessor)	178.0	104.2
Less: allowance for losses	(5.9)	(6.0)
	317.2	207.2
Operating Assets and Facilities	19,679.7	15,662.6
Less: allowance for depreciation	(4,537.2)	(4,251.7)
	15,142.5	11,410.9
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	115.4	137.4

Investments in Affiliated Companies	754.1	732.3
Goodwill	122.6	126.3
Other Assets	445.4	400.5
Total Assets	$17,287.4	$17,999.5

Liabilities and Equity
Accounts Payable and Accrued Expenses	$297.8	$318.4
Debt
Borrowings under bank credit facilities	34.6	82.2
Recourse debt	11,904.0	12,451.7
	11,938.6	12,533.9
Lease Obligations (as lessee)
Operating leases	131.4	154.3

Deferred Income Taxes	1,252.1	1,195.7
Other Liabilities	129.1	162.1
Total Liabilities	13,749.0	14,364.4
Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 69,535,895 and 69,316,358 Outstanding shares — 34,899,209 and 35,400,021	43.0	42.9
Additional paid-in capital	870.9	875.4
Retained earnings	3,672.9	3,451.2
Accumulated other comprehensive loss	(157.7)	(104.6)
Treasury stock at cost (34,636,686 and 33,916,337 shares)	(1,644.3)	(1,514.4)
Total GATX Shareholders' Equity	2,784.8	2,750.5
Non-Controlling Interest	753.6	884.6
Total Equity	3,538.4	3,635.1
Total Liabilities and Equity	$17,287.4	$17,999.5

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenues
Lease revenue	$514.2	$377.1	$1,541.3	$1,105.5
Non-dedicated engine revenue	22.1	22.5	64.8	64.5
Other revenue	61.7	39.7	155.7	121.4
Total Revenues	598.0	439.3	1,761.8	1,291.4
Expenses
Maintenance expense	143.7	112.5	436.2	320.5
Depreciation expense	165.7	109.5	501.4	320.0
Operating lease expense	6.0	7.1	20.8	21.8
Other operating expense	25.7	16.8	72.3	49.3
Selling, general and administrative expense	64.5	66.2	205.0	181.0
Total Expenses	405.6	312.1	1,235.7	892.6
Other Income (Expense)
Net gain on asset dispositions	51.7	23.1	172.4	97.0
Interest expense, net	(143.7)	(98.2)	(437.7)	(289.3)
Other income	0.6	6.5	19.5	2.7
Income before Income Taxes and Share of Affiliates’ Earnings	101.0	58.6	280.3	209.2
Income taxes	(26.7)	(16.4)	(73.9)	(54.0)
Share of affiliates' earnings, net of taxes	32.9	40.0	90.9	81.1
Net Income	$107.2	$82.2	$297.3	$236.3
Less: Net Income Attributable to Non-Controlling Interest	2.0	—	3.2	—
Net Income Attributable to GATX	$105.2	$82.2	$294.1	$236.3

GATX Share Data
Basic earnings per share	$2.93	$2.25	$8.13	$6.47
Average number of common shares	35.3	35.9	35.5	35.9

Diluted earnings per share	$2.92	$2.25	$8.11	$6.46
Average number of common shares and common share equivalents	35.4	36.0	35.6	36.0

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net Income	$107.2	$82.2	$297.3	$236.3
Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustments	(18.9)	(15.4)	(70.4)	105.1
Unrealized gain (loss) on derivative instruments	37.4	(0.4)	55.1	0.9
Post-retirement benefit plans	0.3	0.1	1.4	0.1
Other comprehensive income (loss)	18.8	(15.7)	(13.9)	106.1
Comprehensive Income	$126.0	$66.5	$283.4	$342.4
Less: Comprehensive Income Attributable to Non-Controlling Interest	28.8	—	42.4	—
Comprehensive Income Attributable to GATX	$97.2	$66.5	$241.0	$342.4

See accompanying notes to condensed consolidated financial statements

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2026	2025
Operating Activities
Net income	$297.3	$236.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	518.6	335.0
Net gains on disposition of owned assets	(174.5)	(100.2)
Asset impairments	2.4	3.6
Deferred income taxes	56.3	44.1
Share of affiliates’ earnings, net of dividends	(21.7)	(81.1)
Changes in working capital items	41.1	66.1
Net cash provided by operating activities	719.5	503.8
Investing Activities
Portfolio investments and capital additions	(4,892.2)	(877.0)
Portfolio proceeds	534.5	211.4
Purchases of assets previously leased	(11.2)	(15.0)
Proceeds from sales of other assets	50.2	25.7
Other	2.3	2.5
Net cash used in investing activities	(4,316.4)	(652.4)
Financing Activities
Net proceeds from issuances of debt with original maturities longer than 90 days	994.0	1,026.2
Repayments of debt with original maturities longer than 90 days	(1,525.5)	(629.9)
Net (decrease) increase in debt with original maturities of 90 days or less	(34.9)	105.3
Purchases of assets previously leased	(31.3)	—
Share repurchases	(127.8)	(18.6)
Dividends to GATX shareholders	(72.5)	(67.8)
Distributions to non-controlling interest	(119.3)	—
Return of capital to non-controlling interest	(14.0)	—
Exercise of GABX call option	(65.2)	—
Other	3.7	21.0
Net cash (used in) provided by financing activities	(992.8)	436.2
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(5.0)	7.0
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	(4,594.7)	294.6
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	4,984.9	401.8
Cash, Cash Equivalents, and Restricted Cash at end of the period	$390.2	$696.4

Non-Cash Financing Transactions
Non-cash financing lease transactions (1)	$33.3	$—
_________
(1)    Non-cash financing lease transactions are a result of the reclassification from operating lease liability to finance lease liability upon notice of the intent to exercise an early buy-out option.

See accompanying notes to condensed consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30				Nine Months Ended September 30
	2026		2025		2026		2025
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	69.5	$43.0	69.3	$42.8	69.3	$42.9	69.1	$42.7
Issuance of common stock	—	—	—	—	0.2	0.1	0.2	0.1
Balance at end of the period	69.5	43.0	69.3	42.8	69.5	43.0	69.3	42.8
Treasury Stock
Balance at beginning of the period	(34.2)	(1,565.8)	(33.6)	(1,466.5)	(33.9)	(1,514.4)	(33.5)	(1,449.4)
Share repurchases	(0.4)	(78.5)	—	(1.5)	(0.7)	(129.9)	(0.1)	(18.6)
Balance at end of the period	(34.6)	(1,644.3)	(33.6)	(1,468.0)	(34.6)	(1,644.3)	(33.6)	(1,468.0)
Additional Paid-In Capital
Balance at beginning of the period		865.4		864.2		875.4		847.1
Impact of GABX call option exercise (1)		1.0		—		(22.3)		—
Share-based compensation effects		7.2		6.7		20.5		23.8
Other		(2.7)		—		(2.7)		—
Balance at end of the period		870.9		870.9		870.9		870.9
Retained Earnings
Balance at beginning of the period		3,591.5		3,317.0		3,451.2		3,208.1
Net income attributable to GATX		105.2		82.2		294.1		236.3
Dividends declared ($0.66 and $0.61 per share QTR and $1.98 and $1.83 YTD)		(23.8)		(22.5)		(72.4)		(67.7)
Balance at end of the period		3,672.9		3,376.7		3,672.9		3,376.7
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(149.7)		(87.8)		(104.6)		(209.6)
Other comprehensive (loss) income attributable to GATX		(8.0)		(15.7)		(53.1)		106.1
Balance at end of the period		(157.7)		(103.5)		(157.7)		(103.5)
Total GATX Shareholders' Equity		$2,784.8		$2,718.9		$2,784.8		$2,718.9
Non-Controlling Interest
Balance at beginning of the period		805.5		—		884.6		—
Return of capital (2)		(14.0)		—		(14.0)		—
Impact of GABX call option exercise		—		—		(42.8)		—
Distributions to non-controlling interest		(69.4)		—		(119.3)		—
Net income attributable to non-controlling interest		2.0		—		3.2		—
Other comprehensive income attributable to non-controlling interest		26.8		—		39.2		—
Other		2.7		—		2.7		—
Balance at end of the period		753.6		—		753.6		—
Total Equity		$3,538.4		$2,718.9		$3,538.4		$2,718.9
_________
(1)    Represents the difference between the call option exercise price and the carrying amount of the non-controlling interest acquired for GATX's additional 3.5% equity interest in GABX on June 30, 2026. See "Note 15. Non-Controlling Interest" for further information about the acquisition of additional GABX's equity. In the third quarter of 2026, the call option price was adjusted as a result of the finalization of the Wells Fargo rail assets acquisition purchase price.
(2)    Represents the return of capital to the non-controlling interest based on its share of the reduction in the Wells Fargo rail assets acquisition purchase price.

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

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). Initially, GATX's ownership share of GABX was 30% with Brookfield's share at 70%. The acquisition from Wells Fargo was funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX Corporation, and equity contributions of $385.3 million from GATX and $899.0 million from Brookfield. In the third quarter of 2026, the purchase price was finalized in accordance with the transaction Purchase and Sale Agreement ("PSA") and resulted in a $20.0 million reduction. This amount was paid to GABX by Wells Fargo and subsequently distributed to GATX and Brookfield, resulting in final net equity contributions of $379.3 million and $885.0 million from GATX and Brookfield, respectively. As of September 30, 2026, GABX is a consolidated variable interest entity and is reported in the Rail North America segment. See "Note 3. Asset Acquisition" and "Note 7. Variable Interest Entities" for further information about the transaction and GABX consolidation.

Also on January 1, 2026, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo's rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services.

GATX has the option to acquire up to 100% of the ownership of GABX over time. On June 30, 2026, GATX exercised its first call option for $66.2 million. In the third quarter of 2026, the call option price was adjusted to $65.2 million as a result of the finalization of the purchase price. The exercise of the call option resulted in GATX increasing its overall ownership of GABX by 3.5%. See "Note 15. Non-Controlling Interest" for further information about the options to increase GATX's ownership of GABX.

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

Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2026. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
	The new guidance will be effective for the Company's Annual Report on Form 10-K for the year ended December 31, 2027 and subsequent interim periods. Early adoption is permitted.	We are currently assessing the requirements and the level of disclosure that will be required for our income statement expenses.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Asset Acquisition

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo through the newly formed GABX joint venture with Brookfield. Initially, GATX's ownership share of GABX was 30% with Brookfield's share at 70%. The acquisition from Wells Fargo was funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX Corporation, and equity contributions of $385.3 million from GATX and $899.0 million from Brookfield. In the third quarter of 2026, the purchase price was finalized in accordance with the transaction PSA and resulted in a $20.0 million reduction. This amount was paid to GABX by Wells Fargo and subsequently distributed to GATX and Brookfield, resulting in net equity contributions of $379.3 million and $885.0 million from GATX and Brookfield, respectively. As of September 30, 2026, GABX is a consolidated variable interest entity and is reported in the Rail North America segment. See "Note 7. Variable Interest Entities" for further information.

GATX has the option to acquire up to 100% of the ownership of GABX through a series of annual call options that allow GATX to purchase a percentage of Brookfield's ownership interest every year for up to 25 years. On June 30, 2026, GATX exercised its first call option. See "Note 15. Non-Controlling Interest" for further information about the options to acquire additional ownership of GABX.

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

Also on January 1, 2026, GATX directly purchased 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo's rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services.

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

NOTE 5. Operating Assets and Facilities

The following table shows the components of our operating assets and facilities (in millions):

	September 30 2026	December 31 2025
Railcars and locomotives	$17,702.1	$13,802.1
Aircraft spare engines	1,177.7	1,177.5
Tank containers	283.0	278.0
Buildings, leasehold improvements, and other equipment	336.5	318.5
Other	180.4	86.5
	$19,679.7	$15,662.6
Less: allowance for depreciation	(4,537.2)	(4,251.7)
Net operating assets and facilities	$15,142.5	$11,410.9

Total depreciation expense was $171.6 million and $518.3 million for the three and nine months ended September 30, 2026 and $114.3 million and $334.6 million for the three and nine months ended September 30, 2025.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Operating lease revenue:
Fixed lease revenue	$479.0	$345.3	$1,442.8	$1,015.6
Variable lease revenue	30.3	28.6	84.3	80.3
Total operating lease revenue	$509.3	$373.9	$1,527.1	$1,095.9
Finance lease revenue	4.9	3.2	14.2	9.6
Total lease revenue	$514.2	$377.1	$1,541.3	$1,105.5

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer repairs. This additional revenue is reported in other revenue in the condensed consolidated statements of income and was $40.9 million and $117.8 million for the three and nine months ended September 30, 2026 and $34.9 million and $102.7 million for the three and nine months ended September 30, 2025.

We recorded gains on finance leases of zero and $4.9 million for the three and nine months ended September 30, 2026 and zero and $10.0 million for the three and nine months ended September 30, 2025. The gains are reported in net gain on asset dispositions in the condensed consolidated statements of income.

NOTE 7. Variable Interest Entities

We evaluate our interests in other entities to determine whether those entities are variable interest entities ("VIEs") and whether we are the primary beneficiary of any such VIE in accordance with ASC Topic 810, Consolidation.

To determine if we are the primary beneficiary of a VIE, we assess whether we have the power to direct the activities that most significantly impact the economic performance of the entity as well as the obligation to absorb losses or the right to receive benefits that may be significant to the entity. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the entity's forecasted financial performance and the volatility inherent in those forecasted results. If we determine we are the primary beneficiary of the VIE, we consolidate the entity in our financial statements. We evaluate new investments at inception and regularly review all existing entities for events that may affect our determination of whether an entity is a VIE and, if so, whether we are the primary beneficiary.

GABX

In 2025, GABX was formed by GATX and Brookfield with the objective to acquire the Wells Fargo railcar fleet. In December 2025, GABX was funded with equity contributions of $385.3 million and $899.0 million from GATX and Brookfield, respectively, and GABX executed a $2.96 billion term loan, guaranteed by GATX Corporation, in anticipation of closing the Wells Fargo transaction. On January 1, 2026, GABX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo, and GATX began serving as manager of the railcars for GABX. In the third quarter of 2026, the purchase price was finalized in accordance with the transaction PSA and resulted in a $20.0 million reduction. This amount was paid to GABX by Wells Fargo and subsequently distributed to GATX and Brookfield, resulting in net equity contributions of $379.3 million and $885.0 million from GATX and Brookfield, respectively.

GATX has the option to acquire up to 100% of the ownership of GABX over time. Increases in GATX ownership of GABX occur through the exercise of annual call options and through redemptions of Brookfield's equity resulting from the sale of railcars by the joint venture. On June 30, 2026, GATX exercised its first call option for $66.2 million. In the third quarter of 2026, the call option price was adjusted to $65.2 million as a result of the finalization of the purchase price. The exercise of the call option resulted in GATX increasing its overall ownership of GABX by 3.5%.

As of September 30, 2026, GATX's ownership of GABX was 33.6% and Brookfield's ownership was 66.4%.

We evaluated our interests in GABX and determined that GABX is a VIE. We concluded that we are the primary beneficiary of GABX as we have the power to direct the activities that most significantly impact the economic performance of GABX over the course of the expected life of the entity, primarily through the management services agreement, through which GATX acts as a manager of GABX. As a result, we consolidate GABX in our financial statements.

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

The following table shows the carrying amounts of the assets and liabilities of the consolidated variable interest entity reported on our condensed consolidated balance sheet (in millions):

	September 30	December 31
	2026	2025
Cash and cash equivalents	$97.0	$32.2
Restricted cash	—	4,211.1
Rent and other receivables, net	45.9	—
Operating assets and facilities, net	3,834.0	—
Right of use assets, net of accumulated depreciation	5.8	—
Other assets	95.4	30.6
Total assets	$4,078.1	$4,273.9

Accounts payable and accrued expenses	$62.4	$46.8
Recourse debt (1)	2,835.6	2,942.9
Operating leases	7.1	—
Deferred income taxes	6.2	—
Other liabilities	32.4	20.4
Total liabilities	$2,943.7	$3,010.1
_________
(1)    GABX debt is guaranteed by GATX Corporation.

GABX's assets can only be used to settle its own obligations and may not be used to satisfy claims of GATX.

The following table shows the statements of income of the consolidated variable interest entity reported in our condensed consolidated statements of income (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Total revenues	$136.8	$—	$408.3	$—
Total expenses (1)	(103.6)	—	(312.4)	—
Net gain on asset dispositions	9.7	—	33.6	—
Interest expense, net	(36.6)	—	(117.1)	—
Other expense	(0.3)	—	(0.3)	—
Income before income taxes	6.0	—	12.1	—
Income taxes (2)	(3.0)	—	(7.4)	—
Net income	$3.0	$—	$4.7	$—
_________
(1)    Amounts include $9.8 million and $34.7 million of management fees paid to GATX in the three and nine months ended September 30, 2026. Management fees are primarily based on the number of railcars under management.
(2)    Represents income taxes directly attributable to GABX. Certain of GABX's entities are pass-through entities for income tax purposes and, as a result, income taxes are incurred at the partner ownership level.

In the nine months ended September 30, 2026, significant cash flow items at GABX included $4,230.8 million of cash paid for the acquisition of operating assets, $992.0 million of net proceeds from the issuance of debt, $1,103.6 million of cash paid for the repayment of debt, $228.0 million of proceeds from asset sales, $119.3 million of distributions to Brookfield, and $52.8 million of distributions to GATX. Distributions to GATX are not reflected in the GATX condensed consolidated statements of cash flows, as they are eliminated in consolidation.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Fair Value

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at September 30, 2026 and December 31, 2025.

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

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had one instrument outstanding with an aggregate notional amount of $50.0 million as of September 30, 2026 and December 31, 2025 that matures in 2027.

Cash Flow Hedges

We use U.S. Treasury rate locks, swap rate locks, and interest rate swaps to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps, forwards, and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had nine instruments outstanding with a notional amount of $1,687.7 million as of September 30, 2026 that mature in 2026 to 2030 and three instruments outstanding with a notional amount of $2,370.6 million as of December 31, 2025 that each mature in 2031. Within the next 12 months, we expect to reclassify $3.1 million ($2.7 million after-tax) of expense on previously terminated derivatives from accumulated other comprehensive loss to interest expense. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other income immediately.

Certain of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that were in a liability position was $1.2 million as of September 30, 2026 and $28.5 million as of December 31, 2025. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows our derivative assets and liabilities that are measured at fair value (in millions):

		Significant Observable Inputs (Level 2)
	Balance Sheet Location	Fair Value September 30, 2026	Fair Value December 31, 2025
Derivative Assets
Interest rate contracts (1)	Other assets	$50.6	$—
Foreign exchange contracts (2)	Other assets	0.3	—
Total derivative assets		$50.9	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$0.8	$28.5
Foreign exchange contracts (1)	Other liabilities	0.4	—
Foreign exchange contracts (2)	Other liabilities	5.4	12.5
Total derivative liabilities		$6.6	$41.0
_________
(1)    Designated as hedges.
(2)    Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of September 30, 2026 and December 31, 2025, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Line Item in the Balance Sheet in Which the Hedged Item Is Included	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Recourse debt	$49.8	$49.7	$0.8	$1.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show the impacts of our derivative instruments on our condensed consolidated statements of comprehensive income (in millions):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(41.0)	$—	$(66.0)	$—
Foreign exchange contracts	—	0.3	0.8	(0.1)
Total	$(41.0)	$0.3	$(65.2)	$(0.1)

Location of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Interest expense	$(0.3)	$0.3	$(0.5)	$0.9
Other income	0.3	(0.5)	0.4	0.3
Total	$—	$(0.2)	$(0.1)	$1.2

The following tables show the impacts of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the condensed consolidated statements of income (in millions):

	Amount of Gain (Loss) Recognized in Interest Expense on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Total interest expense	$(143.7)	$(98.2)	$(437.7)	$(289.3)
(Loss) gain on fair value hedging relationships
Interest rate contracts:
Hedged items	(0.6)	(0.4)	(0.7)	(2.2)
Derivatives designated as hedging instruments	0.6	0.4	0.7	2.2
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	0.3	(0.3)	0.5	(0.9)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Amount of Gain (Loss) Recognized in Other Income on Cash Flow Hedging Relationships and Non-Designated Derivative Contracts
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Total other income	$0.6	$6.5	$19.5	$2.7
(Loss) gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings (1)	(0.3)	0.5	(0.4)	(0.3)
Gain (loss) on non-designated foreign exchange derivative contracts (2)	2.3	0.5	6.4	(0.9)
_________
(1)    These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income.
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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$9,261.1	$8,587.0	$8,622.5	$8,443.1
Recourse floating rate debt	2,642.9	2,682.4	3,829.2	3,870.2
Total	$11,904.0	$11,269.4	$12,451.7	$12,313.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9. Pension and Other Post-Retirement Benefits

The following table shows the components of net periodic cost for the three months ended September 30, 2026 and 2025 (in millions):

	2026 Pension Benefits	2025 Pension Benefits	2026 Retiree Health and Life	2025 Retiree Health and Life
Service cost	$1.6	$1.5	$—	$—
Interest cost	3.8	4.1	0.2	0.2
Expected return on plan assets	(5.0)	(5.4)	—	—
Amortization of (1):
Unrecognized net actuarial loss (gain)	0.4	0.3	(0.1)	(0.2)
Net periodic cost	$0.8	$0.5	$0.1	$—

The following table shows the components of net periodic cost for the nine months ended September 30, 2026 and 2025 (in millions):

	2026 Pension Benefits	2025 Pension Benefits	2026 Retiree Health and Life	2025 Retiree Health and Life
Service cost	$4.9	$4.6	$0.1	$0.1
Interest cost	11.6	12.6	0.4	0.5
Expected return on plan assets	(15.3)	(16.3)	—	—
Amortization of (1):
Unrecognized net actuarial loss (gain)	1.3	0.7	(0.3)	(0.4)
Net periodic cost	$2.5	$1.6	$0.2	$0.2
_________
(1)    Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost was $1.6 million and $5.0 million for the three and nine months ended September 30, 2026, and $1.5 million and $4.7 million for the three and nine months ended September 30, 2025 and is reported in selling, general and administrative expense in the condensed consolidated statements of income.

The non-service components totaled income of $0.7 million and $2.3 million for the three and nine months ended September 30, 2026, and income of $1.0 million and $2.9 million for the three and nine months ended September 30, 2025 and are reported in other income in the condensed consolidated statements of income.

NOTE 10. Share-Based Compensation

During the nine months ended September 30, 2026, we granted 197,000 non-qualified employee stock options, 26,732 restricted stock units, 31,380 performance shares, and 9,154 restricted stock units awarded to non-employee directors. For the three and nine months ended September 30, 2026, total share-based compensation expense was $5.3 million and $17.2 million and the related tax benefits were $1.3 million and $4.2 million. For the three and nine months ended September 30, 2025, total share-based compensation expense was $6.8 million and $17.9 million and the related tax benefits were $1.7 million and $4.4 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The estimated fair value of our 2026 non-qualified employee stock option awards and related underlying assumptions are shown in the table below:

2026
Weighted-average estimated fair value	$54.93
Quarterly dividend	$0.66
Expected term of stock options, in years	4.2
Risk-free interest rate	3.5%
Dividend yield	1.3%
Expected stock price volatility	24.9%
Present value of dividends	$10.32

NOTE 11. Income Taxes

The following table shows our effective income tax rate for the nine months ended September 30:

	2026	2025
Effective income tax rate	26.4%	25.8%

The increase in the effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the impact of the structure of our ownership interest in the GABX joint venture, where the mix of income between entities is either taxed at 100% or is considered earned by a pass-through entity for income tax purposes and only taxed at the partner ownership level. The rate in both periods included incremental benefits associated with equity awards vested or exercised, the reduction of a Dutch tax reserve, and a mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates.

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

As of September 30, 2026 and December 31, 2025, we had commercial commitments of $9.2 million and $9.9 million, respectively, consisting of standby letters of credit and performance bonds. There were no liabilities recorded on the balance sheet for commercial commitments at September 30, 2026 and December 31, 2025. As of September 30, 2026, our outstanding commitments expire in 2027 through 2028. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table shows the computation of our basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Basic earnings per share:
Net income	$107.2	$82.2	$297.3	$236.3
Less: Net income attributable to non-controlling interest	2.0	—	3.2	—
Net income attributable to GATX	105.2	82.2	294.1	236.3
Less: Net income allocated to participating securities	1.9	1.3	5.2	4.0
Net income available to common shareholders	$103.3	$80.9	$288.9	$232.3
Weighted-average shares outstanding - basic	35.3	35.9	35.5	35.9
Basic earnings per share	$2.93	$2.25	$8.13	$6.47

Diluted earnings per share:
Net income	$107.2	$82.2	$297.3	$236.3
Less: Net income attributable to non-controlling interest	2.0	—	3.2	—
Net income attributable to GATX	105.2	82.2	294.1	236.3
Less: Net income allocated to participating securities	1.9	1.3	5.2	4.0
Net income available to common shareholders	$103.3	$80.9	$288.9	$232.3
Weighted-average shares outstanding - basic	35.3	35.9	35.5	35.9
Effect of dilutive securities:
Equity compensation plans	0.1	0.1	0.1	0.1
Weighted-average shares outstanding - diluted *	35.4	36.0	35.6	36.0
Diluted earnings per share	$2.92	$2.25	$8.11	$6.46
_________
(*)    Sum of individual components may not be additive due to rounding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 14. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Post-Retirement Benefit Plans Adjustments	Total
Accumulated other comprehensive loss at December 31, 2025	$(50.8)	$(14.1)	$(39.7)	$(104.6)
Change in component	(39.0)	5.5	(0.1)	(33.6)
Reclassification adjustments into earnings (1)	—	0.7	0.2	0.9
Income tax effect	—	(5.0)	—	(5.0)
Non-controlling interest	—	0.1	—	0.1
Accumulated other comprehensive loss at March 31, 2026	$(89.8)	$(12.8)	$(39.6)	$(142.2)
Change in component	(12.5)	18.7	—	6.2
Reclassification adjustments into earnings (1)	—	(0.8)	0.5	(0.3)
Income tax effect	—	(1.4)	0.5	(0.9)
Non-controlling interest	—	(12.5)	—	(12.5)
Accumulated other comprehensive loss at June 30, 2026	$(102.3)	$(8.8)	$(38.6)	$(149.7)
Change in component	(18.9)	41.0	—	22.1
Reclassification adjustments into earnings (1)	—	—	0.3	0.3
Income tax effect	—	(3.6)	—	(3.6)
Non-controlling interest	—	(26.8)	—	(26.8)
Accumulated other comprehensive loss at September 30, 2026	$(121.2)	$1.8	$(38.3)	$(157.7)
_________
(1)    See "Note 8. Fair Value" and "Note 9. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the condensed consolidated statements of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 15. Non-Controlling Interest

Non-controlling interest represents the portion of our consolidated net assets that are not wholly owned and therefore not attributable to GATX. Non-controlling interest was established in December 2025 as a result of the creation and funding of the GABX joint venture. In 2025, Brookfield contributed $899.0 million of equity to GABX for a 70% share of ownership in the joint venture. On January 1, 2026, GABX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo. In the third quarter of 2026, the purchase price was finalized in accordance with the transaction PSA and resulted in a $20.0 million reduction. This amount was paid to GABX by Wells Fargo and subsequently distributed to GATX and Brookfield, resulting in a net equity contribution of $885.0 million from Brookfield.

GATX has the right to acquire up to 100% of the ownership of GABX through a series of annual call options that allow GATX to purchase a percentage of Brookfield's ownership interest every year for up to 25 years, beginning in June 2026. The value of the call options is embedded within the non-controlling interest, rather than bifurcated and accounted for separately, as we have determined that the call options are clearly and closely related to the non-controlling interest. Additionally, GATX can increase its ownership in GABX through redemptions of Brookfield's equity resulting from asset sales by the joint venture. On June 30, 2026, GATX exercised its first call option for $66.2 million. In the third quarter of 2026, the call option price was adjusted to $65.2 million as a result of the finalization of the purchase price. The exercise of the call option resulted in Brookfield's overall ownership decreasing by 3.5%.

As of September 30, 2026, the non-controlling interest represents Brookfield's 66.4% ownership in GABX.

The following table shows the changes in non-controlling interest (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Balance at beginning of the period	$805.5	$—	$884.6	$—
Impact of GABX call option exercise (1)	—	—	(42.8)	—
Return of capital to non-controlling interest (2)	(14.0)	—	(14.0)	—
Distributions to non-controlling interest	(69.4)	—	(119.3)	—
Net income attributable to non-controlling interest	2.0	—	3.2	—
Other comprehensive income attributable to non-controlling interest (3)	26.8	—	39.2	—
Other	2.7	—	2.7	—
Balance at end of the period	$753.6	$—	$753.6	$—
_________
(1)    Represents GATX's acquisition of an additional 3.5% equity interest in GABX.
(2)    Represents the return of capital to the non-controlling interest based on its share of the reduction in the Wells Fargo rail assets acquisition purchase price.
(3)    Other comprehensive income attributable to non-controlling interest is entirely related to unrealized gains on derivative instruments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Rail North America reportable segment is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. As of December 31, 2025, GABX is consolidated in the Rail North America operating segment and, for 2025, is primarily composed of the equity contributions from GATX and Brookfield, as well as the debt undertaken, in anticipation of the closing of the transaction and purchase of railcars from Wells Fargo. GABX's operations are reflected within that segment beginning on January 1, 2026 upon closing of the transaction. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services. In the three and nine months ended September 30, 2026, GATX earned $9.8 million and $34.7 million from GABX and $14.6 million and $20.2 million from Brookfield for these services. GABX management fees earned by GATX are eliminated in consolidation and are not shown on the face of the condensed consolidated statements of income.

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

Engine Leasing is composed of our engine leasing operations, which include our ownership interest in the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), a group of joint ventures with Rolls-Royce that lease aircraft spare engines, and GATX Engine Leasing ("GEL"), our wholly owned business that directly owns aircraft spare engines that are leased to airline customers or employed in engine capacity agreements. All engines owned by GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.5 million and $4.5 million in the three and nine months ended September 30, 2026 and $1.4 million and $4.1 million in the three and nine months ended September 30, 2025. Dividends from the RRPF affiliates totaled $70.0 million for the nine months ended September 30, 2026 compared to none for the nine months ended September 30, 2025.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended September 30, 2026
Revenues
Lease revenue	$394.2	$102.5	$8.9	$8.6	$514.2
Non-dedicated engine revenue	—	—	22.1	—	22.1
Other revenue	53.8	6.0	—	1.9	61.7
Total Revenues	448.0	108.5	31.0	10.5	598.0
Expenses
Maintenance expense	124.6	18.1	—	1.0	143.7
Depreciation expense	123.3	27.7	10.6	4.1	165.7
Operating lease expense	6.0	—	—	—	6.0
Other operating expense	16.5	5.2	3.1	0.9	25.7
Total Expenses	270.4	51.0	13.7	6.0	341.1
Other Income (Expense)
Net gain on asset dispositions	50.3	1.3	—	0.1	51.7
Interest expense, net	(104.7)	(24.0)	(12.1)	(2.9)	(143.7)
Other (expense) income	(1.9)	1.1	0.1	1.3	0.6
Share of affiliates' pre-tax earnings	—	—	46.1	—	46.1
Segment Profit	$121.3	$35.9	$51.4	$3.0	$211.6
Less:
Selling, general and administrative expense					64.5
Income taxes (includes $13.2 related to affiliates' earnings)					39.9
Net Income					$107.2
Less: Net Income Attributable to Non-Controlling Interest					2.0
Net Income Attributable to GATX					$105.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$46.1	$0.6	$—	$0.1	$46.8
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	4.8	0.7	—	—	5.5
Asset impairments	(0.7)	—	—	—	(0.7)
	$50.3	$1.3	$—	$0.1	$51.7

Capital Expenditures
Portfolio investments and capital additions	$109.3	$49.3	$—	$13.1	$171.7

Selected Balance Sheet Data at September 30, 2026
Investments in affiliated companies	$0.2	$—	$753.9	$—	$754.1
Identifiable assets	$12,087.6	$2,835.1	$1,817.5	$547.2	$17,287.4
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Three Months Ended September 30, 2025
Revenues
Lease revenue	$264.1	$94.2	$10.4	$8.4	$377.1
Non-dedicated engine revenue	—	—	22.5	—	22.5
Other revenue	32.4	5.2	—	2.1	39.7
Total Revenues	296.5	99.4	32.9	10.5	439.3
Expenses
Maintenance expense	93.1	18.1	—	1.3	112.5
Depreciation expense	72.1	23.0	10.3	4.1	109.5
Operating lease expense	7.1	—	—	—	7.1
Other operating expense	8.2	4.8	2.9	0.9	16.8
Total Expenses	180.5	45.9	13.2	6.3	245.9
Other Income (Expense)
Net gain on asset dispositions	21.3	1.8	—	—	23.1
Interest (expense) income, net	(64.9)	(20.7)	(12.7)	0.1	(98.2)
Other (expense) income	(1.6)	(0.2)	—	8.3	6.5
Share of affiliates' pre-tax (losses) earnings	(0.1)	—	53.4	—	53.3
Segment profit	$70.7	$34.4	$60.4	$12.6	$178.1
Less:
Selling, general and administrative expense					66.2
Income taxes (includes $13.3 related to affiliates' earnings)					29.7
Net Income					$82.2
Less: Net Income Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$82.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$16.4	$0.8	$—	$—	$17.2
Residual sharing income	0.1	—	—	—	0.1
Non-remarketing net gains (1)	4.8	1.0	—	—	5.8
	$21.3	$1.8	$—	$—	$23.1

Capital Expenditures
Portfolio investments and capital additions	$142.6	$66.1	$147.1	$5.9	$361.7

Selected Balance Sheet Data at December 31, 2025
Investments in affiliated companies	$—	$—	$732.3	$—	$732.3
Identifiable assets	$12,235.5	$2,919.0	$1,831.6	$1,013.4	$17,999.5
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Nine Months Ended September 30, 2026
Revenues
Lease revenue	$1,185.9	$303.2	$27.2	$25.0	$1,541.3
Non-dedicated engine revenue	—	—	64.8	—	64.8
Other revenue	133.8	16.1	—	5.8	155.7
Total Revenues	1,319.7	319.3	92.0	30.8	1,761.8
Expenses
Maintenance expense	377.0	56.4	—	2.8	436.2
Depreciation expense	374.0	83.4	31.8	12.2	501.4
Operating lease expense	20.8	—	—	—	20.8
Other operating expense	45.4	15.4	9.2	2.3	72.3
Total Expenses	817.2	155.2	41.0	17.3	1,030.7
Other Income (Expense)
Net gain on asset dispositions	167.8	4.4	—	0.2	172.4
Interest expense, net	(322.4)	(72.9)	(38.1)	(4.3)	(437.7)
Other (expense) income	(4.2)	3.5	16.9	3.3	19.5
Share of affiliates' pre-tax earnings	—	—	123.3	—	123.3
Segment Profit	$343.7	$99.1	$153.1	$12.7	$608.6
Less:
Selling, general and administrative expense					205.0
Income taxes (includes $32.4 related to affiliates' earnings)					106.3
Net Income					$297.3
Less: Net Income Attributable to Non-Controlling Interest					3.2
Net Income Attributable to GATX					$294.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$148.4	$1.4	$—	$0.2	$150.0
Residual sharing income	0.3	—	—	—	0.3
Non-remarketing net gains (1)	21.5	3.0	—	—	24.5
Asset impairments	(2.4)	—	—	—	(2.4)
	$167.8	$4.4	$—	$0.2	$172.4

Capital Expenditures
Portfolio investments and capital additions	$4,720.6	$142.3	$0.2	$29.1	$4,892.2
_________
(1)     Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Engine Leasing	Other	GATX Consolidated
Nine Months Ended September 30, 2025
Revenues
Lease revenue	$786.9	$267.4	$26.6	$24.6	$1,105.5
Non-dedicated engine revenue	—	—	64.5	—	64.5
Other revenue	98.6	16.3	—	6.5	121.4
Total Revenues	885.5	283.7	91.1	31.1	1,291.4
Expenses
Maintenance expense	261.1	55.5	—	3.9	320.5
Depreciation expense	214.2	64.8	29.2	11.8	320.0
Operating lease expense	21.8	—	—	—	21.8
Other operating expense	23.5	14.3	8.6	2.9	49.3
Total Expenses	520.6	134.6	37.8	18.6	711.6
Other Income (Expense)
Net gain on asset dispositions	92.5	4.5	—	—	97.0
Interest (expense) income, net	(194.0)	(59.8)	(36.5)	1.0	(289.3)
Other (expense) income	(7.1)	(1.5)	0.1	11.2	2.7
Share of affiliates' pre-tax (losses) earnings	(0.2)	—	109.4	—	109.2
Segment Profit	$256.1	$92.3	$126.3	$24.7	$499.4
Less:
Selling, general and administrative expense					181.0
Income taxes (includes $28.1 related to affiliates' earnings)					82.1
Net Income					$236.3
Less: Net Income Attributable to Non-Controlling Interest					—
Net Income Attributable to GATX					$236.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$81.0	$1.4	$—	$—	$82.4
Residual sharing income	0.4	—	—	—	0.4
Non-remarketing net gains (1)	14.7	3.1	—	—	17.8
Asset impairments	(3.6)	—	—	—	(3.6)
	$92.5	$4.5	$—	$—	$97.0

Capital Expenditures
Portfolio investments and capital additions	$502.5	$209.9	$147.1	$17.5	$877.0
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

Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2026. In particular, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025.

On January 1, 2026, GATX acquired approximately 101,000 railcars for $4.2 billion from Wells Fargo Bank, N.A. ("Wells Fargo") through a newly formed joint venture ("GABX" or the "GABX joint venture") with Brookfield Infrastructure Partners L.P. and its institutional partners (collectively, "Brookfield"). Initially, GATX's ownership share of GABX was 30% with Brookfield's share at 70%. The acquisition from Wells Fargo was partially funded through a $2.96 billion term loan executed by GABX, which is guaranteed by GATX Corporation. As of September 30, 2026, GABX is consolidated and is reported in the Rail North America segment. GATX also directly purchased approximately 200 locomotives from Wells Fargo for approximately $30.4 million, and Brookfield directly acquired Wells Fargo’s rail finance lease portfolio, consisting of approximately 22,000 railcars and approximately 400 locomotives. GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services. See "Note 1. Description of Business" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GATX has the option to acquire up to 100% of the ownership of GABX over time. On June 30, 2026, GATX exercised its first call option for $66.2 million. In the third quarter of 2026, the call option price was adjusted to $65.2 million as a result of the finalization of the purchase price. The exercise of the call option resulted in GATX increasing its overall ownership of GABX by 3.5%. See "Note 15. Non-Controlling Interest" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about the options to acquire additional ownership of GABX.

Economic Conditions

GATX, and markets more broadly, are facing heightened uncertainty related to trade policy, geopolitical tensions, and overall economic conditions. These conditions did not have a significant impact on our business and financial results during the first nine months of 2026. However, recent events, including tariff developments and the ongoing conflict with Iran, have increased economic uncertainty and could have a more significant impact on GATX's financial results in the future. For example, geopolitical tensions in the Middle East have and could continue to increase energy prices, disrupt supply chains, reduce global air travel, increase interest rates, and negatively impact our customers. A sustained economic slowdown resulting from these or other factors could impact GATX directly and indirectly, including through higher costs for new railcars or other assets or softening demand for our products and services. Management continues to monitor the macroeconomic and geopolitical environment closely to identify potential risks and to manage our business accordingly. However, we believe we are in a strong position to manage these risks due to our diverse fleet, broad global customer base, long-term lease portfolio, strong balance sheet, and access to capital.

DISCUSSION OF OPERATING RESULTS

Net income attributable to GATX for the nine months ended September 30, 2026 was $294.1 million, or $8.11 per diluted share, compared to $236.3 million, or $6.46 per diluted share, for the same period in 2025. Results for the nine months ended September 30, 2025 included a net positive impact of $5.3 million ($0.15 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income attributable to GATX increased $63.1 million compared to the prior year and was impacted by the Wells Fargo rail assets acquisition. The variance was largely due to higher revenue at Rail North America and Rail International, higher net gain on asset dispositions at Rail North America, and higher earnings at the Rolls-Royce & Partners Finance joint ventures (collectively, the "RRPF affiliates"), partially offset by higher maintenance expense at Rail North America, higher depreciation expense at Rail North America and Rail International, and higher interest expense.

Net income attributable to GATX for the three months ended September 30, 2026 was $105.2 million, or $2.92 per diluted share, compared to $82.2 million, or $2.25 per diluted share, for the same period in 2025. Results for the three months ended September 30, 2025 included a net positive impact of $5.3 million ($0.15 per diluted share) from tax adjustments and other items. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income attributable to GATX increased $28.3 million compared to the prior year and was impacted by the Wells Fargo rail assets acquisition. The variance was largely due to higher revenue at Rail North America and Rail International and higher net gain on asset dispositions at Rail North America, partially offset by higher maintenance expense at Rail North America, higher depreciation expense at Rail North America and Rail International, higher interest expense, and lower earnings at the RRPF affiliates.

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Segment Revenues
Rail North America	$448.0	$296.5	$1,319.7	$885.5
Rail International	108.5	99.4	319.3	283.7
Engine Leasing	31.0	32.9	92.0	91.1
Other	10.5	10.5	30.8	31.1
	$598.0	$439.3	$1,761.8	$1,291.4
Segment Profit
Rail North America	$121.3	$70.7	$343.7	$256.1
Rail International	35.9	34.4	99.1	92.3
Engine Leasing	51.4	60.4	153.1	126.3
Other	3.0	12.6	12.7	24.7
	211.6	178.1	608.6	499.4
Less:
Selling, general and administrative expense	64.5	66.2	205.0	181.0
Income taxes (includes $13.2 and $13.3 QTR and $32.4 and $28.1 YTD related to affiliates' earnings)	39.9	29.7	106.3	82.1
Net Income	$107.2	$82.2	$297.3	$236.3
Less: Net Income Attributable to Non-Controlling Interest	2.0	—	3.2	—
Net Income Attributable to GATX (GAAP)	$105.2	$82.2	294.1	$236.3

Net income attributable to GATX, excluding tax adjustments and other items (non-GAAP) (1)	$105.2	$76.9	$294.1	$231.0
Diluted earnings per share (GAAP)	$2.92	$2.25	$8.11	$6.46
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) (1)	$2.92	$2.10	$8.11	$6.31

Investment Volume	$171.7	$361.7	$4,892.2	$877.0

The following table shows our return on equity for the trailing 12 months ended September 30:

	2026	2025
Return on equity attributable to GATX (GAAP)	14.2%	12.1%
Return on equity attributable to GATX, excluding tax adjustments and other items (non-GAAP) (1)	13.9%	11.7%
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

GATX serves as manager of the railcars in GABX as well as the finance lease portfolio directly owned by Brookfield and earns management fees for such services. In the three and nine months ended September 30, 2026, GATX earned $9.8 million and $34.7 million from GABX and $14.6 million and $20.2 million from Brookfield for these services. GABX management fees earned by GATX are eliminated in consolidation and are not shown on the face of the condensed consolidated statements of income. However, the impact of fees earned are included in net income attributable to GATX. Management fees earned by GATX for managing the finance lease portfolio directly owned by Brookfield are reported in other revenue.

Despite ongoing macroeconomic uncertainty and the impacts of the geopolitical environment in the Middle East, the operating environment for the industry remained favorable as railcar deliveries remained historically low, fleet attrition continued to exceed new additions, and customers remained focused on retaining railcars in service. At Rail North America, demand for most railcars was stable and the renewal success rate remained strong. Utilization was 98.4% at the end of the current quarter.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenues
Lease revenue	$394.2	$264.1	$1,185.9	$786.9
Other revenue	53.8	32.4	133.8	98.6
Total Revenues	448.0	296.5	1,319.7	885.5

Expenses
Maintenance expense	124.6	93.1	377.0	261.1
Depreciation expense	123.3	72.1	374.0	214.2
Operating lease expense	6.0	7.1	20.8	21.8
Other operating expense	16.5	8.2	45.4	23.5
Total Expenses	270.4	180.5	817.2	520.6

Other Income (Expense)
Net gain on asset dispositions	50.3	21.3	167.8	92.5
Interest expense, net	(104.7)	(64.9)	(322.4)	(194.0)
Other expense	(1.9)	(1.6)	(4.2)	(7.1)
Share of affiliates' pre-tax losses	—	(0.1)	—	(0.2)
Segment Profit	$121.3	$70.7	$343.7	$256.1

Investment Volume	$109.3	$142.6	$4,720.6	$502.5

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Railcars	$366.6	$239.9	$1,101.4	$714.8
Boxcars	16.5	15.2	51.4	45.1
Locomotives	11.1	9.0	33.1	27.0
Total	$394.2	$264.1	$1,185.9	$786.9

Rail North America Fleet Data

The following table shows fleet activity and statistics for Rail North America railcars, excluding boxcars, for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Beginning balance	102,317	101,288	100,593	196,233	192,638
Railcars added	366	920	98,535	690	325
Railcars scrapped	(478)	(898)	(1,355)	(878)	(731)
Railcars sold	(917)	(717)	(1,540)	(3,407)	(2,129)
Ending balance	101,288	100,593	196,233	192,638	190,103
Utilization rate at quarter end (1)	98.9%	99.0%	98.1%	98.0%	98.4%
Renewal success rate (2)	87.1%	91.4%	79.1%	82.6%	86.1%
Active railcars at quarter end (3)	100,144	99,560	192,512	188,847	187,137
Average active railcars (4)	100,896	99,999	193,195	190,587	188,358
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

As of September 30, 2026, 15,654 tank and freight cars and 926 boxcars are on leases that have expired or are scheduled to expire in 2026. These amounts exclude railcars on expiring leases that have already been renewed or assigned to a new lessee.

In 2022, we entered into a long-term railcar supply agreement with a subsidiary of Trinity Industries, Inc. ("Trinity") to purchase 15,000 newly built railcars through 2028, with an option to order up to an additional 500 railcars each year from 2023 to 2028. The agreement enables us to order a broad mix of tank and freight cars. Trinity will deliver 6,000 tank cars (1,200 per year) from 2024 through 2028. The remaining 9,000 railcars, which can be a mix of freight and tank cars, are expected to be ordered at a rate of 1,500 railcars per order year from 2023 to 2028 and delivered under a schedule to be determined. At September 30, 2026, 10,288 railcars have been ordered pursuant to the terms of the agreement, of which 7,762 railcars have been delivered.

Rail North America Fleet, excluding Boxcars
200,000
160,000
120,000
80,000
40,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q25
4Q25
1Q26
2Q26
3Q26
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

During the third quarter of 2026, the renewal rate change of the LPI was positive 12.4%, compared to positive 16.8% in the prior quarter, and positive 22.8% in the third quarter of 2025. Lease terms on renewals for railcars in the LPI averaged 52 months in the current quarter, compared to 54 months in the prior quarter, and 60 months in the third quarter of 2025.

The following table shows fleet activity and statistics for Rail North America boxcars for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Beginning balance	7,621	7,478	7,032	9,888	9,136
Boxcars added	172	1	3,411	—	140
Boxcars scrapped	(285)	(365)	(266)	(251)	(280)
Boxcars sold	(30)	(82)	(289)	(501)	—
Ending balance	7,478	7,032	9,888	9,136	8,996
Utilization rate at quarter end (1)	96.9%	97.1%	97.6%	97.1%	97.9%
Active boxcars at quarter end (2)	7,247	6,831	9,648	8,875	8,810
Average active boxcars (3)	7,391	7,206	9,895	9,152	8,883
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
(3)    Average active boxcars for the quarter is calculated using the number of active boxcars at the end of each month.

The following table shows fleet activity and statistics for Rail North America locomotives for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Beginning balance	639	634	627	815	806
Locomotives added	—	—	200	2	—
Locomotives scrapped or sold	(5)	(7)	(12)	(11)	(3)
Ending balance	634	627	815	806	803
Utilization rate at quarter end (1)	91.8%	92.5%	90.3%	91.2%	90.3%
Active locomotives at quarter end (2)	582	580	736	735	725
Average active locomotives (3)	584	581	745	734	727
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

Comparison of Reported Results for the First Nine Months of 2026 to the First Nine Months of 2025

Segment Profit

In the nine months ended September 30, 2026, segment profit of $343.7 million increased 34.2% compared to $256.1 million for the same period in the prior year. Segment profit in 2026 was impacted by the acquisition of railcars from Wells Fargo. Aside from the impact of the acquisition, segment profit increased $74.4 million, driven by higher net gains on asset dispositions and higher revenue, partially offset by higher maintenance and interest expense.

Revenues

In the nine months ended September 30, 2026, lease revenue increased $399.0 million, or 50.7%. The acquisition of railcars from Wells Fargo led to an increase in lease revenue of $390.5 million. In addition to the impact of the acquisition, lease revenue increased $8.5 million, primarily driven by more railcars and locomotives on lease and higher lease rates. Other revenue increased $35.2 million primarily due to higher management fee revenue from the finance lease portfolio owned by Brookfield and managed by GATX and higher repair revenue.

Expenses

In the nine months ended September 30, 2026, maintenance expense increased $115.9 million. The acquisition of railcars from Wells Fargo led to an increase of $97.0 million. In addition to this impact, maintenance expense increased $18.9 million driven by more repair events, including more repairs performed by the railroads, and a mix of repairs that resulted in higher costs per repair. Depreciation expense increased $159.8 million, primarily due to the impact of the railcars acquired from Wells Fargo.

Other Income (Expense)

In the nine months ended September 30, 2026, net gain on asset dispositions increased $75.3 million, driven by higher net gains on asset dispositions, higher net scrapping gains, and lower impairments recorded, partially offset by lower net gains on railcars converted to finance leases. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $128.4 million, due to a higher average debt balance resulting from debt incurred for the acquisition of railcars from Wells Fargo and a higher average interest rate.

Investment Volume

During the nine months ended September 30, 2026, investment volume was $4,720.6 million (including approximately $4.2 billion for the acquisition of railcars and locomotives from Wells Fargo) compared to $502.5 million in the same period in 2025. We acquired 2,342 newly built railcars and purchased 100,994 railcars in the secondary market (including 100,870 railcars acquired at GABX from Wells Fargo) and 202 locomotives (including 200 locomotives acquired from Wells Fargo) in the nine months ended September 30, 2026, compared to 1,805 newly built railcars, 849 railcars in the secondary market, and zero locomotives in the same period in 2025.

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

Comparison of Reported Results for the Third Quarter of 2026 to the Third Quarter of 2025

Segment Profit

In the three months ended September 30, 2026, segment profit of $121.3 million increased 71.6% compared to $70.7 million for the same period in the prior year. Segment profit in 2026 was impacted by the acquisition of railcars from Wells Fargo. Aside from the impact of the acquisition, segment profit increased $44.2 million, driven by higher net gains on asset dispositions and higher revenue, partially offset by higher maintenance and interest expense.

Revenues

In the three months ended September 30, 2026, lease revenue increased $130.1 million, or 49.3%. The acquisition of railcars from Wells Fargo led to an increase in lease revenue of $128.0 million. Aside from the impact of the acquisition, lease revenue increased $2.1 million, primarily driven by more railcars on lease and higher lease rates. Other revenue increased $21.4 million, driven by higher management fee revenue from the finance lease portfolio owned by Brookfield and managed by GATX and higher repair revenue.

Expenses

In the three months ended September 30, 2026, maintenance expense increased $31.5 million. The acquisition of railcars from Wells Fargo led to an increase of $35.1 million. Aside from this impact, maintenance expense decreased $3.6 million, driven by fewer regulatory compliance events and lower costs of repairs. Depreciation expense increased $51.2 million, primarily due to the impact of the railcars acquired from Wells Fargo.

Other Income (Expense)

In the three months ended September 30, 2026, net gain on asset dispositions increased $29.0 million, driven by higher net gains on asset dispositions. The amount and timing of disposition gains is dependent on a number of factors and may vary materially from period to period. Net interest expense increased $39.8 million, due to a higher average debt balance resulting from debt incurred for the acquisition of railcars from Wells Fargo and a higher average interest rate.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), experienced a challenging railcar leasing market as GRE faced ongoing macroeconomic headwinds, including weak GDP results and higher inflation, as well as uncertainty due to the geopolitical environment in the Middle East and Ukraine, which weighed on customers' fleet planning activities. Despite pressure on utilization, GRE experienced renewal lease rate increases for the majority of railcar types in the period. Utilization was 96.1% at the end of the current quarter.

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

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenues
Lease revenue	$102.5	$94.2	$303.2	$267.4
Other revenue	6.0	5.2	16.1	16.3
Total Revenues	108.5	99.4	319.3	283.7

Expenses
Maintenance expense	18.1	18.1	56.4	55.5
Depreciation expense	27.7	23.0	83.4	64.8
Other operating expense	5.2	4.8	15.4	14.3
Total Expenses	51.0	45.9	155.2	134.6

Other Income (Expense)
Net gain on asset dispositions	1.3	1.8	4.4	4.5
Interest expense, net	(24.0)	(20.7)	(72.9)	(59.8)
Other income (expense)	1.1	(0.2)	3.5	(1.5)
Segment Profit	$35.9	$34.4	$99.1	$92.3

Investment Volume	$49.3	$66.1	$142.3	$209.9

GRE Fleet Data

The following table shows fleet activity and statistics for GRE railcars for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Beginning balance	30,492	30,572	36,484	36,651	36,718
Railcars added	328	6,145	355	229	206
Railcars scrapped or sold	(248)	(233)	(188)	(162)	(212)
Ending balance	30,572	36,484	36,651	36,718	36,712
Utilization rate at quarter end (1)	93.7%	94.7%	94.7%	95.3%	96.1%
Active railcars at quarter end (2)	28,654	34,536	34,706	34,977	35,291
Average active railcars (3)	28,592	32,671	34,588	34,868	35,138
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

As of September 30, 2026, leases for 5,528 railcars are scheduled to expire over the remainder of 2026. This amount excludes railcars on leases expiring in 2026 that have already been renewed or assigned to a new lessee.

GRE Fleet
40,000
30,000
20,000
10,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q25
4Q25
1Q26
2Q26
3Q26
Active Fleet
Idle
Utilization

Rail India Fleet Data

The following table shows fleet activity and statistics for Rail India railcars for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Beginning balance	11,112	11,712	12,165	12,508	12,851
Railcars added	600	453	343	343	98
Ending balance	11,712	12,165	12,508	12,851	12,949
Utilization rate at quarter end (1)	100.0%	100.0%	100.0%	100.0%	100.0%
Active railcars at quarter end (2)	11,712	12,165	12,508	12,851	12,949
Average active railcars (3)	11,363	11,905	12,275	12,692	12,925
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

Rail India Fleet
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
Fleet Size
100.0%
97.5%
95.0%
92.5%
90.0%
Utilization
3Q25
4Q25
1Q26
2Q26
3Q26
Active Fleet
Idle
Utilization

Comparison of Reported Results for the First Nine Months of 2026 to the First Nine Months of 2025

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the nine months ended September 30, 2026, fluctuations in the value of the euro, relative to the U.S. dollar, positively impacted lease revenue by approximately $9.3 million and positively impacted segment profit, excluding other income (expense), by approximately $4.9 million compared to the same period in 2025.

Segment Profit

In the nine months ended September 30, 2026, segment profit of $99.1 million increased 7.4% compared to $92.3 million for the same period in the prior year. The increase was primarily due to higher lease revenue and changes in foreign currency exchange rates, partially offset by higher depreciation and interest expense.

Revenues

In the nine months ended September 30, 2026, lease revenue increased $35.8 million, or 13.4%, due to more railcars on lease at GRE and Rail India and the impact of foreign exchange rates at GRE.

Expenses

In the nine months ended September 30, 2026, maintenance expense increased $0.9 million, primarily due to the impact of foreign exchange rates and higher repair costs, partially offset by fewer regulatory compliance events. Depreciation expense increased $18.6 million, due to the impact of new railcars added to the fleet, including the railcars acquired from DB Cargo AG in 2025.

Other Income (Expense)

In the nine months ended September 30, 2026, net interest expense increased $13.1 million, due to a higher average debt balance and a higher average interest rate. Other income (expense) was favorable by $5.0 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations, and lower litigation costs.

Investment Volume

During the nine months ended September 30, 2026, investment volume was $142.3 million compared to $209.9 million in the same period in 2025. In the nine months ended September 30, 2026, GRE acquired 704 newly built railcars and purchased 86 railcars in the secondary market compared to 1,353 newly built railcars for the same period in 2025, and Rail India acquired 784 newly built railcars compared to 1,129 newly built railcars for the same period in 2025.

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

Comparison of Reported Results for the Third Quarter of 2026 to the Third Quarter of 2025

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the U.S. dollar against the foreign currencies in which it conducts business, primarily the euro. In the three months ended September 30, 2026, fluctuations in the value of the euro, relative to the U.S. dollar, negatively impacted lease revenue by approximately $1.4 million and negatively impacted segment profit, excluding other income (expense), by approximately $0.6 million compared to the same period in 2025.

Segment Profit

In the three months ended September 30, 2026, segment profit of $35.9 million increased 4.4% compared to $34.4 million for the same period in the prior year. The increase was primarily due to higher lease revenue, partially offset by higher depreciation and interest expense.

Revenues

In the three months ended September 30, 2026, lease revenue increased $8.3 million, or 8.8%, driven by more railcars on lease at GRE and Rail India, partially offset by the impact of foreign exchange rates.

Expenses

In the three months ended September 30, 2026, maintenance expense was comparable to the same period in the prior year. Depreciation expense increased $4.7 million, due to the impact of new railcars added to the fleet, including the railcars acquired from DB Cargo AG in 2025.

Other Income (Expense)

In the three months ended September 30, 2026, net interest expense increased $3.3 million, due to a higher average debt balance and a higher average interest rate. Other income (expense) was favorable by $1.3 million, driven by the positive impact of changes in foreign exchange rates, primarily euro-zloty fluctuations.

ENGINE LEASING

Segment Summary

Engine Leasing includes the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $46.1 million and $123.3 million for the three and nine months ended September 30, 2026, compared to $53.4 million and $109.4 million and for the same periods in 2025. Dividend distributions from the RRPF affiliates totaled zero and $70.0 million for the three and nine months ended September 30, 2026 compared to none for the same periods in 2025. In the third quarter of 2025, the RRPF affiliates recorded income from insurance recoveries related to aircraft spare engines. GATX's 50% share of this recovery was $10.9 million ($8.2 million after tax).

Engine Leasing also includes GATX Engine Leasing ("GEL"), our wholly owned business that invests directly in aircraft spare engines. As of September 30, 2026, GEL owned 46 aircraft spare engines, with 21 currently on, or available for, long-term leases with airline customers and 25 that are employed in an engine capacity agreement with Rolls-Royce for use in its engine maintenance programs. All engines owned by GEL are managed by the RRPF affiliates, for which we paid them a fee of $1.5 million and $4.5 million for the three and nine months ended September 30, 2026 and $1.4 million and $4.1 million for the same periods in 2025.

The operating environment for the RRPF affiliates and GEL continued to be favorable in the third quarter of 2026 as healthy levels of global passenger air travel continued to drive strong demand for aircraft spare engines. However, uncertainty exists due to the geopolitical environment in the Middle East.

The following table shows Engine Leasing’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenues
Lease revenue	$8.9	$10.4	$27.2	$26.6
Non-dedicated engine revenue	22.1	22.5	64.8	64.5
Total Revenues	31.0	32.9	92.0	91.1

Expenses
Depreciation expense	10.6	10.3	31.8	29.2
Other operating expense	3.1	2.9	9.2	8.6
Total Expenses	13.7	13.2	41.0	37.8

Other Income (Expense)
Interest expense, net	(12.1)	(12.7)	(38.1)	(36.5)
Other income	0.1	—	16.9	0.1
Share of affiliates' pre-tax earnings	46.1	53.4	123.3	109.4
Segment Profit	$51.4	$60.4	$153.1	$126.3

Investment Volume	$—	$147.1	$0.2	$147.1

The following table shows the net book values of Engine Leasing's assets (in millions):

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Investment in RRPF Affiliates	$746.1	$732.3	$752.4	$721.7	$753.9
GEL owned aircraft spare engines	1,054.9	1,044.4	1,033.9	1,023.3	1,012.7
Other owned assets	47.2	54.9	50.3	126.1	50.9
Total assets	$1,848.2	$1,831.6	$1,836.6	$1,871.1	$1,817.5

RRPF Affiliates' Portfolio Data

The following table shows portfolio activity and statistics for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Beginning balance	442	453	456	460	468
Engine acquisitions	14	14	10	13	14
Engine dispositions	(3)	(11)	(6)	(5)	(7)
Ending balance	453	456	460	468	475
Utilization rate at quarter end (1)	98.5%	98.7%	97.6%	97.2%	96.8%
Average leased engines (2)	442	447	450	449	457
Net book value of engines (in millions)	$5,638.2	$5,829.9	$5,863.8	$6,160.6	$6,395.7
_________
(1)    Utilization is calculated as the number of engines on lease as a percentage of total engines in the fleet.
(2)    Average leased engines for the quarter is calculated using the number of leased engines at the end of each month.

RRPF Affiliates' Aircraft Spare Engine Portfolio
Portfolio Size
Utilization
500
400
300
200
100
0
100.0%
95.0%
90.0%
85.0%
80.0%
3Q25
4Q25
1Q26
2Q26
3Q26
Leased to Rolls-Royce
Leased to Third Parties
Idle
Utilization

GEL Portfolio Data

The following table shows portfolio activity for GEL's aircraft spare engines for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Beginning balance	39	46	46	46	46
Engines added	7	—	—	—	—
Ending balance	46	46	46	46	46

Comparison of Reported Results for the First Nine Months of 2026 to the First Nine Months of 2025

Segment Profit

In the nine months ended September 30, 2026, segment profit of $153.1 million increased $26.8 million compared to segment profit of $126.3 million for the same period in the prior year. Segment profit in 2025 included $10.9 million from insurance recoveries at the RRPF affiliates, as noted above. Excluding the impact of the insurance recoveries, results for Engine Leasing were $37.7 million higher than 2025. The increase was driven by higher earnings at the RRPF affiliates and GEL.

Revenues

In the nine months ended September 30, 2026, lease revenue increased $0.6 million, driven by more aircraft spare engines on leases directly with airline customers. Non-dedicated engine revenue increased $0.3 million, due to higher annuity receipts for aircraft spare engines utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the nine months ended September 30, 2026, depreciation expense increased $2.6 million, due to aircraft spare engines acquired in 2025.

Other Income (Expense)

In the nine months ended September 30, 2026, other income increased $16.8 million, driven by maintenance reserve releases on certain engines at GEL. Income from our share of affiliates' earnings increased $13.9 million, driven by higher remarketing and other income and higher income from operations. Higher income from operations was primarily due to more aircraft spare engines in the fleet, partially offset by higher interest expense. Remarketing and other income was negatively impacted by the absence of income from insurance recoveries recorded in the prior year, as noted above, partially offset by higher gains on engine dispositions. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

Investment Volume

In the nine months ended September 30, 2026, investment volume was $0.2 million, compared to $147.1 million in the same period in 2025. Investment volume in 2026 consisted of the purchase of engine stands at GEL. Investment volume in 2025 consisted of the purchase of seven aircraft spare engines that were placed on long-term leases directly with a customer at GEL.

Comparison of Reported Results for the Third Quarter of 2026 to the Third Quarter of 2025

Segment Profit

In the three months ended September 30, 2026, segment profit of $51.4 million decreased $9.0 million compared to segment profit of $60.4 million for the same period in the prior year. Segment profit in 2025 included $10.9 million of insurance recoveries at the RRPF affiliates, as noted above. Excluding the impact of this item, results for Engine Leasing were $1.9 million higher than 2025. The increase was driven by higher earnings at the RRPF affiliates, partially offset by lower earnings at GEL.

Revenues

In the three months ended September 30, 2026, lease revenue decreased $1.5 million, driven by fewer aircraft spare engines on leases directly with airline customers. Non-dedicated engine revenue decreased $0.4 million, due to lower annuity receipts for aircraft spare engines utilized in the engine capacity agreement with Rolls-Royce.

Expenses

In the three months ended September 30, 2026, depreciation expense increased $0.3 million, due to aircraft spare engines acquired in 2025.

Other Income (Expense)

Income from our share of affiliates' earnings decreased $7.3 million, driven by lower income from operations and lower remarketing and other income. Lower income from operations was primarily due to higher interest and other expenses, partially offset by more aircraft spare engines in the fleet. Remarketing and other income was negatively impacted by the absence of income from insurance recoveries recorded in the prior year, as noted above, partially offset by higher gains on asset dispositions. The amount and timing of remarketing income is dependent on a number of factors and may vary materially from period to period.

OTHER

Other comprises our Trifleet business, as well as selling, general, and administrative expenses ("SG&A"), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and certain eliminations.

In the third quarter of 2025, GATX recorded $3.8 million of expense associated with the acquisition of Wells Fargo's rail assets. These expenses were recorded in SG&A.

In addition, in the third quarter of 2025, a customer sold its interest in a nuclear power plant facility for which GATX previously managed the lease, and GATX received $7.4 million of residual sharing proceeds as part of a previously agreed upon residual sharing arrangement. This income was recorded in other income, including eliminations.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Trifleet revenue	$10.5	$10.5	$30.8	$31.1

Trifleet segment profit	$2.2	$1.6	$6.6	$5.2
Unallocated interest (expense) income	(0.6)	2.4	2.7	7.7
Other income, including eliminations	1.4	8.6	3.4	11.8
Segment Profit	$3.0	$12.6	$12.7	$24.7

Selling, general and administrative expense	$64.5	$66.2	$205.0	$181.0

Investment Volume	$13.1	$5.9	$29.1	$17.5

Trifleet Summary

The tank container leasing market remained challenging in the third quarter of 2026 due to macro-economic headwinds and the impact of the current geopolitical environment in the Middle East. Utilization was 88.2% at the end of the current quarter.

Trifleet Tank Container Data

The following table shows fleet statistics for Trifleet's owned and managed tank containers for the quarter ended:

	September 30 2025	December 31 2025	March 31 2026	June 30 2026	September 30 2026
Ending balance	25,573	25,602	26,017	26,417	27,114
Utilization rate at quarter-end (1)	83.9%	84.9%	85.2%	88.0%	88.2%
_________
(1)    Utilization is calculated as the number of tank containers on lease as a percentage of total tank containers in the fleet.

SG&A, Unallocated Interest and Other

SG&A increased $24.0 million for the nine months ended September 30, 2026 compared to the same period in the prior year. The variance was driven by higher employee-related expenses, including the impact of higher headcount resulting from the Wells Fargo rail assets acquisition, and higher information technology expenses, partially offset by the absence of expenses associated with the Wells Fargo rail assets acquisition in the prior year as noted above.

SG&A decreased by $1.7 million for the three months ended September 30, 2026 compared to the same period in the prior year. The variance was primarily due to the absence of expenses associated with the Wells Fargo rail assets acquisition in the prior year as noted above, partially offset by higher employee-related expenses, including the impact of higher headcount resulting from the Wells Fargo rail assets acquisition, and higher information technology expenses.

Unallocated interest (expense) income (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other income, including eliminations was unfavorable by $7.2 million and $8.4 million for the three and nine months ended September 30, 2026 compared to the same periods in the prior year. Both variances were driven by residual sharing proceeds received in 2025, as noted above.

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

As of September 30, 2026, we had an unrestricted cash balance of $390.0 million. We also have a $632 million, 5-year unsecured revolving credit facility in the United States that matures in 2031 and a $368 million, 3-year unsecured revolving credit facility in the United States that matures in 2029, both of which were fully available as of September 30, 2026. In addition, we have a €250 million, 3-year unsecured revolving credit facility in Europe that matures in 2027, of which €220 million was available as of September 30, 2026. At GABX, we have a $250 million, 5-year unsecured revolving credit facility in the United States that matures in 2030, all of which was fully available as of September 30, 2026.

The following table shows our cash flows from operating, investing, and financing activities for the nine months ended September 30 (in millions):

	2026	2025
Net cash provided by operating activities	$719.5	$503.8
Net cash used in investing activities	(4,316.4)	(652.4)
Net cash (used in) provided by financing activities	(992.8)	436.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5.0)	7.0
Net (decrease) increase in cash, cash equivalents, and restricted cash during the period	$(4,594.7)	$294.6

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 increased $215.7 million compared to the same period in 2025. Comparability among reporting periods is impacted by the timing of changes in working capital items. Specifically, higher cash receipts from revenue and lower payments for operating leases were partially offset by higher payments for maintenance, interest, income taxes, and other operating expenses.

Net Cash Used in Investing Activities

The following table shows our principal sources and uses of cash flows from investing activities for the nine months ended September 30 (in millions):

	2026	2025
Portfolio investments and capital additions (1)	$(4,892.2)	$(877.0)
Portfolio proceeds (2)	534.5	211.4
Proceeds from sales of other assets (3)	50.2	25.7
Purchases of assets previously leased (4)	(11.2)	(15.0)
Other investing activity	2.3	2.5
Net cash used in investing activities	$(4,316.4)	$(652.4)
_________
(1)    Portfolio investments and capital additions primarily consisted of purchases of operating assets and capitalized asset improvements. See the discussions of segment operating results sections in this Item for more detail.
(2)    Portfolio proceeds primarily consisted of proceeds from sales of operating assets.
(3)    Proceeds from sales of other assets were primarily related to railcar scrapping.
(4)    In 2026, we purchased 400 railcars that were previously on operating leases, compared to 802 railcars in 2025.

The increase in portfolio investments and capital additions of $4,015.2 million for the nine months ended September 30, 2026 was primarily due to the acquisition of railcars and locomotives from Wells Fargo and tank containers acquired at Trifleet, partially offset by fewer non-Wells Fargo railcars acquired at Rail North America, fewer railcars acquired at GRE and Rail India, and the cost of aircraft spare engines acquired at GEL in 2025. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

Portfolio proceeds increased by $323.1 million for the nine months ended September 30, 2026, primarily due to more railcars sold at Rail North America.

Net Cash Provided by Financing Activities

The following table shows our principal sources and uses of cash flows provided by financing activities for the nine months ended September 30 (in millions):

	2026	2025
Net proceeds from issuance of debt with original maturities longer than 90 days	$994.0	$1,026.2
Repayments of debt with original maturities longer than 90 days	(1,525.5)	(629.9)
Net (decrease) increase in debt with original maturities of 90 days or less	(34.9)	105.3
Purchases of assets previously on finance leases (1)	(31.3)	—
Share repurchases (2)	(127.8)	(18.6)
Dividends to GATX Shareholders	(72.5)	(67.8)
Distributions to non-controlling interest	(119.3)	—
Return of capital to non-controlling interest	(14.0)	—
Exercise of GABX call option	(65.2)	—
Other	3.7	21.0
Net cash (used in) provided by financing activities	$(992.8)	$436.2
_________
(1)    In 2026, we purchased 781 railcars that were previously on financing leases, compared to zero such railcars in 2025.
(2)    Cash paid for share repurchases consists of those transactions that settled during the period and includes excise taxes and commissions.

The following table shows the activity on our long-term debt principal in the nine months ended September 30, 2026 (in millions):

	December 31 2025	Issuances	Payments	Impact of Foreign Exchange Rates	September 30 2026
U.S. debt (1)	$10,984.0	$1,000.0	$(1,503.6)	$—	$10,480.4
Europe debt (2)	1,383.6	—	—	(48.9)	1,334.7
India debt (3)	138.0	21.2	(10.9)	(8.7)	139.6
Total debt principal	$12,505.6	$1,021.2	$(1,514.5)	$(57.6)	$11,954.7
__________
(1)    Issuances include $1,000.0 million at GABX. The cash proceeds were used for partial prepayment of the outstanding GABX term loan.
(2)    Denominated in euros, but presented in U.S. dollars in this table.
(3)    Denominated in Indian rupees, but presented in U.S. dollars in this table.

The following provides detail of the long-term debt issued in the nine months ended September 30, 2026:

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

Material Cash Obligations

The following table shows our material cash obligations, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2026 (in millions):

	Material Cash Obligations by Period
	Total	2026 (1)	2027	2028	2029	2030	Thereafter
Recourse debt (2)	$11,954.7	$281.6	$846.4	$817.9	$848.0	$2,549.1	$6,611.7
Interest on recourse debt (3)	4,845.1	180.5	548.4	516.9	469.3	440.2	2,689.8
Borrowings under bank credit facilities	34.6	34.6	—	—	—	—	—
Operating lease obligations	146.7	7.9	27.7	30.3	21.5	21.4	37.9
Purchase commitments (4)	1,400.1	253.9	582.8	470.9	81.2	11.3	—
Total	$18,381.2	$758.5	$2,005.3	$1,836.0	$1,420.0	$3,022.0	$9,339.4
_________
(1)    For the remainder of the year.
(2)    Includes GABX obligations of $1,855.4 million in 2030, $500.0 million in 2031, and $500.0 million in 2036 that are guaranteed by GATX Corporation.
(3)    For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2026.
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

We have a $632 million, 5-year unsecured revolving credit facility in the United States. In the second quarter of 2026, we entered into an amendment to extend the maturity from May 2030 to May 2031. As of September 30, 2026, the full $632 million was available under this facility. Additionally, we have a $368 million, 3-year unsecured revolving credit facility in the United States. In the second quarter of 2026, we entered into an amendment to extend the maturity from May 2028 to May 2029. As of September 30, 2026, the full $368 million was available under this facility.

GABX has a $250 million, 5-year unsecured revolving credit facility in the United States that matures in 2030. As of September 30, 2026, the full $250 million was available under this facility.

In Europe, we have a €250 million, 3-year unsecured revolving credit facility that matures in December 2027. As of September 30, 2026, €220 million was available under this credit facility. In addition, our European subsidiaries have smaller unsecured credit facilities with an aggregate limit of €25.0 million. As of September 30, 2026, €24.5 million was available under these credit facilities, as €0.5 million ($0.6 million) was drawn. The weighted average interest rate of these outstanding borrowings during the nine months ended September 30, 2026 was 2.2%.

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

At September 30, 2026, our European rail subsidiaries had outstanding term loans, public debt, and private placement debt balances totaling €1,065.0 million, and Trifleet had an outstanding term loan of €113.0 million. The loans are guaranteed by GATX Corporation and are subject to similar restrictive covenants as the GATX and GRE revolving credit facilities noted above. In addition, Rail India had outstanding term loans of INR 13.4 billion ($139.6 million) that are subject to certain restrictive covenants.

At September 30, 2026, we were in compliance with all covenants and conditions of all of our credit agreements, indentures, and loans. We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies.

The following table shows our credit rating and rating outlook as of September 30, 2026:

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

Leverage

Leverage is expressed as a ratio of debt (including debt and lease obligations, net of unrestricted cash) to equity. The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2026	June 30 2026	March 31 2026	December 31 2025	September 30 2025
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(390.0)	$(747.1)	$(740.9)	$(743.0)	$(696.1)
Borrowings under bank credit facilities	34.6	44.0	49.7	82.2	117.3
Recourse debt	11,904.0	12,289.3	12,427.3	12,451.7	8,751.3
Operating lease obligations	131.4	143.8	150.9	154.3	160.7
Total debt and lease obligations, net of unrestricted cash	$11,680.0	$11,730.0	$11,887.0	$11,945.2	$8,333.2

Total recourse debt (1)	$11,680.0	$11,730.0	$11,887.0	$11,945.2	$8,333.2
Total equity	$3,538.4	$3,589.9	$3,656.2	$3,635.1	$2,718.9
Recourse leverage (2)	3.3	3.3	3.3	3.3	3.1
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

During the nine months ended September 30, 2026, we repurchased 732,449 shares of common stock for $129.6 million, excluding commissions, under the New Repurchase Program compared to 125,709 shares of common stock for $18.6 million during the same period in 2025 under the Prior Repurchase Program. As of September 30, 2026, $170.4 million remained available under the New Repurchase Program authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2026. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of our policies.

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

The following tables show our net income attributable to GATX, diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net income (GAAP)	$107.2	$82.2	$297.3	$236.3
Less: Net income attributable to non-controlling interest	2.0	—	3.2	—
Net income attributable to GATX	$105.2	$82.2	$294.1	$236.3
Adjustments to pre-tax income attributable to GATX:
Acquisition-related expenses (1)	$—	$3.8	$—	$3.8
Total adjustments to pre-tax income attributable to GATX	$—	$3.8	$—	$3.8
Income taxes thereon, based on applicable effective tax rate	—	(0.9)	—	(0.9)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (2)	—	(8.2)	—	(8.2)
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$(8.2)	$—	$(8.2)
Net income attributable to GATX, excluding tax adjustments and other items (non-GAAP)	$105.2	$76.9	$294.1	$231.0

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Diluted earnings per share (GAAP)	$2.92	$2.25	$8.11	$6.46
Adjustments to income attributable to GATX, net of taxes:
Acquisition-related expenses (1)	—	0.08	—	0.08
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (2)	—	(0.22)	—	(0.22)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP) *	$2.92	$2.10	$8.11	$6.31
_________
(*)    Sum of individual components may not be additive due to rounding.

The following tables show our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended September 30 (in millions):

	2026	2025
Net income (GAAP)	$394.3	$312.8
Less: Net income attributable to non-controlling interest	3.2	—
Net income attributable to GATX	$391.1	$312.8
Adjustments to pre-tax income attributable to GATX:
Acquisition-related expenses (1)	$2.7	$3.8
Total adjustments to pre-tax income attributable to GATX	$2.7	$3.8
Income taxes thereon, based on applicable effective tax rate	$(0.7)	$(0.9)
Other income tax adjustments to income attributable to GATX:
Income tax rate changes (3)	$(13.3)	$(6.0)
Net operating loss valuation allowance adjustment (4)	6.4	—
Total other income tax adjustments to income attributable to GATX	$(6.9)	$(6.0)
Adjustments attributable to affiliates' earnings, net of taxes:
Insurance proceeds (2)	$(3.3)	$(8.2)
Total adjustments attributable to affiliates' earnings, net of taxes	$(3.3)	$(8.2)
Net income attributable to GATX, excluding tax adjustments and other items (non-GAAP)	$382.9	$301.5
_________
(1)    Expenses associated with the acquisition of Wells Fargo's rail assets.
(2)    Insurance recoveries related to aircraft spare engines at RRPF for which it had previously recorded impairment losses.
(3)    Deferred income tax adjustment attributable to an enacted corporate income tax rate reduction in Germany in 2025 and deferred income tax adjustments attributable to state tax rate reductions in 2024.
(4)    Valuation allowance adjustment associated with the realizability of state net operating losses in future tax years.

	2026	2025
Return on Equity attributable to GATX (GAAP)	14.2%	12.1%
Return on Equity attributable to GATX, excluding tax adjustments and other items (non-GAAP)	13.9%	11.7%

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2026, we repurchased 442,325 shares of common stock for $78.5 million under the New Repurchase Program, compared to 9,772 shares repurchased for $1.5 million during the third quarter of 2025 under the Prior Repurchase Program. As of September 30, 2026, $170.4 million remained available under the New Repurchase Program authorization.

The following is a summary of common stock repurchases completed by month during the third quarter of 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1, 2026 - July 31, 2026	199,549	$177.19	199,549	$213.5
August 1, 2026 - August 31, 2026	103,930	$177.94	103,930	$195.0
September 1, 2026 - September 30, 2026	138,846	$177.64	138,846	$170.4
Total	442,325	$177.51	442,325
_________
(1)    Represents the approximate dollar value of shares available for purchase under the New Repurchase Program, as the Prior Repurchase Program has been terminated.

Item 5.  Other Information

Insider Trading Plans

None of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended September 30, 2026.

Departure of directors or certain officers; election of directors; appointment of certain officers; compensatory arrangements of certain officers

On October 28, 2026, Kim Nero, the Executive Vice President and Chief Human Resources Officer of GATX Corporation (the "Company"), left the Company. The Company expects to enter into a separation agreement with Ms. Nero that provides for a general release of claims against the Company and pursuant to which Ms. Nero will receive the severance benefits set forth under the Company's U.S. Executive Severance Plan. A copy of the Severance Plan was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: October 30, 2026